Form 10KSB
period 1998-12-31
INTEGRATED CARBONICS CORP
filed 1999-03-31
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1998.



Commission File Number 000-24723



                   INTEGRATED CARBONICS CORP.
       (Exact name of Company as specified in its charter)

Nevada                                            88-0393257
(State of organization) (I.R.S. Employer Identification No.)

750 W. Pender St., Suite 804, Vancouver, BC Canada V6C 2T8
(Address of principal executive offices)

Company's telephone number, including area code (604) 682-8445

Company's Attorney: Daniel G. Chapman, Esq.,
     3360 W. Sahara Ave., Suite 200
     Las Vegas, NV 89102
     (702) 732-2253, FAX (702) 732-7516

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended December 31, 1998:   $ 0

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of $0.531 per share
(the selling or average bid and asked price) as of March 29, 1999: $1,893,731.85.

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's form 10-SB/A, filed on December 17, 1998, and the exhibits attached thereto, are incorporated by reference. A list of those exhibits is provided in ITEM 13 below.



                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Integrated Carbonics Corp. (the "Company") is a Nevada corporation. Company was incorporated in the State of Delaware on February 23, 1993 under the name of PLR, Inc. Each of the two founders of the Company were issued 300 shares of common stock. On March 15, 1996, the Board of Directors approved a 3500:1 common stock split, increasing the outstanding shares to 2.1 million. On January 1, 1997, the stock was split again, this time by 5:1, increasing to 10.5 million the number of outstanding stock.

On September 22, 1997, the Company's board of directors and officers, after approving the issuance of 15,000,000 shares of common stock to Da-Jung resources, resigned in favor of current directors and officers, including Mr. Fawcett and Mr. Hoegler, each of whom hold a twenty-five percent equity interest in Da-Jung. Prior to the execution of the Da-Jung agreement, the Company was a "blank-check" company.

The Company changed its name to Integrated Carbonics Corp. on October 3, 1997 in Delaware. On October 9, 1997, a company named Integrated Carbonics Corp. was incorporated in Nevada, solely for the purpose of re-domiciling the Delaware corporation. The
Company was re-domiciled to the State of Nevada on October 30, 1997 by merging the two entities, with the Nevada corporation being the surviving entity. Shareholders of the Delaware company were given shares of the Nevada company. On October 31, 1997, a Special meeting of the Shareholders of the Corporation was held wherein the Shareholders approved a reverse stock split of 100:1 reducing the number of outstanding shares to 255,000 shares of common stock. The Company's principal place of business is located at 750 W. Pender St., Suite 804, Vancouver, BC Canada V6C 2T8. The Company also maintains a site on the world-wide web at www.integratedcarbonics.com.

On November 29, 1998, the Company's registration statement that had been filed voluntarily on Form 10SB with the United States Securities and Exchange Commission became effective. On that date, the Company became a "fully reporting" company under United States Securities Laws. An amended Form 10SB ("Form 10-SB/A") was filed on December 17, 1998.

                     Business of the Issuer

Although still considered a development stage enterprise, the Company is in the business of mining, and has recently began operations in earnest by entering into a number of contracts. These contracts are described below and were included as exhibits to the Form 10-SB/A.

                Graphite Processing Joint Venture

On October 7, 1997, the Company acquired the rights of Da-Jung Resource Corp. pursuant to an "Agreement on Establishment of a Sino Foreign Equity Joint Venture" with Jixi Liumao Graphite Mine of Heilongjiang Province, People's Republic of China. Consideration for this Agreement was 6,000,000 of the Company's post split common shares plus reimbursement of certain expenses that had been incurred by Da-Jung. This amount is $200,000, payable per an additional agreement with Da-Jung -- $70,000 upon completion of the Company's limited offering (see "Management's Discussion and Analysis - Liquidity and Capital Resources"), $50,000 upon exercise of all of the warrants issued in that offering, and the remaining $80,000 due upon the earlier of one year from the date of that offering or upon completion of an additional offering. The Company and Da-Jung agreed to make the cash portion of the purchase price payable as a note that is due on July 1, 1999. A total of $130,000, including interest imputed at 8% per year, is due on that date.

 NOTE: DA-JUNG RESOURCE CORP. IS A COMPANY CONTROLLED BY CERTAIN
             DIRECTORS OF INTEGRATED CARBONICS CORP.

On November 10, 1997, the Company entered into a Sino Foreign Equity Joint Venture with the Liumao Graphite Group of Heilongjiang Province, People's Republic of China, to form a joint venture company named "ICC Liumao Graphite Products, Ltd." The purpose of the joint venture company is to construct and operate a value-added graphite processing plant that will produce high purity graphite, expandable graphite, graphite sheet, or other graphite products.

The Company commissioned two independent firms to conduct feasibility studies and laboratory analyses (see "Management's Discussion and Analysis or Plan of Operation - Results of Operation"). According to their reports, the Liumao Graphite Mine is the largest known graphite mine in Asia, and one of the biggest in the world. The mine has been in operation since 1936 and has reserves of 350 million tons with an average grade of 13.8% graphite. The anticipated mine life, based upon the estimated reserves, average grade estimates, and annual output, is in excess of 100 years. Annual production can be as much as 40,000 tons of high carbon graphite. The joint venture agreement calls for production of 5,000 tons of value-added graphite annually.

As an 80% equity partner, the Company is required to contribute 80% of the capital required for construction which is estimated to be $28 million, and will obtain an 80% share of the profits over a 30 year period. Under the terms of this Joint Venture Agreement, the Company will also contribute technical direction and management of the joint venture. The joint venture has obtained all regulatory approval, including a business license, in the People's Republic of China. Through December 31, 1998, the Company has expended $274,170 (of its eventual estimated total of $4,400,000) in engineering costs on Phase II of the project (construction of processing facility for the 5,000 tons per year of high grade graphite).

At yearend, management elected to expense the previously capitalized feasibility study costs in order to comply with US generally accepted accounting principles related to the treatment of such costs in the absence of firm financial commitments to complete the development of the project. These costs cover engineering feasibility of its Liumao High Purity Graphite Processing Plant. Management continues to seek financing for this project on the basis of favorable results achieved in work completed on this project to date.

To meet additional capital requirements of the joint venture, the Company intends to complete additional private placement financing (see "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"). The Company will contribute capital, technology assistance, marketing assistance and hands on management to the Joint Venture. At this date, there is no specific amount to be contributed to the Joint Venture, and no dates on which contributions will be required. As discussed below (see "Management's Discussion and Analysis or Plan of Operation - Results of Operation"), the expenditures to date have been capitalized on the books of the Company. These costs will constitute a portion of the Company's contribution to the Joint Venture.

The Company is and will continue to be involved in the marketing, and subsequently, the sale of the processed graphite products. The Company terminated its three full time employees in order to meet fiscal restraints. Two of the three, however, continue to work for the Company without accruing wages or benefits. The Company also relies on its senior management, directors, independent consultants and professional support services in the United States, Canada and China.

                      Yichang Joint Venture

On September 21, 1998, the Company signed an interim joint venture agreement whereby the Yichang HengDa Graphite Group Company, Ltd. ("YHGG") will vend in its operating division at net book value, and the Company will contribute 28.6 million RMB (US$3.84 million) according to a negotiated capital contribution schedule spanning one to two years. In addition, the Company will pay fees not to exceed $1,000,000 directly to YHGG for off-balance sheet intangible assets vended into the joint venture. This agreement and the full joint venture remain subject to approval by the relevant Chinese regulatory authorities. At yearend, the Company and YHGG had drafted the full joint venture agreement which is to be signed following final negotiation of the capital contribution schedule.

                  Interest in Mineral Property

On September 22, 1997, the Company acquired from Da-Jung Resource Corp. an interest in the Yue-jinshan-Zianfengbei mineral property in the Wandashan mineralization zone Heilongjiang Province in the People's Republic of China. The Company exchanged 15,000,000 pre-consolidation shares of common stock to Da-Jung for these rights. The Company considers this project as secondary to its graphite processing joint venture, which became its core business during 1998. Therefore, the Company decided to write this investment off of its books.

                        Da-Jung Resources

Da-Jung  Resources is a British Virgin Island company  which  was
created   initially   for  the  purpose  of   pursuing   business
opportunities in China. Da-Jung is currently an investment holding company whose principal assets include the 6.150 million shares of Company's common stock. Da-Jung continues to seek additional business opportunities (not necessarily in China) and financing to assist in the development of ICC. Mario Aiello, Robert Hoegler, James Dade Fawcett, and Edwin Dorffi, officers and/or directors of the Company, each own 25% of the equity of Da-Jung.

ITEM 2.   DESCRIPTION OF PROPERTY.

Company maintains offices at the following locations:

(a)  (Registered office in Nevada)
     3360 W. Sahara Ave., Suite 200
     Las Vegas, NV 89102

(b)  (Principal Office)
     750 West Pender Street, Suite 804
     Vancouver, British Columbia V6C-2T8

The Company subleases its offices in Vancouver. The lease term on the Company's Beijing office expired February 14, 1999, and the Company is presently relocating this office. The rent for the 690 square foot Vancouver office is $550 per month, plus its proportional share of operating costs and taxes. The sublease was extended to December 31, 1999. The Vancouver space is subleased from MCA Equities, Ltd., a company owned by principals of the Company.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding. The Company has recently received a letter from an attorney representing a group of unnamed individuals claiming to be shareholders. The letter claims that these alleged shareholders were party to an agreement by which the Company was to issue them tradeable common stock, and allege that the Company has breached this alleged agreement. Management is aware of no such agreement, and, while it views these allegations as frivolous, baseless, and entirely without merit, it will, in the event an action is instituted, vigorously defend the Company against all such claims, and has threatened to seek punitive action against the complaining parties. The Company has had no further communication on this matter since the initial contact.

ITEM 4.   SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

During the fourth quarter of 1998, no matters were submitted to the shareholders of the Company for their vote.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

Company's common stock is traded in the over-the-counter market in the United States under the ticker symbol ICCN. The high and low bid for each quarterly period for the most year ended
December 31, 1998 is as follow:



Quarter    High               Low
Q1 1998    2.375             1.375
Q2 1998    4.87              1.06
Q3 1998    1.50              0.53
Q4 1998    0.25              0.75

The Company has eleven market-makers currently active in trading the Company's common stock. As the stock is listed on the over the counter market, the quotes above reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The source for these quotes is America On-Line. The Company has no record of paying a cash dividend and has no present intention of doing so.

The two founders of the Company received a total of 600 shares of common stock in consideration of $3,000. In two transactions occurring March 1 and March 8, 1993, these two founders transferred their shares to a total of 14 people each, either as gifts or for payment of outstanding debt, resulting in the Company's stock being held by 28 individuals. All of these transfers were made pursuant to section 4(2) of the Securities Act of 1933. As a result of two forward splits, these 600 shares became 10,500,000 shares prior to the Company being re-domiciled to Nevada. The reverse split of 1:100 occurring with the re-domiciliation resulted in those shares being equivalent to 105,000 present-day shares. In addition, another 150,000 post-reverse shares (15,000,000 pre-reverse shares) were issued to Da-Jung in connection with the investment in mineral property.

Company has sold 2,300,000 units pursuant to exemptions from registration provided by Section 3(b) Regulation D and Rule 504 promulgated thereunder at a price of $0.10 per unit. Each unit consists of 1 common share and 1 purchase warrant permitting the holder to purchase one additional share at the price of $0.33. The aggregate price per unit is $0.215 per unit. During the year ended December 31, 1998, a total of $605,446 was received on the sale of the units and the exercise of related warrants. The warrants expired on December 8, 1998. In addition, Company has issued the equivalent of 6,150,000 restricted common shares pursuant to agreement described in ITEM 1 and ITEM 12 of this Form 10K-SB.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

During  the  quarter the Company continued with  its  program  to
develop   Integrated  Carbonics  Corp.(ICC)  into  an   operating
company.

For the 12 months ended December 31st, 1998 ICC had a net loss of $667,601 or 7 cents per share. This loss compares with a loss of $37,229 or 70 cents per share for the previous 12 month period ended December 31st, 1997.

During the year, ICC expended $269,470 on its Liumao Project which brought ICC's total-to-date engineering development cost of that project to $274,170. At yearend, management elected to expense these previously capitalized feasibility study costs in order to comply with US Generally Accepted Accounting Principles related to the treatment of such costs in the absence of firm financial commitments to complete the development of the project. These costs cover engineering feasibility of its Liumao High Purity Graphite Processing Plant as discussed below. Management continues to seek financing for this project on the basis of favorable results achieved in work completed on this project to date.

On the basis of the results of Rescan's Liumao project detailed feasibility study completed during the year, ICC conducted pilot plant trials to test the process on larger volume samples in advance of its customer sampling program. ICC completed these initial pilot plant trials which returned positive results with graphite purities reaching up to 99.5% carbon, exceeding the Company's minimum specification and overall expectations.

As previously mentioned, the Liumao Joint Venture, of which ICC is an 80% equity partner with the Liumao Graphite Group of China, received its Business License during the third quarter following approval by the Jixi Planning Commission of the Joint Venture's application. The Joint Venture Company is now licensed to operate as Liumao ICC Graphite Products Ltd. The Business License holds an operating term that runs through June, 2028 which is the full term of the Company's Joint Venture Agreement with the Liumao Graphite Group and is renewed on an annual basis.

During the third quarter the Company entered into negotiations with the Yichang Hengda Graphite Group(YHGG) in Hubei Province, PRC to form a joint venture in which YHGG would vend in an operating division of their Company. This division contains a 500 tonne per year graphite sheet manufacturing complex, a new mine and flotation plant, and rights to expansion plans for the graphite sheet plant.

On  September  21st,  1998 the Company signed  an  interim  joint venture agreement whereby YHGG will vend in its operating division at net book value and ICC will contribute RMB 28.6 million (US$3.84 million) according to a negotiated capital contribution schedule spanning one to two years. In addition, ICC will pay fees not to exceed US$1.0 million directly to YHGG for off balance sheet intangible worth of assets vended into the joint venture. This agreement and the full joint venture remain subject to approval by relevant Chinese regulatory authorities. At yearend, the Company and YHGG had drafted the full joint venture agreement which is to be signed following final negotiation of the capital contribution schedule.

The business focus of Integrated Carbonics Corp. is to design, construct and operate value-added graphite processing facilities with joint venture partners in China. In keeping with the corporate development strategy to achieve cash flow as quickly as possible, the Company has rescheduled its Liumao project to follow immediately after the startup of its Yichang joint venture.

The Company also reports that it has limited risk concerning the Y2K problem within its in-house administrative systems. These systems are comprised of basic and widely used small business systems for which there are standard Y2K solutions currently available. These are to be implemented with assistance from the Company's system support consultant during fiscal 1999. Risk is further mitigated by manual back up systems for accounting and office administration. The Company is not reliant on any suppliers to the extent that impacts of Y2K on their business will affect it in a material way. There is currently limited risk concerning the Y2K problem in the Company's joint ventures at their current stage of development. The Company intends to address Y2K risk in these joint ventures as an integral part of the financing and commencement of operations in them.

2.   Liquidity and Capital Resources

In fiscal 1998 the Company continued its status as a development company. The Company is continuing to incur development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with investment in its joint ventures and ultimately to attain profitable operations from its joint ventures.

At  December 31st, 1998 the Company had current assets of  $3,055 and  $286,360 in current liabilities. This compares with  $46,476 in cash and prepaid expenses, and $171,922 in current liabilities at December 31, 1997.

The Company closed its 504 Offering earlier in the fiscal year, it being fully subscribed, and has received a total of $605,446 in proceeds from subscriptions and exercise of warrants on a fiscal year to date basis.

During the year, two directors of the Company exercised 40,000 warrants for a total of $13,200 in cash proceeds for the corporate treasury. On December 8th the remaining warrants outstanding exercisable at $0.33 per warrant expired. At December 31st, the Company had no outstanding securities instruments as a potential source of financing and has reduced its ongoing administration expenses to essential costs only. Not withstanding this, there is significant uncertainty as to how long the Company can continue to function in the absence of financing due to its working capital deficiency and no current source of revenues.

As previously reported, the Company intends to complete additional private placement financing for working capital and to meet its obligations to its existing joint venture including financing its share of the construction costs for the High Purity Graphite Plant, and finance the development of additional joint venture opportunities. During the quarter the Company established its Yichang joint venture as noted above and revised its financing goals to accommodate the new joint venture development schedule mentioned above in "Results of Operations".

The Company's revised plan for financing calls for three stages of financing to be completed. The first phase of financing is to obtain $250,000 for general working capital purposes, in order that the Company may proceed to completing its next stage of financing in the amount of $3 million. The majority of proceeds from this $3 million financing will be used for funding the
Yichang Joint Venture. The Company plans to proceed to a $12 million financing within one year of completing the $3 million financing.

To accomplish these financing goals, the Company engaged an investment banker, Bridgestream Partners, L.L.C., to arrange financing for ICC's development requirements on a best efforts basis.

Subsequent  to  yearend, the Company has also  engaged  Worldwide
Corporate Finance as a financial advisor to assist in matters of financing the Company.

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10-KSB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The financial statements for the year ended December 31, 1998, were prepared by Deloitte and Touche, the same auditors who performed the audit for the year ended December 31, 1997.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:



Name                 Age    Position
James Dade Fawcett   31     Director
H. Frank Foster      45     CFO
Mario C. Aiello      48     President
Robert S. Tyson      38     Vice President, Corporate
                            Communications/Secretary
Robert Hoegler       53     Treasurer
Other senior
management:
Edwin C. Dorffi             Engineering Advisor
Yihong Zhan                 Technical Advisor

Mario C. Aiello - President and Director

Mr. Aiello has more than 15 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has successfully developed financial and administrative programs for clients in a variety of market segments ranging from high-tech to natural resources. These include clients currently operating in China. He has been directly responsible for financing many of these companies and for securing share-listing status for more than 30 of them, both on U. S. and Canadian exchanges. He is currently President and Director of MCA Equities Ltd. As he has been for the past 15 years. Mr. Aiello was also a director of Consolidated Nu-Media (now Pan Asia Resources Inc.) from 1989 to 1997 and Power Stick Manufacturing Inc. from 1996 to present.

Mr. James Dade-Fawcett, Director

Mr. Dade-Fawcett is a successful entrepreneur with eight years of experience in developing private-sector infrastructure and resource projects in the Peoples Republic of China ranging between US $30 million and $50 million in value. He possesses a strong administrative and project development background having been a principal of several Hong Kong based infrastructure and resource companies. Mr. Fawcett is currently the Managing Director of Kaison HK Limited and has been a principal of Power Gen Investment Co. in Hong Kong since 1993.

H.  Frank  Foster,  B.Sc.,  MBA  - Chief  Financial  Officer  and
Director

Mr. Foster has had an extensive career in the resource and financial sectors. As a member of founding management, he was Executive Vice President and CFO of Orenda Forest Products a successful forest products company listed on the Toronto Stock Exchange. Mr. Foster oversaw the development of Orenda's $550 million pulp and paper mill project to the stage of construction readiness. He also has experience in the mining industry having worked with one of Canada's largest consulting engineering firms and corporate banking experience with on of Canada's major banks. Mr. Foster's principal occupation from 1987 to June 1997 was as Executive Vice President and Chief Financial Officer of Orenda Forest Productions Ltd. of Vancouver, BC Canada and treasurer of its subsidiary, Sound Energy Development Company. He is also currently a director of Western Logic Resources, a Vancouver Stock Exchange listed company headquartered in Calgary, Alberta and the sole director of FR Ventures, a private company offering business consulting services.

Robert  S.  Tyson  -  Vice  President, Corporate  Communications,
Secretary and Director

Mr. Tyson is an experienced administrator specializing in the development of emerging public companies. Over the past 11 years, he has been both a senior manager and consultant with emerging companies in the manufacturing and high-tech sectors. He bring to the Company considerable administrative, financial and corporate communications experience along with extensive practical experience in negotiating and implementing Sino-Foreign Joint Ventures and offshore manufacturing and marketing contract. Mr. Tyson is also a director of Advanced Pultrusion Technologies Ltd., A Canadian-based manufacturing company and Eisport Products, Inc., a Florida based marketing and distribution firm. Mr. Tyson's principal occupation for the past five years was as President of Silent Communication Inc. (1992-present) and
President of Advanced Pultrusion Technologies Ltd. (1996-present). Both companies are headquartered in Vancouver, Canada. In addition, from 1992 to 1995, Mr. Tyson was president of Watson Bell Communications, Inc., a communications technology company listed on the Vancouver Stock Exchange. (Now Cosworth Ventures Inc.)

Mr. Robert Hoegler - Treasurer and Director

Mr. Hoegler is an investment consultant advising both public and private companies on investment structures and investor relations strategies for the past 15 years. His clients range from high-tech to resource based companies, including a company currently operating in China. Mr. Hoegler is a Director of MCA Equities Ltd., a consulting company providing advice to public companies in both Canada and the U.S. He is also a director on Alexa Ventures, a successful Canadian Manufacturing company, Eisport Products, Inc., a Florida based marketing and distribution firm, and Advanced Pultrusion Technologies Ltd., a Canadian base manufacturing company. Mr. Hoegler's occupation for the past five years is as director of MCA Equities Ltd.

Edwin C. Dorffi - Engineering Advisor

Mr.  Dorffi  has  a technical background in Applied  Science  and
Engineering and has been active in the field of project engineering for the past 20 years. His most recent experience has particular emphasis on business development in the People's Republic of China over the past six years. Mr. Dorffi has been a business and technical advisor to various companies and has held executive positions in both public and private sector enterprises.

Yihong Zhan, M.Sc. - Technical Advisor

Ms. Zhan is currently a Ph.D. candidate in the Department of Mining and Mineral Process Engineering at the University of British Columbia. Ms. Zhan's previous experience includes working as a chemical engineer with Xiamen Photographic Materials Ltd. and as a project engineer with the Potash Corporation of Saskatchewan and Canment Canada. She has also worked with Cominco Ltd. and as a consultant to a number of mining interest in China.

Mr.  Foster and Ms. Zhan are full time employees of the  Company.
All other management are not consider employees on the basis that no cash compensation or benefits are currently paid.

ITEM 10.  EXECUTIVE COMPENSATION

No executive officer of Company has cash compensation exceeding $60,000. The executive officers as a group had compensation of $0 during the past fiscal year. All officers, directors and
employees   are  reimbursed  for  all  out  of  pocket   expenses
associated with corporate functions. There is currently no compensation paid to directors for attending meetings of the Board of Directors.

During the nine months ended September 30, 1998, Frank Foster was paid according to a salary schedule calling for payment of US$70,000 per year. This salary was suspended on July 31, 1998. Robert Tyson, during that same period, was paid a total of US$14,788.74 as a result of billings by MCA for expenses incurred by Mr. Tyson for services rendered on behalf of the Company.

All  directors and senior management identified in ITEM  9,  with the exception of Yihong Zhan, received an option to purchase 250,000 shares of Company's common stock at a price of $2.00 per share expiring on January 13, 2001. Ms. Zhan received an option to purchase 100,000 shares of Company's common stock at a price of $2.00 per share expiring on January 13, 2001. The $2.00 option price was determined as approximating the trading average of the Company's shares on the 5 trading days immediately preceding January 13, 1998. On January 13, 1998, stock options to purchase a total of 40,000 shares of the Company's common stock at $2.00 per share were granted to two employees of the Company.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons holding beneficially more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. In this case, the only holders of more than 5% of the Company's common stock are the directors and executive officers, so only one table is shown.



Title of    Name & Address of          Amount & Nature   Percent of Class
Class       Beneficial Owner           of Beneficial
                                       Owner
Common      Da-Jung Resource Corp.     6,150,000         62.40%
            P.O. Box 71 Road Town
            Tortolla, BVI
Common      James Dade Fawcett         1,577,500         16.00%
            14A Nathan Tower
            618 Nathan Road
            Kowloon, Hong Kong
Common      Robert Hoegler             1,557,500         15.80%
            Suite 604
            7040 Granville Ave.
            Richmond, BC V6Y 3W5
Common      Mario Aiello               1,557,500         15.80%
            3648 Mathers Ave.
            West Vancouver, BC
            V7V 2K8
Common      Edwin Dorffi               1,537,500         15.60%
            1917 W. 4th Ave.
            Vancouver, BC V6J 1M7
Common      H. Frank Foster            40,000            0.41%
            3932 Sharon Place
            West Vancouver, BC
            V6J 1M7

Notes: Messrs. Fawcett, Aiello, Hoegler and Dorffi each own a 25% equity interest of Da-Jung Resources Corp. and, as such, may be considered as beneficial owners of Company's shares issued to Da-Jung Resource Corp. The breakdown of their share positions is the sum of each individual's pro-rata interest in the shares issued to Da-Jung Resource Corp. plus common shares purchased by certain of the individuals pursuant to Company's 504 Offering
Memorandum dated December 8, 1997 (Mr. Dorffi did not purchase common shares pursuant to Company's Offering Memorandum.)

Mr. Foster has no beneficial interest in Da-Jung Resource Corp.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 22, 1997, the Company entered into an agreement with Da-Jung Resource Corp., a company controlled by certain directors of the Company, to acquire 100% of its interest in the Yuejinshan-Siangfenbei mineral property in the Wandashan Mineralization Zone of Heilongjian Province, the People's Republic of China in exchange for 15,000,000 pre-consolidation shares of the Company' stock valued at $0.01 per share. Furthermore, the Company entered into an agreement with Da-Jung Resource Corp. on October 7, 1997 to acquire 100% of its rights and obligations pursuant to an "Agreement on Establishment of Sino Equity Joint Venture" with Jixi Liumao Graphite Mine of Heilongjian Province, Peoples Republic of China. Consideration for this agreement was 6,000,000 post split common shares of the Company's stock plus $200,000. Messrs. Fawcett, Dorffi, Aiello and Hoegler each own a 25% equity interest in Da-Jung Resource Corp.

FR Ventures, a personal holding company whose sole director is Frank Foster, billed Company a total of $11,386.33 in consulting fees during 1997, prior to Mr. Foster joining the Company. Of this amount, the Company has paid FR Ventures a total of $7,457.14, of which $6,600 was converted to common equity of the Company through the exercise by Mr. Foster of warrants to purchase common stock. Mr. Foster has also been granted a management incentive option to purchase from Da-Jung a total of 200,000 shares of Company's common stock at a price not to exceed $0.20 per share.

In addition, the Company paid a consulting fee of $9,668.00 to Kaison (H.K.) Ltd., a company controlled by James Dade Fawcett, during the year ended December 31, 1998.

Company sub-leases certain office space and pays monthly administrative consulting fees to MCA Equities Ltd., a company whose principals include Mario Aiello and Robert Hoegler. During the current fiscal year, the total consulting fees paid to MCA were $9388.86.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          (A.) Audited Financial Statements
            Report  of  Independent Auditors, Deloitte &  Touche,
               LLP, dated March 17, 1999
            Comments   by  Auditors,  Deloitte  &  Touche,   LLP,
               concerning differences in reporting between the United States and Canada.
            Balance Sheet as of December 31, 1998 and 1997. Statement of Operation for the years ended December
               31, 1998, 1997, and 1996, and for the period from inception through December 31, 1998.
            Statement of Stockholders' Equity
            Statement  of Cash Flows for the years ended December
               31, 1998, 1997, and 1996, and for the period from inception through December 31, 1998.
            Notes to Financial Statements

                        Auditors' Report

To the Board of Directors and Shareholders of Integrated
Carbonics Corp.

We have audited the balance sheets of Integrated Carbonics Corp. (a development stage company) as at December 31, 1998 and 1997 and the statements of operations, stockholders' equity and cash flows for the years then ended and for the period from February 23, 1993 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations, its cash flows and changes in shareholders' equity for the years then ended and for the period from February 23, 1993 (date of incorporation) to December 31, 1998 in accordance with generally accepted accounting principles in the United States of America.

The Company's financial statements for the year ended December 31, 1996 and for the period from February 23, 1993 (date of incorporation) through December 31, 1996 were audited by other auditors whose report, dated November 19, 1997, expressed an unqualified opinion on those statements.
     /s/ Deloitte & Touche LLP
     Chartered Accountants
     Vancouver, British Columbia
     March 17, 1999

 Comments by Auditors for U.S. Readers on Canada - United States
                      Reporting Differences

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 2 regarding the Corporation's ability to continue as a going concern. Our report to the shareholders dated March 17, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.

     /s/ Deloitte & Touche LLP
     Chartered Accountants
     Vancouver, British Columbia
     March 17, 1999

                   INTEGRATED CARBONICS CORP.
                      (Formerly PLR, Inc.)
                  (A development stage company)
                         Balance Sheets


                                    December 31, 1998  December 31, 1997
ASSETS
CURRENT
Cash                                  $713               $44,576
Prepaid expense                       2,342              1,900
TOTAL CURRENT ASSETS                 3,055              46,476

CAPITAL ASSETS
Property, plant and equipment (Note   4,784              -
4)
Other                                 -                  4,500

OTHER ASSETS
Investment in a graphite processing   253,408            250,988
joint venture (Note 5)
Interest in mineral property (Note 6) -                  15,000
                                     258,192            270,488
TOTAL ASSETS                         $261,247           $316,964

LIABILITIES

CURRENT
Accounts payable                      $156,360           $51,922
Current portion of long-term debt     130,000            120,000
(Note 7)
                                     286,360            171,922
LONG-TERM DEBT (Note 7)              -                  71,000
TOTAL LIABILITIES                    286,360            242,922

CONTINGENCIES AND COMMITMENTS (Notes
2 and 11)
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value
Authorized 10,000,000 shares None
outstanding
Common stock, $.001 par value (Note   9,856              6,795
9)
Authorized 50,000,000 shares
Issued and outstanding
(1998 - 9,856,350 common shares;
1997 - 6,795,000 common shares)
Subscriptions received                -                  37,000
Additional paid-in capital            673,590            71,205
Deficit accumulated during the        (708,559)          (40,958)
development stage
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) (25,113)           74,042
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                     $261,247           $316,964

(See accompanying notes to the financial statements)

                   INTEGRATED CARBONICS CORP.
                      (Formerly PLR, Inc.)
                  (A development stage company)
                     Statement of Operations



                              Year ended         Year ended         Year ended         February 23, 1993
                              December 31, 1998  December 31, 1997  December 31, 1996  (inception) to
                                                                                       December 31, 1998


EXPENSES
Amortization                   $4,078             $74                $61                $4,386
Engineering costs              274,170            -                  -                  274,170
General and administration     195,298            17,701             800                216,494
Interest and bank charges      9,549              87                 -                  9,636
Legal and accounting           49,752             7,850              -                  57,602
Transfer agent and filing fees 5,556              7,394              -                  12,950
Rent                           30,494             4,123              -                  34,617
Salaries                       83,704             -                  -                  83,704
Write-off of interest in       15,000             -                  -                  15,000
mineral property
                               667,601            37,229             861                708,559
NET LOSS                       $(667,601)         $(37,229)          $(861)             $(708,559)
LOSS PER SHARE - BASIC AND     $(0.07)            $(0.07)            $(0.01)            $-
DILUTED
WEIGHTED AVERAGE NUMBER OF     9,168,248          565,000            105,000            -
SHARES OF COMMON STOCK
OUTSTANDING

(See accompanying notes to the financial statements)

                   INTEGRATED CARBONICS CORP.
                      (Formerly PLR, Inc.)
                  (A development stage company)
          Statement of Changes in Stockholders' Equity



                                    Common            Stock             Additional        Deficit
                                    Shares            Amount            al Paid-          Accumulated
                                                                        in                During
                                                                        Capital           Development
                                                                                          Stage
February 23, 1993

Issued for cash                     105,000           $105              $2,895            $-
Net loss, period ended December     -                 -                 -                 (2,746)
   31, 1993
Balance, December 31, 1993          105,000           105               2,895             (2,746)

Net loss, period ended December     -                 -                 -                 (61)
   31, 1994
Balance, December 31, 1994          105,000           105               2,895             (2,807)

Net loss, period ended December     -                 -                 -                 (61)
   31, 1995
Balance, December 31, 1995          105,000           105               2,895             (2,868)

Net loss, year ended December       -                 -                 -                 (861)
   31, 1996
Balance, December 31, 1996          105,000           105               2,895             (3,729)

Issued for an interest in a         150,000           150               14,850            -
   mineral property(Note 6)
Issued for Graphite Processing      6,000,000         6,000             -                 -
   Joint Venture agreement
   (Note 5(a))
Issued for cash                     540,000           540               53,460            -
Net loss, year ended December       -                 -                 -                 (37,229)
   31, 1997
Balance, December 31, 1997          6,795,000         6,795             71,205            (40,958)

Issued for cash                     3,061,350         3,061             602,385           -
Net loss, year ended December       -                 -                 -                 (667,601)
   31, 1998
Balance, December 31, 1998          9,856,350         $9,856            $673,590          $(708,559)

(See accompanying notes to the financial statements)

                   INTEGRATED CARBONICS CORP.
                      (Formerly PLR, Inc.)
                  (A development stage company)
                     Statement of Cash Flows


                                                      Year              Year              Year              February
                                                      ended             ended             ended             23, 1993
                                                      December          December          December 31,      (inception)
                                                      31, 1998          31, 1997          1996              to
                                                                                                            December 31, 1998

OPERATING ACTIVITIES

Net loss                                              $(667,601)        $(37,229)         $(861)            $(708,559
Add (less)
  Amortization                                          4,078           74                61                4,386
  Imputed interest on long-term debt                    9,000           -                 -                 9,000
   Organization costs                                    -              (3)               -                 (308)
  Write-off of interest in mineral                      15,000          -                 -                 15,000
   property
  Write-off of other asset                              4,500           -                 -                 4,500
  Loss on disposal of property, plant                   1,589           -                 -                 1,589
   and equipment
Net changes in working capital(Note 12)               103,996           25,902            800               134,923

                                                      (529,438)         (11,256)          -                 (539,469)
FINANCING ACTIVITIES
Issuance of common stock                              568,446           54,000            -                 625,596
Payments on long-term debt                            (70,000)          -                 -                 (70,000)
Subscription received                                 -                 37,000            -                 37,000
                                                      498,446           91,000            -                 592,596
INVESTING ACTIVITIES
Purchase of property, plant and                       (11,423)          -                 -                 (11,423)
 equipment
Proceeds on disposal of property,                     972               -                 -                 972
 plant and equipment
Investment in a graphite processing                   (2,420)           (30,668)          -                 (37,463)
 joint venture
Other                                                 -                 (4,500)           -                 (4,500)
                                                      (12,871)          (35,168)          -                 (52,414)
NET CASH (OUTFLOW) INFLOW                             (43,863)          44,576            -                 713
CASH, BEGINNING OF PERIOD                             44,576            -                 -                 -
CASH, END OF PERIOD                                   $713              $44,576           $-                $713

SUPPLEMENTAL  INFORMATION  OF NON-CASH  FINANCING  AND  INVESTING
ACTIVITIES

During the year ended December 31, 1997, the Company issued 6,000,000 common shares as partial consideration to acquire an 80% interest in the Liumao mine joint venture (Note 5(a)) and issued 150,000 common shares to acquire a 100% interest in Yue-jinshan-Zianfengbei mineral property (Note 6).

(See accompanying notes to the financial statements)

                   INTEGRATED CARBONICS CORP.
                      (Formerly PLR, Inc.)
                  (A development stage company)
                  Notes to Financial Statements

1.   DESCRIPTION OF BUSINESS

The Company was organized on February 23, 1993 under the laws of the State of Delaware as PLR, Inc. On October 3, 1997, it changed its name to Integrated Carbonics Corp. and on October 30, 1997, changed its jurisdiction of incorporation to Nevada.

The   Company  has  signed  joint  venture  agreements  for   the
construction and operation of two graphite processing plants in the People's Republic of China.

2.   CONTINUING OPERATIONS

The  financial  statements have been prepared  on  the  basis  of
accounting  principles  applicable  to  a  going  concern   which
contemplates  the  realization  of  assets  and  satisfaction  of liabilities  in the normal course of business. The Company  is  a development  stage  enterprise and as  such  has  no  significant revenue and is incurring substantial costs in connection with its investment in a graphite processing joint venture as described in
Note  5. In addition the Company incurred a loss of $667,601  for the  year  ended  December 31, 1998 and  has  a  working  capital deficiency  of  $283,305  at December  31,  1998.  Management  is
engaged  in  discussions  with prospective  investors  to  secure additional financing (See Note 14). The Company's continued existence is dependent on its ability to obtain additional financing to
proceed   with  the  joint  venture  and  ultimately  to   attain
profitable operations.

If the going concern assumption is not appropriate in the preparation of these financial statements, adjustments would be necessary to the carrying values of assets and liabilities, the reported loss and the balance sheet classifications used.

3.   SIGNIFICANT ACCOUNTING POLICIES

The  financial statements are expressed in US dollars, have  been prepared  in  accordance  with  accounting  principles  generally
accepted   in  the  United  States  and  include  the   following
significant accounting policies:

(a)  Investment in joint ventures

The Company records its investment in joint ventures at cost until such date as the venturers make their initial capital contribution at which time they are recorded on the equity basis.

(b)  Interest in mineral property

The Company follows the method of accounting for its interest in mineral property whereby initial costs related to the acquisition of mineral properties are capitalized by property. Exploration and development costs are expensed as incurred.

The interest in mineral property will be written down on a property by property basis when a significant decline in value that is other than temporary has occurred and will be written off when a property is abandoned.

(c)  Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is charged to operations over the estimated useful lives of the assets as follows:

     Computer software                   straight line over 12 months

     Computer hardware                   straight line over 24 months

     Furniture  and office equipment     straight line over 60 months

The carrying value of property, plant and equipment is reviewed on a regular basis for any permanent impairment in value. Where such impairment is indicated, property, plant and equipment are written down to estimated net realizable value.

(d)  Accounting estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

(e)  Net loss per share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share has not been disclosed as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 is effective for the fiscal year ending after December 15, 1997. SFAS 128 redefines earnings per share under U.S. GAAP and replaces primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Net loss per share, as reported, is equal to the net loss per share based on SFAS 128 for all periods presented.

(f)  Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date granted for all common stock options. As at December 31, 1998, no compensation cost has been recorded for any period under this method.

The following pro-forma financial information presents the net loss for the year and the loss per common stock had the Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS
123") "Accounting for Stock-based Compensation".



                     1998              1997              1996
Pro-forma loss for   $(2,661,585)      $(37,229)         $(861)
  the year
Pro-forma loss per   $(0.29)           $(0.07)           $(0.01)
  common share

Using the fair value method for stock-based compensation, additional compensation costs of approximately $1,993,984 would have been recorded for the year ended December 31, 1998 (1997, 1996 - $Nil). This amount is determined using an option pricing model assuming no dividends are to be paid, the options vest immediately, a weighted average annualized volatility of the Company's share price of 122% and a weighted average annualized risk-free interest rate at 5.00%.

(g)  Recent accounting policies

In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes standards for accounting for derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect that adoption of SFAS 133 will have a material effect on the Company's financial statements.

4.   PROPERTY, PLANT AND EQUIPMENT


                              1998              1997
Computer software             $1,692            $ -
Computer hardware             1,520             -
Furniture and office          5,011             -
  equipment                   -----            -----
                              8,223             -
Less: accumulated             (3,439)           -
depreciation
                              $4,784            $ -

5.   INVESTMENTS IN GRAPHITE PROCESSING JOINT VENTURES

(a)  Liumao

On October 7, 1997, the Company entered into an agreement with Da-Jung Resource Corp., a company controlled by certain directors of the Company, to acquire 100% of its rights and obligations pursuant to an "Agreement on Establishment of a Sino Foreign
Equity  Joint  Venture"  with  Jixi  Liumao  Graphite  Mine,   of
Heilongjiang   Province,   the  People's   Republic   of   China.
Consideration for this agreement was 6,000,000 shares of the Company's post split common stock, plus $70,000 on the completion of the offering which has been paid, $50,000 on the exercise of all related warrants and $80,000 one year from the date of the offering or upon completion of additional financing, whichever comes first. At December 31, 1998, $130,000 was still payable in connection with this agreement and the repayment date was extended to July 31, 1999 (Note 7).

On November 10, 1997, the Company entered into a formal agreement with the Liumao Graphite Mine to form a joint venture company named ICC Liumao Graphite Products, Ltd. The purpose of the joint venture company is to establish value added graphite processing facilities at the Liumao Mine in China to produce high purity graphite, expandable graphite, graphite sheet or other graphite products.

The total investment of the Company in the joint venture company is stipulated as 80% of anticipated joint venture construction costs of $28 million, and the Company will obtain an 80% share of the profits over a thirty year period. Further investment in the joint venture by the Company is contingent on the completion of additional financing arrangements with shareholders or third parties. The joint venture company has received regulatory approval.

The investment in the graphite processing joint venture is valued at the cost to acquire the rights to enter into the joint venture plus legal and other costs incurred by the Company to negotiate the formal joint venture agreement. No capital investment in the joint venture has been made to date.

(b)  YiChang

On September 21, 1998, the Company entered into an interim agreement with YiChang Heng Da Graphite Group Company Ltd. ("YiChang") to obtain a 55% interest in a joint venture between YiChang and the Company. Under this joint venture agreement, YiChang will sell, at net book value, to the joint venture one of its operating divisions consisting of a new mine and mineral processing plant and a graphite sheet manufacturing plant. The Company will contribute RMB 28.6 million ($3.84 million) according to a contribution schedule to be negotiated. The joint venture will then proceed to construct additional graphite sheet manufacturing capacity and, at its option, construct a fluorographite and lithium ion battery manufacturing facility. As of December 31, 1998, no costs have been incurred and the joint venture agreement has not yet been signed.

6.   INTEREST IN MINERAL PROPERTY

On September 22, 1997, the Company entered into an agreement with Da-Jung Resource Corp., a company controlled by certain directors of the Company, to acquire 100% of its interest in the Yue-jinshan-Zianfengbei mineral property, in the Wandashan mineralization zone of Heilongjiang Province, the People's Republic of China in exchange for 150,000 shares of the Company's common stock valued at $0.10 per share. During 1998, the interest in mineral property was written off.

7.   LONG-TERM DEBT



                                 1998              1997
Amount payable to Da-Jung        $130,000          $191,000
 Resource Corp. on acquisition
 of its interest in the graphite
 processing joint venture
 (Note 5(a))
Current portion                  (130,000)         (120,000)
                                 ---------         ---------
                                 $0                $71,000

The long-term debt is unsecured and non-interest bearing and as a result was recorded on a present-value basis to December 31, 1998 with imputed interest recognized at 8%. During 1998, the lender extended the repayment terms to July 1, 1999.

8.   SHARE CAPITAL

The company has given retroactive effect and restated share numbers to give effect to the following capital transactions:

On March 15, 1996, at a meeting of the Board of Directors, the Board approved amending its Articles of Incorporation. These amendments were approved by a majority vote of the stockholders. The Company authorized changing its authorized common stock of 15,000 shares with $5.00 par value, to 50,000,000 common shares with par value $.001 and 10,000,000 preferred shares with a par value $.001. The Company also approved a forward stock split on the basis of 3,500:1, increasing the number of outstanding shares from 600 shares to 2,100,000 shares.

On January 17, 1997, at a special meeting of the Shareholders, the Shareholders approved, effective January 4, 1997, a forward stock split of 5:1, increasing the number of common shares outstanding from 2,100,000 common shares to 10,500,000 common shares outstanding.

On October 31, 1997, at a special meeting of the Shareholders, the Shareholders approved a reverse stock split of 1:100 thus reducing the number of common shares outstanding from 25,500,000 shares to 255,000 shares of common stock.

On October 31, 1997, at a special meeting of the Shareholders, the Shareholders authorized a Regulation D Rule 504 offering of a maximum of 2,300,000 units at $.10 per unit consisting of one common share and one warrant exercisable at $.33 per share for six months.

9.   STOCK OPTIONS

In 1998, the Company adopted a Stock Option Plan to provide options to purchase common shares of the Company for its employees, officers and directors. The options granted pursuant to the Stock Option Plan are exercisable at a price of $2.00 which is equal to the fair value of the common shares at the time the options were granted. The maximum number of common shares reserved for issuance under the Stock Option Plan, including current options outstanding, is 2,000,000 common shares.

Information regarding the Company's stock options is as follows:



                                    Number of shares  Share price
Outstanding at December 31, 1997    -                 -
Granted                             1,640,000         2.00
Outstanding at December 31, 1998    1,640,000         2.00

The following table summarizes information concerning options outstanding at December 31, 1998:



Number                Price                 Expiry Date
1,640,000             2.00                  January 13, 2001

10.  RELATED PARTY TRANSACTIONS

(a)   As  of  December 31, 1998, accounts payable include  $3,929
(1997 - $16,907) due to companies controlled by certain directors of the Company. The amounts are unsecured, interest-free, and do not have fixed repayment terms.

(b) The Company entered into the following transactions with companies controlled by certain directors of the Company:



                     1998              1997
Rent                 $25,167           $3,161
Office expenses      9,856             1,519
Management fees      24,178            3,321
Consultancy fee      9,668             11,144

The Company has entered into an agreement to lease premises from a company controlled by certain directors as described in
Note 11.

11.  COMMITMENTS

On  December 8, 1997, the Company entered into a one  year  lease commitment  effective January 1, 1998 for $6,600 plus  applicable
operating  costs.  During  1998,  this  lease  was  extended   to
December 31, 1999.

12.  NET CHANGES IN WORKING CAPITAL



                  1998              1997              1996              February 23, 1993
                                                                        (inception) to December
                                                                        31, 1998
Prepaid           $(442)            $(1,900)          $-                $(2,342)
Accounts Payable  104,438           27,802            800               137,265
                  $103,996          $25,902           $800              $134,923

13.  FINANCIAL INSTRUMENTS

The carrying values of cash, accounts payable and long-term debt reflected on the balance sheet approximate their respective fair values.

14.  SUBSEQUENT EVENTS

In January 1999, the Company entered into a one-year corporate finance advisory agreement, cancelable at any time on 30 days written notice, with a third party and agreed to issue, as partial consideration, 350,000 common shares at predetermined dates over the course of the contract. The common shares are subject to registration and, to March 17, 1999, 150,000 common shares have been delivered at a deemed value of $39,780.

Also in January 1999, the Company entered into a marketing agreement with another third party and issued, as partial consideration, 360,000 common shares, at a deemed value of $133,722 which are subject to registration.

15.  PRIOR YEARS' AMOUNT

Certain of prior years' amounts have been reclassified where applicable, to conform with the current year's presentation.

EXHIBITS

Exhibit 3.1 Articles of Incorporation (incorporated by reference to
              Form 10SB/A)
Exhibit 3.2 By-Laws (incorporated by reference to Form
              10SB/A)
Exhibit 4   Stock Option Plan (incorporated by reference to Form
              10SB/A)
Exhibit 10  Underlying Agreements Between Company and Da-Jung Resource
              Corp.
            The Company incorporates by reference to its Form 10SB/A
            the following material contracts entered into in previous
            fiscal years.
      10-A  September 22, 1997 Agreement between Da-Jung Resource Corp.
            and PLR, Inc.
      10-B  October 7, 1997 Agreement between Da-Jung Resource Corp.
            and Integrated Carbonics Corp.
      10-C  September 9, 1997 Agreement on Establishment of Sino Equity
            Joint Venture, China-Canada Liumao Graphite Products Co.
            Ltd.
      10-D  November 10, 1997 Equity Joint Venture Agreement between
            Liumao Graphite Mine and Integrated Carbonics Corp.
      10-E  August, 1997 Cooperative Joint Venture Agreement between
            Heilongjiang Geological and mining Technology Development
            Corp. and Da-Jung Resource Corp.
Exhibit     Letter from Barry L. Friedman, CPA (incorporated by
  16-A           reference to Form 10SB/A)
Exhibit     Letter from Kurt D. Saliger, CPA (incorporated by reference
  16-B           to Form 10SB/A)
Exhibit 99  News Releases and Forms 8-K during the year ended December 31, 1998
            NOTE: Exhibits 99-A through 99-J were included in the Form
            10SB/A, and are incorporated by reference. Exhibits 99-KJ
            and 99-L are included as an exhibit to this form 10KSB.
      99-A  January 6, 1998 - Joint Venture Partnership Established in
            China
      99-B  January 14, 1998 - Company Announces Appointments to its
            Board of Directors
      99-C  January 27, 1998 - Private Placement Closed; Auditors
            Appointed
      99-D  May 7, 1998 - First Quarter Corporate Development Goals
      99-E  May 25, 1998 - Positive Laboratory Test Results
      99-F  July 15, 1998 - Detailed Feasibility Study and Pilot Plant
            Trials Begin
      99-G  July 29, 1998 - ICC Receives Business License in China
      99-H  August 12, 1998 - Signs Letter of Intent
      99-I  December 9, 1998 - Signs Milestone Agreements in China
      99-J  Form 8-K filed on February 2, 1999 concerning resignation of James Dade Fawcett, President (incorporated by
            reference)
      99-K  December 14, 1998 -- ICC To Develop First Fluorographite
            And Lithium-Fluorine Battery Plant In China
      99-L  Yichang Joint Venture Interim Agreement

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange   Act  of  1934,  the  Company  has  duly  caused   this
registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Integrated Carbonics Corp.



                           By: /s/ Mario Aiello
                              Mario Aiello, President