Form 10-Q
period 1999-03-31
INTEGRATED CARBONICS CORP
filed 1999-05-28
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.: 33-18385-LA

INTEGRATED CARBONICS CORP.
(Exact name of registrant as it appears in its charter)

NEVADA						43-1632170
(State or jurisdiction of			(I.R.S. Employer
incorporation or organization)		Identification No.)

3360 West Sahara Ave., Suite 200
Las Vegas, NV					89102
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including area code:
(702)-682-8445

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.	Yes 			No 	X

At the end of the quarter ending March 31, 1999 there were 10,366,350 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.
Total number of pages, including cover page 4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	Reference

Exhibit A
Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATION.

Results of Operations

During the quarter the Company continued with its program to develop Integrated Carbonics Corp.(ICC) into an operating company.

For the 3 months ended March 31st, ICC had a net loss of $193,931 or 2 cents per share. This loss compares with a loss of $208,077 or 2 cents per share for the corresponding 3 month period last year.

During the quarter, ICC focussed its attention on seeking financing for its joint ventures in China. In this regard, the Company engaged consultants to assist the Company concerning structuring development plans, financing strategies, shareholder communications, and creating awareness with the brokerage community by electronic means.

While continuing with efforts to obtain financing for the Company's China graphite projects, management implemented a diversification strategy late in the quarter, in an attempt to mitigate the risk of being unable to make progress in that financing effort.

Subsequent to the end of the quarter, the Company entered into a letter of intent to acquire the entire equity interest of HomeNet100.com Enterprises, Inc. through its wholly owned Canadian subsidiary, ICC Integrated Carbonics (Canada) Corp. Homenet100.com is an e-commerce company established to tap the rapidly growing market for home furnishings and accessories with an e-commerce only brand and business model. The acquisition is subject to formal agreement and shareholder's approval from both the Company and Homenet100.com Enterprises, Inc.

Subsequent to March 31st the Company cancelled all outstanding stock options previously granted to directors, officers, and employees of the Company and has cancelled its 1998 revised stock option plan.

Liquidity and Capital Resources

During the quarter the Company continued its status as a development company. The Company is continuing to incur development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with investment in its joint ventures and ultimately to attain profitable operations from its joint ventures.

At March 31st, 1999 the Company had a working capital deficiency of $302,726. This compares with a working capital deficiency of $283,305 at December 31, 1998.

At March 31st, the Company continues to have no commitments on potential financing. The Company continues to restrict its ongoing administration expenses to essential costs only, except for obligations for outside consulting services related to financing activities which have to date been paid for almost entirely through the issuance of shares from treasury.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Changes in Securities

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of matters To a Vote of Security Holders

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements as of March 31, 1999 as prepared by the
	Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						Integrated Carbonics Corp.

Dated: May 15, 1999			By: /S/ Robert S. Tyson
						Robert S. Tyson, Vice President


INTEGRATED CARBONICS CORP.
FINANCIAL STATEMENTS
(A Development Stage Company)
BALANCE SHEET
For the 3-month period ended March 31, 1999 (Prepared by management and without audit)

						March 31, 		December
						1999			31, 1998

ASSETS

ASSETS:

Cash in hand and at Bank		$       78		$    713

Prepaid expenses				$      256		$  2,342

TOTAL CURRENT ASSETS			$      334		$  3,055

Capital Assets

Fixed Assets				$       0		$      0

Property, Plant and Equipment
  (Note 4)					$   3,777		$  4,784

Other Assets

	Investment in graphite
	processing joint venture	$253,408		$253,408

Total Capital & Other assets		$257,185		$258,192

Total Assets				$257,519		$261,247

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable				 149,614		156,360

Other Current Liabilities		$ 23,446		$     0

Current portion of long-term debt	$130,000		$130,000

TOTAL CURRENT LIABILITIES		 303,060		286,360

Long-term debt less
   current portion			$      0		$     0

TOTAL LIABILITIES				$303,060		$286,360

STOCKHOLDERS' EQUITY:

Common Stock				$ 10,366		$  9,856
Subscription Received				 0			 0
Additional paid in Capital		$846,582		$673,590

Deficit Accumulated During
The Development Stage			($902,490)		($708,559)
TOTAL STOCKHOLDERS' EQUITY		($ 45,541)		($ 25,113)
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY			$257,519		$261,247


INTEGRATED CARBONICS CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS
For the 3-month period ended March 31, 1999 (Prepared by management and without audit)

						Three months 	Three months
						Ended March		Ended March
						31, 1999		31, 1998
Operating Expense


Amortization	$  1,007	$      0
Engineering Costs	$0	$105,598
General & Administrative expenses	$177,693	$47,004
Interest and bank Charges	$73	$158
Legal and Accounting	$3,702	$12,600
Transfer agent and filing
Fees	$4,953	$1,604
Rent	$6,502	$6,095
Salaries & Wages	$0	$35,018
TOTAL	$193,931	$208,077
Net Profit/Loss(-)	($193,931)	($208,077)
Net Profit/Loss(-) per
share basic	($0.02)	($0.02)
Weighted Average Number Of
Shares Of Common Stock
Outstanding	10,196,350	$9,021,700


INTEGRATED CARBONICS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE 3-MONTH PERIOD ENDED MARCH 31, 1999
(Prepared by management and without audit)


			Common	Stock		Additional	Accumulated
			Shares	Amount	paid-in	Deficit
							capital

February 23, 1993
Issued for cash
	105,000	$105	$2,895	$0
Net loss, period ended
December 31, 1993
				($2,746)
Balance, December 31, 1993
	105,000	$105	$2,895	($2,746)
Net loss, year ended December
31, 1994
				($61)
Balance, December 31, 1994
	105,000	$105	$2,895	($2,807)
Net loss, year ended December
31, 1995
				($61)
Balance, December 31, 1995
	105,000	$105	$2,895	($2,868)
Net loss, year ended December
31, 1996
				($861)
Balance, December 31, 1996
	105,000	$105	$2,895	($3,729)
Issued for an interest in a
mineral property (Note 6)
	150,000	$150	$14,850	$0
Issued for Graphite Processing
Joint Venture agreement (Note
5(a))
	6,000,000	$6,000	$0	$0
Issued for cash
	540,000	$540	$53,460	$0
Net loss, year ended December
31, 1997
				($37,229)
Balance, December 31, 1997
	6,795,000	$6,795	$71,705	($40,958)
Issued for Cash
	3,061,350	$3,061	$602,385	$0
Net loss, year ended December
31, 1998
				($667,601)
Balance, December 31, 1998
	9,856,350	$9,856	$673,590	($708,559)
Issued for consulting
services(Note 5(d))
	510,000	$510	$172,992	$0
Net loss, 3-month ended March
31, 1999
				($193,931)
Balance, March 31, 1999
	10,366,350	$10,366	$846,582	($902,490)


INTEGRATED CARBONICS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the 3-month period ended March 31, 1999 Prepared by management and without audit)


						Three Months	Three Months
						Ended March		Ended March
						31, 1999		31, 1998

Cash Flows from Operating
Activities:

Net Loss						($193,931)	($208,077)
Add (less)
Amortization					$   1,077	$0
Net Changes in working Capital		$  18,787	$64,283
Total							($174,137)	($143,794)
Financing Activities

Repayment of Long term debt
								-	($55,000)
Issue Common Stock				$173,502	$407,000
Subscription received				$0		($37,000)
Total							$173,502	$315,000
Investing Activities
Purchase of Property, plant and
Equipment						$0		(11,423)
Equipment						$0		$0
Investment in a graphite processing
joint venture					$0		($2,420)
Total							$0		($13,843)
NET CASH INFLOW					($635)	$157,363
CASH, BEGINNING OF PERIOD			$713		$44,576
CASH, END OF PERIOD				$78		$201,939

(See accompanying notes to financial statements)



INTEGRATED CARBONICS CORP.
(A development stage company)
Notes to Financial Statements
For the 3-month period ended March 31, 1999(Prepared by management and without audit)

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

The financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and as such has no significant revenue and is incurring substantial costs in connection with its investment in a graphite processing joint venture as described in
Note 5. In addition the Company incurred a loss of $193,931 for the three months ended March 31, 1999 and has a working capital deficiency of $302,726 at March 31, 1999. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with the joint venture and ultimately to attain profitable operations.

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

(f)  Recent accounting policies
In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes standards for accounting for derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect that adoption of SFAS 133 will have a material effect on the Company's financial statements.

4.	PROPERTY, PLANT AND EQUIPMENT

				March 31, 1999	December 31, 1998

Computer Software			$1,692		$1,692
Computer hardware			$1,520		$1,520
Furniture and
  office equipment		$5,011		$5,011

					$8,223		$8,223
Less:  accumulated
  Depreciation			$3,777		$4,784

5.	INVESTMENTS IN GRAPHITE PROCESSING JOINT VENTURES

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

LONG-TERM DEBT

					March 31, 1999	December 31, 1998
Amount payable to
Da-Jung Resource Corp.
on acquisition of its
interest in the graphite
processing joint venture
(Note 5(a))					 $130,000		 $130,000
Current portion				($130,000)		($130,000)
Total						    $-		     $-

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

a) On January 17, 1997, at a special meeting of the Shareholders, the Shareholders approved, effective January 4, 1997, a forward stock split of 5:1, increasing the number of common shares outstanding from 2,100,000 common shares to 10,500,000 common shares outstanding.

b) On October 31, 1997, at a special meeting of the Shareholders, the Shareholders approved a reverse stock split of 1:100 thus reducing the number of common shares outstanding from 25,500,000 shares to 255,000 shares of common stock.

c) On October 31, 1997, at a special meeting of the Shareholders, the Shareholders authorized a Regulation D Rule 504 offering of a maximum of 2,300,000 units at $.10 per unit consisting of one common share and one warrant exercisable at $.33 per share for six months.

d)	In January 1999, the Company entered into a one-year
corporate finance advisory agreement, cancellable at any time on 30 days written notice, with a third party and agreed to issue, as partial consideration, 350,000 common shares at predetermined dates over the course of the contract. The common shares are subject to registration and, to March 31, 1999, 150,000 common shares have been delivered at a deemed value of $39,780.
Also in January 1999, the Company entered into a marketing agreement with another third party and issued, as partial consideration, 360,000 common shares, at a deemed value of $133,722 which are subject to registration.

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

					Number of Shares	Share Price
Outstanding at
December 31, 1997			$    -			$ -
Granted				1,640,000			$2.00
Outstanding at
March 31,1999			1,640,000			$2.00

The following table summarizes information concerning options outstanding at December 31, 1998(see also note 12):

Number			Price			Expiry Date
1,640,000			$2.00			January 13, 2001

10. RELATED PARTY TRANSACTIONS

(a)	As of March 31, 1999, liabilities include $23,381
(1998 - $20,197) due to companies controlled by certain directors of the Company. The amounts are unsecured, interest-free, and do not have fixed repayment terms.

(b)	The Company entered into the following transactions with
companies
controlled by certain directors of the Company:

Three Months Ended March 31,		1999		1998

Rent						$4,877	$5,306
Office expenses and travel		$4,243	$2,273
Management fees						$7,394
Consultancy fees						$9,668

The Company has entered into an agreement to lease premises from a company controlled by certain directors as described in Note 11.

11.	COMMITMENTS

On December 8, 1997, the Company entered into a one year lease commitment effective January 1, 1998 for $6,600 plus applicable operating costs. During 1998, this lease was extended to December 31, 1999.

12.	SUBSEQUENT EVENTS

Subsequent to March 31st the Company entered into a Letter of Intent to acquire the entire equity interest of HomeNet100.com Enterprises, Inc. through its wholly owned Canadian subsidiary, ICC Integrated Carbonics (Canada) Corp. The acquisition is subject to formal agreement and shareholder's approval from both the Company and Homenet100.com Enterprises, Inc.
Subsequent to March 31st the Company cancelled all outstanding stock options previously granted to directors, officers, and employees of the Company and has cancelled its 1998 revised stock option plan.

13.	PRIOR YEARS' AMOUNT

Certain of prior years' amounts have been reclassified where applicable, to conform with the current year's presentation.

DIRECTORY

Board of Directors	Mario Carmine Aiello
				President

				H. Frank Foster
				Chief Financial Officer

				Robert Hoegler
				Treasurer

				Robert Tyson
				Vice President,
				Corporate Communications

				James Dade Fawcett
				Director
Registered Office		3360 W. Sahara Ave., Suite 200,
				Las Vegas, NV 89102, USA

Corporate Head Quarters	Integrated Carbonics Corp.
				Suite 804 - 750 West Pender Street
				Vancouver, British Columbia
				Canada V6C 2T
				Tel. (604) 682 8445
				Fax. (604) 682 4380

Auditors			Deloitte & Touche
				Suite 2100 - 1055 Dunsmuir Street
				Four Bentall Centre
				Vancouver, British Columbia
				Canada V7X 1P4

Bank				Bank of Nova Scotia
				Vancouver, B.C.

Transfer Agent		American Securities Transfer & Trust Inc.
				1825 Lawrence Street, Suite 444
				Denver, CO 80202, USA

Trading Symbol		ICCN OTC: BB (USA)