Form 10-Q
period 1999-06-30
INTEGRATED CARBONICS CORP
filed 1999-08-19
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13
or 15(d)
of the Securities Exchange Act of
1934

Commission File No.:

INTEGRATED CARBONICS CORP.
(Exact name of registrant as it appears in its charter)
NEVADA                                  43-1632170
(State or jurisdiction of         (I.R.S. Employer
incorporation or organization) Identification No.)
750 West Pender St., Suite 804
Vancouver, British Columbia                V6C 2T8
(Address of Principal Executive Office) (Zip Code)
Registrant's telephone number, including area
code:                                    (604) 682-8445
Securities registered pursuant to Section 12 (b) of the
Act:  None
Securities registered pursuant to Section 12 (b) of the
Act:
Class A Common Stock $0.001 Par Value
Indicate by check mark whether the registrant (1) has
filed all reports to be filed by Section 13 or 15 (d)
of the Securities Exchange Act of 1934 during the
preceding 12 months ( or such shorter period that the
registrant was required to file such reports) and  (2)
has been subject to such filing requirements for the
past 90 days.	Yes      No
At the end of the quarter ending June 30, 1999 there were 10,366,350 issued and outstanding shares of the registrants common stock.
There is no active market for the registrant's securities.
Total number of pages, including cover page 12

PART I.	FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS	Reference
	Exhibit A
Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.
1. Results of Operations
During the six month period the Company continued with
its program to develop Integrated Carbonics Corp.(ICC)
into an operating company.
For the 6 months ended June 30, 1999,  ICC had a net loss
of $232,121 or 2 cents per share. This loss compares with
a loss of $514,480 or 5 cents per share for the
corresponding 6 months  period last year.
During the period, ICC focussed its attention on seeking
financing for its joint ventures in China. In this
regard, the Company engaged consultants to assist the
Company concerning structuring development plans,
financing strategies, shareholder communications, and
creating awareness with the brokerage community by
electronic means.
While continuing with efforts to obtain financing for the
Company's China graphite projects, management implemented
a diversification strategy late in the quarter, in an
attempt to mitigate the risk of being unable to make
progress in that financing effort.
During the period, the Company entered into a letter of
intent to acquire the entire equity interest of
HomeNet100.com Enterprises, Inc. through its wholly owned
Canadian subsidiary, ICC Integrated Carbonics (Canada)
Corp.  Homenet100.com is an e-commerce company
established to tap the rapidly growing market for home
furnishings and accessories with an e-commerce only brand
and business model.  The acquisition received
shareholder's approval from both the Company and
Homenet100.com Enterprises, Inc.
During the period the Company cancelled all outstanding
stock options previously granted to directors, officers,
and employees of the Company and has cancelled its 1998
revised stock option plan. A new stock option plan
received shareholders' approval and was adopted during
the period.
During the period ended June 30th, 1999, the company
cancelled the corporate finance advisory agreement
originally executed in January 1999 and further cancelled
a marketing agreement with a third party also executed in
January 1999.
Liquidity and Capital Resources
During the period the Company continued its status as a
development company. The Company is continuing to incur
development expenses, is deriving no revenues, and has
experienced an ongoing deficiency in working capital. The
Company's continued existence is dependent on its ability
to obtain additional financing to proceed with investment
in its joint ventures and ultimately to attain profitable
operations from its joint ventures and the newly acquired
e-commerce venture.
At June 30th, 1999 the Company had a working capital
deficiency of $340,717. This compares with a working
capital deficiency of $283,305 at December 31, 1998.
At June 30th, the Company continues to have no
commitments on potential financings. The Company
continues to restrict its ongoing administration expenses
to essential costs only.
PART II.	OTHER INFORMATION
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
Integrated Carbonics
Corp.
Dated: August 18, 1999	By: /S/
Jason Cassis,
President
Integrated Carbonics Corp.
(A Development Stage Company)
For the 6-month period ended June30, 1999
(Prepared by management without (audit)
BALANCE SHEET

Six
months
ended 30-
Jun-99
Three
months
ended 31-
Mar-9
Year
ended 31-
Dec 98
Assets



Cash in hand and at Bank
$60
$78
$713
Prepaid expenses
-
$256
$2,342
Total Current Assets
$60
$334
$3,055
Capital Assets



Fixed Assets
-
-
-
Property, Plant and Equipment
(Note 4)
$3,616
$3,777
$4,784
Other Assets



Investment in graphite
processing joint venture
$253,409
$253,408
$253,408
Total Capital & Other assets
$257,025
$257,185
$258,192
Total Assets
$257,085
$257,519
$261,247
Liabilities and Stockholders'
Equity



Accounts Payable
$142,347
$149,614
$156,360
Other Current Liabilities
$18,470
$23,446
-
Shareholder Loan
$50,000
-
-
Current portion of long-term
debt
$130,000
$130,000
$130,000
Total Current Liabilities
$340,817
$303,060
$286,360
Long-term debt less current
portion
-
-
-
Total Liabilities
$340,817
$303,060
$286,360
Stockholders' Equity



Common Stock
$10,366
$10,366
$9,856
Subscription Received
-
-
-
Additional paid-in capital
$846,582
$846,582
$673,590
Deficit accumulated during
the development stage
($940,680)
($902,490)
($708,559)
Total Stockholders' Equity
($83,732)
($45,541)
($25,113)
Total Liabilities and
Stockholders' Equity
$257,085
$257,519
$261,247
See accompanying notes to financial statements & audit report
INTEGRATED CARBONICS CORP.
A Development Stage Company)
Statement of Operations
For the 6-month period ended June 30, 1999
Prepared by management and without audit)

Six months
ended
30-Jun-99
Six months
ended
30-Jun-98
Three
months
ended
31-Mar-99
Three
months
ended
31-Mar-99
Operating Expenses




Amortization
$1,169
$2,047
$1,007
-
Engineering Costs
-
$255,995
-
$105,598
General &
Administrative
expenses
$208,736
$121,472
$177,693
$47,004
Interest and bank
charges
$133
$2,308
$73
$158
Legal and
Accounting
$3,254
$42,193
$3,702
$12,600
Transfer Agent and
filing fees
$7,304
$2,855
$4,953
$1,604
Rent
$11,525
$18,432
$6,502
$6,095
Salaries & Wages
-
$69,179
-
$35,018
Net Loss
($232,121)
($514,480)
($193,931)
($208,077)
Net Loss Per Share
- Basic
($0.02)
($0.05)
($0.02)
($0.02)
Weighted Average
Number of Shares of
Common Stock
Outstanding
10,366,350
9,533,017
10,196,350
9,021,700
INTEGRATED CARBONICS CORP.
(A Development Stage Company)
Statement of Stockholders' Equity
For the 6-month period ended June 30, 1999
(Prepared by management and without audit)

Common
Shares
Stock
Amount
Addition
al paid-
in
capital
Accumulate
d Deficit
February 23, 1993 Issued
for Cash
105,000
$105
$2,895
$-
Net loss, period ended
December 31, 1993
-
-
-
($2,746)
Balance, December 31,
1993
105,000
$105
$2,895
($2,746)
Net loss, year ended
December 31, 1994



($61)
Balance, December 31,
1994
105,000
$105
$2,895
($2,807)
Net loss, year ended
December 31, 1995



($61)
Balance, December 31,
1995
105,000
$105
$2,895
($2,868)
Net loss, year ended
December 31,1 996



($861)
Balance, December 31,
1996
105,000
$105
$2,895
($3,729)
Issued for an interest in
a mineral property (Note
6)
150,000
$150
$14,850
-
Issued for Graphite
Processing Joint Venture
agreement(Note 5(a))
6,000,000
$6,000
-
-
Issued for Cash
540,000
$540
$53,460
-
Net loss, year ended
December 31, 1997
-
-
-
($37,229)
Balance, December 31,
1997
6,795,000
$6,795
$71,205
($40,958)
Issued for cash
3,061,350
$3,061
$602,385
-
Net loss, year ended
December 31, 1998
-
-
-
($667,601)
Balance, December 31,
1998
9,856,350
$9,856
$673,590
($708,559)
Issued for consulting
services (note 5(d))
510,000
$510
$172,992
-
Net loss, 6 month-ended
June 30, 1999
-
-
-
($232,121)
Balance June, 30, 1999
10,366,35
0
10,366
846,582
($940,680)
See accompanying notes to financial statements & audit report
INTEGRATED CARBONICS CORP.
(A Development Stage Company)
Statement of Cash Flows
For the 6-month period ended June 30, 1999
(Prepared by management and without audit)

Six
months
ended 30-
Jun-99
Six
months
ended 30-
Jun-98
Three
months
ended 31-
Mar-99
Three
months
ended 31-
Mar-98
Net Loss
($232,121)
($514,480)
($193,931)
($208,077)
Add(less)




Amortization
$1,169
$2,047
$1,007
-
Net changes in working
capital
$56,797
$76,247
$18,787
$64,283

($174,155)
($436,186)
($174,137)
($143,794)
Financing Activities




Repayment of Long term
debt
-
($55,000)
-
($55,000)
Issuance of shareholder
loan




Issuance of common stock
$173,502
$592,246
$173,502
$407,000
Subscription received
-
($31,750)
-
($37,000)

$173,502
$505,496
$173,502
$315,000
Investing Activities




Purchase of Property,
plant and equipment
-
($11,423)
-
($11,423)
Investment in a graphite
processing joint
venture
-
($2,420)
-
($2,420)

-
($13,843)
-
($13,843)
Net Cash Inflow
($653)
$55,467
($635)
$157,363
Cash, Beginning of Period
$713
$44,576
$713
$44,576
Cash, End of Period
$60
$100,043
$78
$201,939
See accompanying notes to financial statements & audit repor


INTEGRATED CARBONICS CORP.
(A development stage company)
Notes to the Financial Statements
For the 6-month period ended June 30, 1999 (Prepared by management and without audit)





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
The financial statements have been prepared on the
basis of accounting principles applicable to a going
concern which contemplates the realization of assets
and satisfaction of liabilities in the normal course
of business. The Company is a development stage
enterprise and as such has no significant revenue and
is incurring substantial costs in connection with its
investment in a graphite processing joint venture as
described in Note 5. In addition the Company incurred
a loss of $232,121 for the six months ended June 30,
1999 and has a working capital deficiency of $340,757
at June 30, 1999. The Company's continued existence
is dependent on its ability to obtain additional
financing to proceed with the joint venture and
ultimately to attain profitable operations.
If the going concern assumption is not appropriate in
the preparation of these financial statements,
adjustments would be necessary to the carrying values
of assets and liabilities, the reported loss and the
balance sheet classifications used.
3.	SIGNIFICANT ACCOUNTING POLICIES
The financial statements are expressed in US dollars, have been prepared in accordance with accounting principles generally accepted in the United States and include the following significant accounting policies:
(a)Investment in joint ventures
The Company records its investment in joint ventures at cost until such date as the venturers make their initial capital contribution at which time they are recorded on the equity basis.
(b)Interest in mineral property
The Company follows the method of accounting for its interest in mineral property whereby initial costs related to the acquisition of mineral properties are capitalized by property. Exploration and development costs are expensed as incurred.
The interest in mineral property will be written down on a property by property basis when a significant decline in value that is other than temporary has occurred and will be written off when a property is abandoned.
(c)Property, plant and equipment
Property, plant and equipment are recorded at cost.
Depreciation is charged to operations over the estimated useful lives of the assets as follows:
Computer software
straight line over 12 months
Computer hardware
straight line over 24 months
Furniture and office equipment
straight line over 60 months
The carrying value of property, plant and equipment is reviewed on a regular basis for any permanent impairment in value. Where such impairment is indicated, property, plant and equipment are written down to estimated net realizable value.
(d)Accounting estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United
States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.
(e)Net loss per share
Net loss per share is computed using the weighted average number of common shares outstanding during the period.
Diluted loss per share has not been disclosed as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive.
In February 1997, the FASB issued Statement of Financial
Accounting Standards No. 128 ("SFAS 128"), "Earnings per
Share". SFAS 128 is effective for the fiscal year ending after December 15, 1997. SFAS 128 redefines earnings per share under U.S. GAAP and replaces primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Net loss per share, as reported, is equal to the net loss per share based on SFAS 128 for all periods presented.
(f)Recent accounting policies
In June 1998, the FASB issued Statement No. 133 ("SFAS
133"), "Accounting for Derivative Instruments and Hedging
Activities". SFAS 133 establishes standards for accounting for derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999.
 The Company does not expect that adoption of SFAS 133 will have a material effect on the Company's financial statements.
4. PROPERTY, PLANT AND EQUIPMENT

June 30, 1999
December 31,
1998
Computer
Software
$1,692
$1,692
Computer
hardware
$1,520
$1,529
Furniture and office
equipment
$5,011
$5,011

$8,223
$8,223
Less:  accumulated
depreciation
($4,607)
($3,439)

$3,616
$4,784
5.	INVESTMENTS IN GRAPHITE PROCESSING JOINT VENTURES
(a)	Liumao
On October 7, 1997, the Company entered into an agreement
with Da-Jung Resource Corp., a company controlled by
certain directors of the Company, to acquire 100% of its
rights and obligations pursuant to an "Agreement on
Establishment of a Sino Foreign Equity Joint Venture"
with Jixi Liumao Graphite Mine, of Heilongjiang Province,
the People's Republic of China. Consideration for this
agreement was 6,000,000 shares of the Company's post
split common stock, plus $70,000 on the completion of the
offering which has been paid, $50,000 on the exercise of
all related warrants and $80,000 one year from the date
of the offering or upon completion of additional
financing, whichever comes first.  At December 31, 1998,
$130,000 was still payable in connection with this
agreement and the repayment date was extended to
Dec.31, 1999..
On November 10, 1997, the Company entered into a formal
agreement with the Liumao Graphite Mine to form a joint
venture company named ICC Liumao Graphite Products, Ltd.
 The purpose of the joint venture company is to establish
value added graphite processing facilities at the Liumao
Mine in China to produce high purity graphite, expandable
graphite, graphite sheet or other graphite products.
The total investment of the Company in the joint venture
company is stipulated as 80% of anticipated joint venture
construction costs of $28 million, and the Company will
obtain an 80% share of the profits over a thirty year
period.  Further investment in the joint venture by the
Company is contingent on the completion of additional
financing arrangements with shareholders or third
parties.  The joint venture company has received
regulatory approval.
The investment in the graphite processing joint venture
is valued at the cost to acquire the rights to enter into
the joint venture plus legal and other costs incurred by
the Company to negotiate the formal joint venture
agreement. No capital investment in the joint venture has
been made to date.
(b)YiChang
On September 21, 1998, the Company entered into an
interim agreement with YiChang Heng Da Graphite Group
Company Ltd. ("YiChang") to obtain a 55% interest in a
joint venture between YiChang and the Company.  Under
this joint venture agreement, YiChang will sell, at net
book value, to the joint venture one of its operating
divisions consisting of a new mine and mineral processing
plant and a graphite sheet manufacturing plant. The
Company will contribute RMB 28.6 million ($3.84 million)
according to a contribution schedule to be negotiated.
 The joint venture will then proceed to construct
additional graphite sheet manufacturing capacity and, at
its option, construct a fluorographite and lithium ion
battery manufacturing facility. As of June 30, 1999, no
costs have been incurred. The Joint Venture Agreement was
formally executed in April 1999.
6.	INTEREST IN MINERAL PROPERTY
On September 22, 1997, the Company entered into an agreement with Da-Jung Resource Corp., a company controlled by certain directors of the Company, to acquire 100% of its interest in the Yue-jinshan-
Zianfengbei mineral property, in the Wandashan mineralization zone of Heilongjiang Province, the People's Republic of China in exchange for 150,000 shares of the Company's common stock valued at $0.10 per share. During 1998, the interest in mineral property was written off.
7. LONG-TERM DEBT

June 30,
1999
December
31, 1998
Amount payable to Da-Jung Resource Corp. on
acquisition of its interest in the graphite
processing joint venture (Note 5(a))
$130,000
$130,000
Current portion
($130,000
)
($130,000)

$-
$-





	The long-term debt is unsecured and non-interest
bearing and as a result was recorded on a present-
value basis to December 31, 1998 with imputed
interest recognized at 8%.  During the period, the
lender extended the repayment terms to Dec. 31, 1999.
8.	SHARE CAPITAL
The company has given retroactive effect and
restated share numbers to give effect to the
following capital transactions:
a) On March 15, 1996, at a meeting of the Board of
Directors, the Board approved amending its
Articles of Incorporation. These amendments were
approved by a majority vote of the stockholders.
The Company authorized changing its authorized
common stock of 15,000 shares with $5.00 par
value, to 50,000,000 common shares with par value
$.001 and 10,000,000 preferred shares with a par
value $.001.  The Company also approved a forward
stock split on the basis of 3,500:1, increasing
the number of outstanding shares from 600 shares
to 2,100,000 shares.
b) On January 17, 1997, at a special meeting of the
Shareholders, the Shareholders approved, effective
January 4, 1997, a forward stock split of 5:1,
increasing the number of common shares outstanding
from 2,100,000 common shares to 10,500,000 common
shares outstanding.
c) On October 31, 1997, at a special meeting of the
Shareholders, the Shareholders approved a reverse
stock split of 1:100 thus reducing the number of
common shares outstanding from 25,500,000 shares
to 255,000 shares of common stock.
On October 31, 1997, at a special meeting of the
Shareholders, the Shareholders authorized a
Regulation D Rule 504 offering of a maximum of
2,300,000 units at $.10 per unit consisting of one
common share and one warrant exercisable at $.33
per share for six months.
d)	In January 1999, the Company entered into a one-
year corporate finance advisory agreement,
cancelable at any time on 30 days written notice,
with a third party and agreed to issue, as partial
consideration, 350,000 common shares at
predetermined dates over the course of the
contract.  The common shares are subject to
registration and, to March 31, 1999, 150,000
common shares have been delivered at a deemed
value of $39,780.
Also in January 1999, the Company entered into a
marketing agreement with another third party and
issued, as partial consideration, 360,000 common
shares, at a deemed value of $133,722 which are
subject to registration.
9.	STOCK OPTIONS
During the period, the Company received
shareholders approval to adopt a new Stock Option
Plan and to cancel all previously granted stock
options. The newly adopted Stock Option Plan will
provide options to purchase up to 2,000,000 common
shares of the Company for its employees, officers
and directors.  The options that will be granted
pursuant to the Stock Option Plan are exercisable
at a price of $0.50 which is equal to the fair
value of the common shares at the time of
adoption.
10.	RELATED PARTY TRANSACTIONS
(a)	As of June 30 1999, liabilities include $2,908
(1998 - $10,529) due to companies controlled by
certain directors of the Company. The amounts are
unsecured, interest-free, and do not have fixed
repayment terms.
(b) The Company entered into the following
transactions with companies controlled by certain
directors of the Company:
Six Months Ended June 30th
1999
1998
Rent
$9,900
14,870
Office expenses and travel
$597
$7,370
Management fees

$24,178
Consultancy fee

$9,668
The Company has entered into an agreement to lease
premises from a company controlled by certain directors
as described in Note 11.
11.	COMMITMENTS
On December 8, 1997, the Company entered into a one
year lease commitment effective January 1, 1998 for
$6,600 plus applicable operating costs.  During 1998,
this lease was extended to December 31, 1999.
12.	SUBSEQUENT EVENTS
Subsequent to June 30th the Company completed the
acquisition of  the entire equity interest of
HomeNet100.com Enterprises, Inc. through its wholly
owned Canadian subsidiary, ICC Integrated Carbonics
(Canada) Corp.  The acquisition is subject to formal
agreement and shareholder's approval from both the
Company and Homenet100.com Enterprises, Inc.
Subsequent to the six months period ended June 30th,
the company will complete the cancellation of certain
shares issued during its first fiscal quarter for
advisory agreements (see note 8. D)) which have  been
cancelled at the end of the six month period..
13.	PRIOR YEARS' AMOUNT
Certain of prior years' amounts have been reclassified where applicable, to conform with the current year's presentation.

B:\10FINAL.10K