Form 10QSB
period 1999-09-30
INTEGRATED CARBONICS CORP
filed 1999-11-15
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                COMMISSION FILE NUMBER: 000-24723

                          Urbana.ca, Inc.
       (Exact name of registrant as specified in its charter)

    Nevada                                             88-0393257
(State or jurisdiction of incorporation                I.R.S. Employer
or organization)                                       Identification No.

750 West Pender Street, Suite 804, Vancouver, British Columbia  V6C 2T8
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  (604) 682-8445

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes       No  X  .

As of September 30, 1999, the registrant had 10,031,350 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No    X   .


                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                PAGE

ITEM 1.  FINANCIAL STATEMENTS

          BALANCE SHEETS AS OF SEPTEMBER 30, 1999
          AND DECEMBER 31, 1998                                  3

          STATEMENTS OF OPERATIONS FOR THE THREE
          AND NINE MONTHS ENDEDd SEPTEMBER 30, 1999
          AND SEPTEMBER 30, 1998                                 4

          STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 1999 AND
          SEPTEMBER 30, 1998                                     5

          NOTES TO FINANCIAL STATEMENTS                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS          11

PART II

ITEM 1.  LEGAL PROCEEDINGS                                      14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS              14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    14

ITEM 5.  OTHER INFORMATION                                      14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       14

SIGNATURE                                                       15


PART I.

ITEM 1.   FINANCIAL STATEMENTS.

URBANA.CA, INC
(formerly Integrated Carbonics Corp.)
(A development stage company)
Balance Sheets (prepared by management and without audit)

                                           30 Sep 99            31 Dec 98
                                           _________            _________

Assets
  Cash in hand and at Bank                 $      60            $     713
  Prepaid expenses                                 -                2,342
_________________________________________________________________________

Total Current Assets                              60                3,055
_________________________________________________________________________

  Capital Assets
    Fixed Assets                                   -                    -
    Property, Plant and Equipment (Note 4)     3,031                4,784

  Other Assets
    Investment in graphite processing
    joint venture (Note 7)                   253,408              253,408
_________________________________________________________________________

                                             256,439              258,192
_________________________________________________________________________

Total Assets                                 256,499              261,247
_________________________________________________________________________

Liabilities and Stockholder's Equity
   Accounts Payable                          160,578              156,360
   Other Current Liabilities                  34,144                    -
   Shareholder Loan                           50,000                    -
   Current portion of long-term
    debt (Note 7)                            130,000              130,000
_________________________________________________________________________

Total Current Liabilities                    374,722              286,360
_________________________________________________________________________

Long-term debt less current portion
(Note 7)                                           -                    -
_________________________________________________________________________

Total Liabilities                           374,722              286,360
_________________________________________________________________________

Stockholders' Equity (Deficit)
   Common Stock (Note 9)                     10,006                9,856
   Additional paid-in capital               713,220              673,590
   Deficit accumulated during the
     development stage                     (841,449)            (708,559)
_________________________________________________________________________

Total Stockholers' Equity (Deficit)        (118,223)            ( 25,113)
_________________________________________________________________________

Total Liabilities and Stockholders'
Equity (Deficit)                          $ 256,499            $ 261,247
_________________________________________________________________________

See accompanying Notes To The Financial Statements)

URBANA.CA, INC.
(formerly Integrated Carbonics Corp.)
(a development stage company)
STATEMENT OF OPERATIONS
For the 9-month period ended September 30, 1999 (prepared by management and without audit
_________________________________________________________________________

                                                               February 23,
                                                               1993
                    Nine Months Ended     Three Months Ended   (inception to
                   30-Sep-99  30-Sep-98  30-Sep-99  30-Sep-98  30-Sep-99
                   _________  _________  _________  _________  _____________

Operating Expenses

 Amortization     $    1,753  $   3,071  $     584  $   1,024  $    6,139
 Engineering
 Costs                     -          -          -          -     274,170
 General and
 Adm expenses         97,832    198,993   (110,907)    32,843     314,323
 Interest and
 bank charges            266      3,467        133      1,159       9,902
 Legal and
 accounting            6,141          -      2,890          -      63,746
 Transfer agent
 and filing fees      10,350      3,816      3,046      3,446      23,300
 Rent                 16,548     26,299      5,023      7,867      51,165
 Salaries and
 wages                     -     81,856          -     12,677      83,704
 Write-off of
 interest in
 mineral property          -          -          -          -      15,000
_________________________________________________________________________
                     132,890    317,502    (99,231)    59,016     841,449
_________________________________________________________________________

NET LOSS           $(132,890) $(317,502)  $ 99,231   $(59,016)  $(841,449)
__________________________________________________________________________

NET LOSS PER
SHARE-BASIC       $    (0.01) $   (0.03)  $   0.01   $  (0.01)  $       -
__________________________________________________________________________

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING       10,229,683  10,126,350  9,465,900  9,843,016          -
__________________________________________________________________________

(See accompanying Notes to Financial Statements)



URBANA.CA, INC.
(formerly Integrated Carbonics Corp.)
(a development stage company)
STATEMENT OF CASH FLOWS
For the 9-month period ended September 30, 1999
(Prepared by management and without audit
__________________________________________________________________________

                                                                February 23
                                                                1993
                   Nine Months Ended      Three Months Ended    (inception to
                  30-Sep-99  30-Sep-98   30-Sep-99  30-Sep-98   30-Sep-99
                  _________  _________   _________  _________   ____________

Operating
Activities
Net loss          $(132,890) $(317,502)  $  99,231  $ (59,016)  $ (841,449)
Add (less)
 Amortization         1,753      3,071         584      1,024        6,139
 Imputed interest
 on long-term debt                                                   9,000
 Organization cost                                                    (308)
 Write-off interest
 in mineral property                                                15,000
 Write-off other
 asset                                                               4,500
 Loss on disposal
 of property, plant
 and equipment                                                       1,589
Net changes in
working capital     90,704     77,915      33,907    (13,333)      225,627
__________________________________________________________________________
                   (40,433)  (236,516)    133,722    (71,325)     (579,902)
___________________________________________________________________________

FINANCIAL
ACTIVITIES
 Repayment of
 long-term debt          -    (70,000)          -          -       (70,000)
 Issuance of
 common stock       39,780    605,446    (133,722)    13,200       665,376
 Suscription
 received                -    (37,000)          -     (5,250)       37,000
__________________________________________________________________________
                    39,780    498,446    (133,722)     7,950       632,376
__________________________________________________________________________

INVESTMENT
ACTIVITIES
 Purchase of
 property, plant
 and equipment           -    (11,423)                             (11,423)
 Proceeds on
 disposal of
 property, plant
 and equipment                                                         972
 Investment in a
 graphite
 processing joint
 venture                       (2,420)                             (37,463)
 Engineering costs
 Phase 1                 -   (265,640)                   (9,645)    (4,500)
___________________________________________________________________________
                         -   (279,483)          -        (9,645)   (52,414)
___________________________________________________________________________

NET CASH INFLOW        (653)  (17,553)          -       (73,020)        60

CASH, BEGINNING
OF PERIOD               713    44,576          60        100,043         -
__________________________________________________________________________

CASH, END OF
PERIOD             $     60  $ 27,023  $      60       $  27,023        60
__________________________________________________________________________

(See accompanying Notes To The Financial Statements)


                             URBANA.CA, INC.
                  (formerly Integrated Carbonics Corp.)
                      (a development stage company)
               Notes to Financial Statements (Unaudited)
             For the Nine Months Ended September 30, 1999


1.  DESCRIPTION OF BUSINESS

The Company was organized on February 23, 1993 under the laws of the State of Delaware as PLR, Inc. On October 3, 1997, it changed its name to Integrated Carbonics Corp. and on October 30, 1997, changed its jurisdiction of incorporation to Nevada. On July 23, 1999 the Company changed its name to Urbana.ca, Inc. On April 15, 1999 a wholly owned subsidiary company, 583574 B.C Ltd. was incorporated under the laws of British Columbia in Canada as a means of entering into acquisitions in Canada. On May 4, 1999 the subsidiary company's name was changed to ICC Integrated Carbonics (Canada) Corp.

The Company has signed joint venture agreements for the construction and operation of two graphite processing plants in the People's Republic of China.

2.  CONTINUING OPERATIONS

The financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and as such has no significant revenue and is incurring substantial costs in connection with its investment in a graphite processing joint venture as described in
Note 5. In addition the Company incurred a loss of $132,890 for the nine months ended September 30, 1999 and has a working capital deficiency of $374,662 at September 30, 1999. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with the joint venture and ultimately to attain profitable operations.

If the going concern assumption is not appropriate in the preparation of these financial statements, adjustments would be necessary to the carrying values of assets and liabilities, the reported loss and the balance sheet classifications used.

3.  SIGNIFICANT ACCOUNTING POLICIES

The financial statements are expressed in U.S. dollars, have been prepared in accordance with accounting principles generally accepted in the United States, and include the following significant accounting policies:

(a)  Investment in joint ventures.

The Company records its investment in joint ventures at cost until such date as the venturers make their initial capital contribution at which time they are recorded on the equity basis.

(b)  Interest in mineral property.

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

(c)  Property, plant and equipment.

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

(d)  Accounting estimates.

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

(e)  Net loss per share.

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share has not been disclosed as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 is effective for the fiscal year ending after December 15, 1997. SFAS 128 redefines earnings per share under U.S. GAAP and replaces primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Net loss per share, as reported, is equal to the net loss per share based on SFAS 128 for all periods presented.

(f)  Recent accounting policies.

In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes standards for accounting for derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect that adoption of SFAS 133 will have a material effect on the Company's financial statements.

4.  PROPERTY, PLANT AND EQUIPMENT

                                                  Sept 30,    Dec. 31,
                                                    1999       1998

Computer                                          $  1,692    $  1,692
software

Computer                                             1,520       1,520
hardware

Furniture and office equipment                       5,011       5,011
_______________________________________________________________________
                                                     8,223       8,223
Less:  accumulated depreciation                     (5,192)     (3,439)
_______________________________________________________________________
                                                  $  3,031    $  4,784
_______________________________________________________________________

5.  INVESTMENTS IN GRAPHITE PROCESSING JOINT VENTURES

(a)  Liumao.

On October 7, 1997, the Company entered into an agreement with Da-Jung Resource Corp., a company controlled by certain directors of the Company, to acquire 100% of its rights and obligations pursuant to an "Agreement on Establishment of a Sino Foreign Equity Joint Venture" with Jixi Liumao Graphite Mine, of Heilongjiang Province, the People's Republic of China. Consideration for this agreement was 6,000,000 shares of the Company's post split common stock, plus $70,000 on the completion of the offering which has been paid, $50,000 on the exercise of all related warrants and $80,000 one year from the date of the offering or upon completion of additional financing, whichever comes first. In connection with the agreement, $130,000 is due on December 31, 1999.

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

(b)  YiChang.

On September 21, 1998, the Company entered into an interim agreement with YiChang Heng Da Graphite Group Company Ltd. ("YiChang") to obtain a 55% interest in a joint venture between YiChang and the Company. Under this joint venture agreement, YiChang will sell, at net book value, to the joint venture one of its operating divisions consisting of a new mine and mineral processing plant and a graphite sheet manufacturing plant. The Company will contribute RMB 28.6 million ($3.84 million) according to a contribution schedule to be negotiated. The joint venture will then proceed to construct additional graphite sheet manufacturing capacity and, at its option, construct a fluorographite and lithium ion battery manufacturing facility.
As of September 30, 1999, no costs have been incurred. The Joint Venture Agreement was formally executed in April 1999.

6.  INTEREST IN MINERAL PROPERTY

On September 22, 1997, the Company entered into an agreement with Da-Jung Resource Corp., a company controlled by certain directors of the Company, to acquire 100% of its interest in the Yue-jinshan-Zianfengbei mineral property, in the Wandashan mineralization zone of Heilongjiang Province, People's Republic of China, in exchange for 150,000 shares of the Company's common stock valued at $0.10 per share. During 1998, the interest in mineral property was written off.

7.  LONG-TERM DEBT

                                               Sept.30     Dec. 31,
                                                 1999       1998
                                               ________    ________

Amount payable to Da-Jung Resource Corp. on
acquisition of its interest in the graphite
processing joint venture (Note 5(a))           $ 130,000    $ 130,000

Current portion                                 (130,000)    (130,000)
______________________________________________________________________
                                               $       -     $      -
_______________________________________________________________________

The long-term debt is unsecured and non-interest bearing and as a result was recorded on a present-value basis to December 31, 1998 with imputed interest recognized at 8%. During the period, the repayment terms were extended to December 31, 1999.

8.  SHARE CAPITAL

The company has given retroactive effect and restated share numbers to give effect to the following capital transactions:

(a) On March 15, 1996, at a meeting of the Board of Directors, the Board approved amending its Articles of Incorporation. These amendments were approved by a majority vote of the shareholders. The Company authorized changing its authorized common stock of 15,000 shares with $5.00 par value, to 50,000,000 common shares with par value $.001 and 10,000,000 preferred shares with a par value $.001. The Company also approved a forward stock split on the basis of 3,500:1, increasing the number of outstanding shares from 600 shares to 2,100,000 shares.

(b) On January 17, 1997, at a special meeting of the shareholders, the shareholders approved, effective January 4, 1997, a forward stock split of 5:1, increasing the number of common shares outstanding from 2,100,000 common shares to 10,500,000 common shares outstanding.

(c) On October 31, 1997, at a special meeting of the shareholders, the shareholders approved a reverse stock split of 1:100 thus reducing the number of common shares outstanding from 25,500,000 shares to 255,000 shares of common stock.

On October 31, 1997, at a special meeting of the shareholders, the shareholders authorized a Regulation D Rule 504 offering of a maximum of 2,300,000 units at $.10 per unit consisting of one common share and one warrant exercisable at $.33 per share for six months.

(d) In January 1999, the Company entered into a one-year corporate finance advisory agreement, cancellable at any time on 30 days' written notice, with a third party and agreed to issue, as partial consideration, 350,000 common shares at predetermined dates over the course of the contract. The common shares are subject to registration and, to March 31, 1999, 150,000 common shares have been delivered at a deemed value of $39,780. The finance agreement was subsequently cancelled such that no future shares are required to be delivered in respect of this agreement.

Also in January 1999, the Company entered into a marketing agreement with another third party and issued, as partial consideration, 360,000 common shares, at a deemed value of $133,722 which are subject to registration. The parties subsequently agreed to terminate the marketing agreement and in August 1999 cancelled the 360,000 common shares previously issued.

As at September 30, 1999 25,000 shares were held in escrow.

9.  STOCK OPTIONS

During the period the Company adopted a new Stock Option
Plan and cancelled all previously granted stock options. The newly adopted Stock Option Plan will provide options to purchase up to 2,000,000 common shares of the Company for its employees, officers and directors. The options that will be granted pursuant to the Stock Option Plan are exercisable at a price of $0.50 which is equal to the fair value of the common shares at the time of adoption.

10.  RELATED PARTY TRANSACTIONS

(a) As of September 30 1999, liabilities include $11,216
(1998 - $10,529) due to companies controlled by certain directors of the Company. The amounts are unsecured, interest-free, and do not have fixed repayment terms.

(b) The Company entered into the following transactions with companies controlled by certain directors of the Company:

                      Nine Months Ended September 30    1999      1998
                                                        ____      _____

Rent                                                   $ 14,923   $ 19,993
Office expenses and travel                                  597      5,546
Miscellaneous expense                                                2,796
Management fees                                                     24,178
Consultancy fee                                                      9,668

The Company has entered into an agreement to lease premises from a company controlled by certain directors as described in Note 11.

11.  COMMITMENTS

On December 8, 1997, the Company entered into a one-year lease commitment effective January 1, 1998 for $6,600 plus applicable operating costs. During 1998, this lease was extended to December 31, 1999.



12.  SUBSEQUENT EVENTS

During the period the Company entered into an agreement to acquire, through its wholly owned Canadian subsidiary, ICC
Integrated Carbonics (Canada) Corp., the entire equity interest of HomeNet100.com Enterprises, Inc.("HomeNet"). Completion of the acquisition is subject to finalizing a formal agreement with HomeNet.

13.  PRIOR YEARS' AMOUNT

Certain of prior years' amounts have been reclassified where applicable, to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Results of Operations.

During the three month period ended September 30, 1999, the Company continued with its program to develop itself (formerly Integrated Carbonics Corp.) into an operating company. For the nine months ended September 30, 1999, the Company had a net loss of $132,890 or 1 cent per share. This loss compares with a loss of $317,502 or 3 cents per share for the corresponding nine month period last year.

During the three months ended September 30, 1999, the Company continued to seek financing for its joint ventures in China. In this regard, the Company engaged consultants to assist the Company concerning structuring development plans, financing strategies, shareholder communications, and creating awareness with the brokerage community by electronic means. While continuing with efforts to obtain financing for the Company's China graphite projects, management implemented a diversification strategy late in the first quarter, in an attempt to reduce the risk of being unable to make progress in that financing effort.

During this period, the Company entered into a letter of intent to acquire the entire equity interest of HomeNet100.com Enterprises, Inc. ("HomeNet") through its wholly owned Canadian subsidiary, ICC Integrated Carbonics (Canada) Corp. which had been incorporated for that purpose. HomeNet is an e-commerce company established to tap the rapidly growing market for home furnishings and accessories with an e-commerce only brand and business model. The acquisition received approval from both the Company and HomeNet shareholders.

During the three months ended September 30, 1999, the Company cancelled all outstanding stock options previously granted to directors, officers, and employees of the Company and has cancelled its 1998 revised stock option plan. A new stock option plan received shareholders' approval and was adopted during the period.

During this period, the Company cancelled the corporate finance advisory agreement originally executed in January 1999 along with shares that had been issued in respect of this agreement for consulting services. In addition the Company cancelled a marketing agreement with a third party also executed in January 1999.

Liquidity and Capital Resources.

During the three month period ended September 30, 1999, the Company continued its status as a development company. The
Company is continuing to incur development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. The Company's continued existence is dependent on its ability to obtain additional financing to proceed with investment in its joint ventures and ultimately to attain profitable operations from its joint ventures and the newly acquired e-commerce venture.

At September 30, 1999 the Company had a working capital deficiency of $374,662. This compares with a working capital deficiency of $283,305 at December 31, 1998.

The Company continues efforts to arrange suitable financing for its China projects but reports that to date no commitments have been made. The Company is also continuing with the requirements to complete its aquistion of HomeNet. Only essential administrative expenses are being incurred.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on September 30, 1999.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems. The Company's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form
10-QSB.

(b)  Exhibits included or incorporated by reference herein: See
Exhibit Index.


                             SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Urbana.ca, Inc.


Dated: November 12, 1999            By: /s/ Jason Cassis
                                    Jason Cassis, President


                             EXHIBIT INDEX

Exhibit No.     Description
___________     ___________

2 Articles of Merger of Foreign Corporation into Integrated Carbonics Corp. (incorporated by reference to Exhibit 2 to the Registration Statement on Form 10-SB/A filed on December 17, 1998.

3.1            Articles of Incorporation of Integrated Carbonics Corp.
               (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998.

3.2 Certificate of Amendment to Articles of Incorporation of Integrated Carbonics Corp. (see below).

3.3 Bylaws of Integrated Carbonics Corp. (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB/A filed on December 17, 1999.

4 Integrated Carbonics Corp. 1999 Stock Option Plan (see below).

10.1           September 22, 1997 Agreement between Da-Jung Resource Corp.
               and PLR, Inc. (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.2 October 7, 1997 Agreement between Da-Jung Resource Corp. and Integrated Carbonics Corp. (incorporated by reference to
               Exhibit 10.2 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.3 September 9, 1997 Agreement on Establishment of Sino Equity Joint Venture, China-Canada Liumao Graphite Products Co. Ltd. (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).


                                EXHIBIT INDEX

Exhibit No.     Description
___________     ___________

10.4 November 10, 1997 Equity Joint Venture Liumao Graphite Mine and Integrated Carbonics Corp. (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.5 August, 1997 Cooperative Joint Venture Agreement between Heilongjiang Geological and Mining Technology Development Corp. and Da-Jung Resource Corp. (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

27              Financial Data Schedule (see below).