Form 10KSB
period 1999-12-31
URBANA CA INC
filed 2000-03-31
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                    COMMISSION FILE NUMBER: 000-24723

                              URBANA.CA, INC.
         (Exact name of registrant as specified in its charter)

                 Nevada                               88-0393257
(State or jurisdiction of incorporation             (I.R.S. Employer
         or organization)                           Identification No.)

             750 West Pender Street, Suite 804, Vancouver
British Columbia                                            V6C 2T8
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (604) 682-8445

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant has no revenues for the fiscal year ended on December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2000: Common Stock, par value $0.001 per share -- $91,387,197. As of March 24, 2000, the Registrant had 22,038,283 shares of common stock issued and outstanding.

                           TABLE OF CONTENTS

PART I                                                         PAGE

ITEM 1.  BUSINESS                                                 3

ITEM 2.  PROPERTIES                                              13

ITEM 3.  LEGAL PROCEEDINGS                                       13

ITEM 4.  SUBMISSION TO MATTERS TO VOTE
         OF SECURITY HOLDERS                                     13

PART II

ITEMitem 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS                   13

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS         15

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                19

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT                                            19

ITEM 10.  EXECUTIVE COMPENSATION                                 22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                  22

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         24

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                25

SIGNATURES                                                       26

PART I.

ITEM 1.  BUSINESS.

(a)  Business Development.

Urbana.ca, Inc. ("Registrant") was originally organized in the State of Delaware in February 1993 under the name of PLR, Inc. In November 1997, the Registrant changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. The Registrant has entered into three Letters of Intent during 1999 to acquire one British Columbia corporation (Urbana.ca Enterprises Corporation) and two Ontario corporations (Enersphere.com, Inc. and E-Bill Direct, Inc.) (collectively, "Acquired Entities"). In addition, the Registrant established a wholly owned subsidiary, U.R.B.A. Holdings Inc. (formerly known as ICC Integrated Carbonics (Canada) Corp.) to facilitate the transfer of shares pursuant to section 85 of the Income Tax Act (Canada) to the shareholders of the Acquired Entities.

In 1997, the Registrant entered into agreements with Da-Jung Resources Corp. to acquire certain of Da-Jung's assets in the People's Republic of China. These assets have been abandoned due to the inability to raise project financing and, as such, have been written off the investment in its Chinese Joint Ventures.

In January, 2000, the Registrant formally completed the acquisition of each of the Acquired Entities after entering into Share Exchange and Share Purchase agreements with each company wherein the shareholders of each Acquired Entity received Exchangeable Non-Voting shares in the capital of URBA Holdings Inc. that are exchangeable on a one-for-one basis to restricted common shares in the capital of the Registrant. The aggregate consideration paid for the Acquired Entities was 10,450,000 common shares of the Registrant (after conversion) plus $84,828 CDN in cash payments to Enersphere.com, Inc. All consideration is paid in full.

In January, 2000, the Registrant entered into an Exclusivity Agreement with Eagle Wireless International, Inc. of League City, Texas. Within the terms of this Agreement, Eagle has agreed to manufacture and sell Set-Top Boxes to the Registrant and granted exclusive right to the Registrant to sell Eagle Manufactured STBs in Canada in return for certain volume p/urchases by the Registrant over a 24 month period. The Registrant also entered into a License Agreement with USA Video of Mystic, Connecticut wherein certain compression technology developed by USA Video will be embedded in STBs manufactured by Eagle and sold by the Registrant.

In March 2000, the Registrant undertook the merger of the three Acquired Entities into Urbana Enterprises Corp., an Ontario registered corporation wholly owned by the Registrant. The resulting corporate structure has the Registrant, which operates as a financing and holding Registrant for its two wholly owned subsidiaries: (a) URBA Holdings Inc. a non-operating subsidiary which facilitated the acquisition of the subsidiaries; and (b) Urbana Enterprises Corp., an Ontario registered corporation which is the operating, wholly owned subsidiary company established to execute the business plan of the Registrant.

(b)  Business of the Registrant.

General.

The Registrant is an e-commerce, transaction and content company that creates Intranet and Internet-based systems in conjunction with local area governments and high profile corporations. The Registrant will provide local communities with community based entertainment and information services widely used in all facets of everyday life and deliver these services through a customized set-top-box. Internet success is predicated on rich content delivery and delivery mechanisms reaching a 100% target market on a one-to-one basis. The Registrant's aim is to achieve that success by delivering rich content through a set-top-box medium.

Current Status.

The Registrant is currently in the third month of a four month pilot project known as the Guelph LocaNet. The purpose of the pilot is to distribute 125 Set-Top Boxes to various local community target markets such as schools, local government, local corporations and individual users. The pilot is monitored for technical proficiency and to gain market intelligence.

In January, 2000, the Registrant entered into an Exclusivity Agreement with Eagle Wireless International Corp. of
League City, Texas wherein Eagle agreed to manufacture and sell set-top-boxes to the Registrant and granted exclusive right to the Registrant to sell Eagle Set-Top Boxes in Canada.

In March, 2000, the Registrant entered into a Letter of Intent to purchase 100% of the issued and outstanding shares of J.D. Donahue & Associates, a private Maryland based company that is the principal provider of financial payment systems, systems application development and financial payment hardware/software and systems integration programs to state and federal governments in the U.S. The consideration paid will be a combination of cash and shares of common stock in the capital of the Registrant. The final terms and consideration will be formalized following the completion of due diligence and financing. The Registrant has 6 months from the close of financing to complete the acquisition.

The Registrant has three revenue producing divisions:

1.  LocalNet
2.  Electronic Billing
3.  Set-Top-Boxes

LocalNet.

The Registrant's LocalNet systems technology utilizes set-top-boxes as the medium to deliver various Internet and Intranet based community services to consumers. The LocalNet framework operates with community leaders and high profile corporations to create community based intranet systems that untilize the Internet provide residents with current community activities, movies and other entertainment based content as well as such value added services like enhanced TV, monitored smoke detectors, automatic meter reading, health and community services. The heart of the LocalNet business model is the set-top box. In simplistic terms, the set-top box is an electronic device that connects the Internet to a consumers television through a connection provided by an Internet Service Provider ("ISP").

(1)  The Vision of LocalNet.

Until now, the World-Wide Web has been primarily a way of bringing together distant people and far-flung resources. Wired or unwired, people live, work, spend and use the resources overwhelmingly located right in their neighborhoods - and their information and communications needs reflect that local bias. The Registrant and LocalNet focus on those in the community not utilizing the Web due to lack of content and those without internet access. The vision of LocalNet is that regardless or what type of medium for access is provided to this segment of the community, this segment will not initiate access without focused content.

LocalNet is not distant, its local schools, local doctors, local entertainment, local grocery stores, local police, local government, local sports and fitness, local kid's events, local artists, local parks, local parents looking for local babysitters, local patrons reviewing local restaurants and local businesses going online for local customers.

Five years from now, local Web will be widespread, and it will be the dominant gateway to the electronic world.
Powerful local content plus expanded access creates a virtuous circle: Better access generates more viewers which provides additional revenue for more and better content.

(2)  Strategy.

The business model and marketing strategy will be a leveraged expansion of the Guelph Local Online Project which is currently in the final beta-test stage in Guelph, Ontario, Canada.

About 50% of any community have computers in their homes and about 50% of this population subscribe to Internet services resulting in a 25%-30% internet penetration rate. This has severely restrained the Internet's usefulness in a geographic area, limiting the ability for residents to use the internet as a local medium for communication and limiting the ability for local advertisers to benefit from advertising on the internet. While local retail and commercial vendors see value in promoting themselves locally, most have seen little value in promoting their businesses on the internet because of low access rate at the local level.

The Registrant has developed a unique method of providing a low cost portal connection (LocalNet) for every resident in a geographic area. The strategy calls for local communities to provide a self-sustaining local internet service where all residents are provided a low cost set-top box funded with revenue recouped through local and national advertisers. Residents will be provided with a home gateway which provides basic internet services such as communicating via e-mail and viewing of a community channel. These two services will provide all residents of the community with the ability to communicate with one another and with local service providers within the community. As described above, more access leads to more local internet services. For example, teachers could now send homework assignments home via e-mail, residents could register for programs via the community channel and local merchants could reach their customers via the internet. The supporting advertisement could take the form of banner ads on e-mail and community channel pages with the ability to click on the banner ads to go to the advertisers web page. The Registrant and its consortium of sponsors receives revenue from the ads which pays for the home gateways.

Once in the home, the set-top box provides much more functionality than just internet service. It becomes a community gateway with the ability to become a true smart home manager. For example, through the internet connection, the Registrant can offer new services such as direct to fire department and utility monitoring. These services are provided at a nominal fee which further defrays the cost of the set-top box.

(3)  Growth Strategy

Based on the success of the Guelph project, the Registrant will leverage its expertise as facilitator and project manager to gain competitive advantage. The critical elements of compelling content, access/penetration to local markets and new value added services will attract strategic partners both locally and internationally. Fiscal 2000 is highlighted by 2 internally funded LocalNet sites and 4 licensed sites in Canada and the U.S.

Electronic Billing.

(1)  Background.

The Electronic Bill Presentment ("EBP") industry is poised to capitalize on the new digital age by driving paper and processing costs from $1.50 per bill to $0.40 - $0.50 per bill. According to a recent report by Killen & Associates, a market research firm, U.S. utilities could save $1.2 billion in billing costs by using electronic bill presentment and payment.

(2)  Product.

The Registrant's product offering is the digital processing and electronic transmission of high-volume data via e-mail with embedded digital marketing tools offered to a myriad of end user customers. The E-bill Direct process converts a standard print image file to a proprietary format and integrates various levels of security and unique digital marketing tools that include sound, graphics and animation that can be custom designed to meet client needs.

(3)  Strategy.

The Registrant's approach to bill presentment is unique. Most organizations are luring customers to their websites to pay bills. The approach is time consuming for the recipient to locate the website and the billing information. The Registrant does not believe that customers will continuously search for billing information from a multitude of creditors. Other organizations send e-mail to advise clients that their bill is ready for review. Urbana will send the bill as e-mail and eliminate the unnecessary steps.

The Registrant has the ability to offer our clients an outsourcing alternative to electronic bill presentment in that we will transmit their customer monthly data utilizing our server platform. The structure of the EPB market is predicated on electronic delivery by pulling customers to web-centric sites. Urbana's animated graphics with sound, voice and motion provide an effective and unique advertising tool to attract customers to purchase or link to a specific website.

Historically, Internet advertising has been governed by banner and static advertising. "Banner advertising is akin to cave drawings," states Ted Boyd, chairman of the Internet Advertising Bureau. To date, rich, powerful advertising content has been restricted due to the adoption of high speed (high band-width) Internet access. Allowing ads to incorporate audio, video and other applications will allow the next development of advertising to exceed the current 2% response rate generated from banner ads.

The Registrant has the ability to integrate this rich, powerful, animated advertising now. Our compression techniques allow for statements and digital advertising to be transmitted in tolerable download times to customers without wide band-width transmission. The Registrant's billing capacity has the ability to send up to one-half million e-mail transmissions per day thereby creating a just-in-time current statement. As a result, just-in-time delivery eliminates call center customer queries about why recent accounting activity is missed. This reduction in call center activity equates to substantial dollar savings.

(4)  Markets.

Management has identified 3 primary markets where client operating costs will be cut and traditional cost centers will become revenue producing entities. The three markets
(loyalty programs, brokerage and utilities) are unique by nature but have identical inherent problems in the dissemination of date to clients.

The various loyalty/affinity card type programs initiated by major petroleum, retail and transportation (airline/car rental) typically issue monthly or quarterly statements reflecting account activity and a bonus point balance summary. Most household (Canada and the U.S.) carry multiple cards reflecting loyalty and usage. As an example, "Airmiles" alone has a customer base of 6 million equating to 24 million statements sent annually.

The brokerage industry not only mails monthly statements showing account activity and balances in the various equity markets, but it also sends daily settlement buy/sell slips by mail. The combined total transactions of the TSE, NYSE and NASDAQ, including mutual funds, approximates 2.4 billion transactions. This equates to potential savings of $2 billion by eliminating the paper process of mailing statements and trade confirmations.

(5)  Major Competition.

Canada Post: In pilot since 1999 with expected service offering in 2000;

E-Route: Consortium of large Canadian players including some major banks with expected roll-out in 2000;

Xenos Group: Canadian software company offering electronic presentment of documents;

Paytrust: a U.S. based company with a web-based service offering consumer bill delivery;

Others: Paysense, Edocs, Checkfree, Transpoint, Whitehill.

(6)  Competitive Advantage.

The Registrant has three competitive advantages:

Management has years of multimedia, animation and advertising experience combined with electronic processing expertise;

The Registrant currently has a capacity to transmit 20,000 units per hour;

The Set-Top Box can be used to reach the 75% of the potential market that currently do not have internet service in their homes.

Set-Top Boxes.

(1)  Description.

The Set-Top Box ("STB") is a consumer electronics device that connects any television to the Internet via a standard analog phone line. Once connected, the end user of the STB can easily access the Internet and can enjoy most of the applications the Internet has to offer such as e-mail, e-commerce, web surfing, video on demand, video conferencing and on-line banking.

Urbana's approach to the STB market is to offer consumers a STB, with a standard internet browser, and applications pre-loaded from the server at the ISP. Adding, updating or changing applications are done through the Registrant or channel partner's networks, meaning the user does not need to install new software in the STB every time a feature is added, enhanced or changed.

The Registrant is currently distributing a STB in its pilot markets that is manufactured by Acer Corporation in Taiwan (Acer NT 150); however, the Registrant has discovered that the Liberate Operating System ("OS") used by Acer is overly proprietary to meet the feature growth requirements of the Registrant. The Registrant therefore, has decided to deploy the next generation of STB utilizing the Linux OS.

(2)  Product and Manufacturing.

The Registrant STB is what is believed to be a unique combination of hardware and software that creates a simplier user interface for our end users, yet has powerful capabilities. The Registrant has chosen Eagle Wireless (AMEX: EAG) as its manufacturing and engineering partner because of Eagle's ability to produce a unique feature set with an OS independent hardware platform that can accommodate all the popular OSs and readily accept new software for different applications.

All products the Registrant currently sells are either purchased from Acer or from Eagle Wireless. Going forward, the marketing push will be on the Urbana Set-Top Box manufactured by Eagle Wireless. Eagle Wireless currently uses three separately owned manufacturing facilities. Their primary manufacturer and manufacturer of the Registrant STB is SCI Corp. which is one of the world's largest consumer electronics manufacturers and is located in Singapore.

(3)  Product Features.

The Registrant STB now in production has the following features:

Linux OS

Fully compliant 4.0 Internet Browser

Off-line e-mail/e-mail editor (optional depending on vertical market

Java Media Player for music and video

Enhanced TV tuner

USB, PCI, serial and parallel ports for expansion and accessories

Built-in RF modulator for connection to any TV, with audio and video in and out jacks

Ethernet Input

Wireless keyboard and remote control

"Flash" Read Only Memory for remote STB software updates while in service

Smartcard reader and writer for programming, loyalty and financial applications

(4)  Market Summary and Target Market.

A STB user can be anyone with a television set and a desire to go on-line to interact. The consumer target market consists of a brad cross-section - from young families to empty nesters to senior citizens. Demographics indicate that convenience is of great importance to these market segments. They have moderate to average disposable incomes and currently own a TV and VCR. They may have a satellite receiver and a computer. These users are looking for true value in their purchases and are not inclined to maneuver through the mass of information on the WWW to find exactly what they need.

The Registrant's target markets are:

Baby Boomers - 89 million people born between 1946 and 1964

Empty Nesters - top1/4 of the Baby Boomers and beyond

Generation X group (born 1966 with young children)

The fundamental market components are:

99% of households in North America have 1 TV set;

75% have 2 or more TV sets;

Cable/Satellite TV broadcast is available to 75% of U.S.
households

Worldwide units sales of STB were US$0.8MM in 1999 compared to US$0.3MM in 1996;

Sales are expected to reach US$8.0MM in 2002 - and are expected to dominate the marketplace by 10:1 according to "Cite eStats/Datamonitor

Currently there are approximately 75 million Internet users in North America and that total is expected to climb to 95 million over the next year. According to "Data Source", the end of 1999 will see 61 million of these Internet users forming the Registrant's target market. This presents an incredible "viewing" audience that is using the Internet on an average of 1.8 hours per day. Currently only the Grammy Awards and Super Bowl attract audiences of this size.

(5)  Industry Analysis and Trends.

"Datamonitor" predicts that interactive TV will reach
67 million homes in the U.S. and Europe by 2003 - a big jump from the 1998 level of 10.3 million. User options for connectivity are not limited to fibre-optic or coaxial cable but include satellite broadcast as well.

Currently, competition is limited to a few big electronics manufacturers that have so far been unable to combine their product with a fully integrated and localized user package.
For example, Microsoft's WEBTV paints all consumers of their service with a wide brush of viewer options.

Established STB distributors have high overheads created by current facilities, sales staff, inventory and shrinkage. To operate profitably requires typical retail markups on manufacturer's pricing - even for big box merchants.
Launching an e-commerce website to leverage their existing brand equity does not impact the cost structure and markup requirements of established retailers.

Advanced TV STBs can connect to the Internet in another way. In Europe, satellite standards are beginning to compete with cable specifications signaling a possible trend in North America. Some US companies such as DirecTV already offer satellite-based Internet connections, but these technologies are proprietary.
The trend is toward having the standards process apply to satellite broadcasts and cable services. Whatever the method of connectivity, it has been predicted that this form of Internet access will rapidly provide such competition that the traditional Internet Service Providers will experience a dramatic reduction in growth rate.

A change in lifestyle toward home-based business and "cocooning", is one of the key contributors to the recent explosion of Internet connectivity with a strong emphasis placed on ease of use and content value. While it is difficult to predict exactly what the future hold for Internet surfers, it is safe to say the speed at which the mass public integrates Internet use into their overall lifestyle will grow exponentially. These users will expect the service providers and businesses with which they interact daily to keep up with the times.

(6)  Warranty, Technical Support and Service Policies.

The Registrant's technical support team communicates directly to customer technicians who, in turn, provide support to end-users. All end-user information is held at the "customer" level. The customer technicians are factory trained and supplemented with follow-up training and information.

The Registrant's technical support is provided by application engineers hired on contract. They work with the customer during the sales cycle to learn their needs. A toll free number has been provided to all Registrant customers to ensure a single point for communications. All technical and reference materials are on-line in a secure website for customer access.

(7)  Competition.

The competition in the STB market consists of approximately 87 manufacturers who are actively marketing a number of STBs, and of these, approximately 12 are considered as being direct competitors with the Registrant.

(8)  Direct Competitors.

WebTV
Sony
Philips
Thompson
DirectPC
EchoStar (partnered with WebTV)
Acer/Liberate
Neon
NetGem
WebSurfer
Paradise
AOL TV (marketed through K-Mart and Wal-Mart
NetTV
Boca Research

(9)  Indirect Competitors.

The major cable networks are deploying two-way interactive services utilizing the Internet (eg. AT&T, Rogers Cable and Cox
Communications)

National Internet Service Providers or the major portals. (eg.
AOL)

The Registrant will rely on its flexibility as a small company, the use of the Linux OS and constant monitoring and upgrading to meet customer driven requirements to remain competitive.

(10)  Operations and Fulfillment.

Operations and fulfillment are managed in-house, although, most of the physical work is contracted out. This approach reduces costs related to overhead and employee payroll, provides access to state-of-the-art technologies and gives the Registrant resources to be successful in the market while incurring minimal costs.

(11)  Engineering and Design.

The Registrant's engineering and design teams are limited to application engineering and high-level specification technical writers. The Registrant is a sales and marketing company and has, therefore, outsourced its product engineering and manufacturing to Eagle Wireless. The Registrant's strengths are in consumer and commercial product, and solution engineering, wireless technologies and manufacturing.

Patents, Copyrights and Trade Secrets

The Set-Top-Boxes manufactured for Urbana Enterprises
Corp. by Eagle Wireless incorporate "shelf" components and technologies that are custom configured to the Registrant's specifications. This configuration will provide the consumer with a unique set of entertainment, education, internet and utility monitoring features.

All components have multiple manufacturers and suppliers that Eagle may use as sources of supply, therefore, Eagle and the Registrant are not reliant on single-source, third party suppliers. This leaves the Registrant with minimal risk associated with parts and component supply.

The Registrant, Eagle Wireless and USA Video
Technologies of Mystic, Connecticut have entered into a License Agreement in January 2000 in which USA Video has licensed the use of its proprietary Wavelet technology to the Registrant to be embedded into all STB's manufactured for the Registrant by Eagle Wireless. This helps to ensure the Registrant's right and know-how to provide its customers with Streaming Video features.

Employee Growth and Development

The Registrant currently employs 24 people, including senior management. The current make-up is as follows along with an accounting of the positions to be filled within the next year:

Senior Management: 7
Positions to be filled: 3
(Immediate positions to be filled: Chief Financial Officer, VP,
Sales and VP, Marketing)
Administration:  3
Positions to be filled: 3
Marketing and Sales: 6
Positions to be filled: 6

(c)  Competition.

There are inherent difficulties for any new company seeking to enter an established field. The Registrant may experience substantial competition in its efforts to locate and attract customers for its services. Many competitors in the Registrant's field have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to attract such customers. There are a number of larger companies which will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant' profitability or viability.

ITEM 2.  PROPERTIES.

The Registrant has entered into a 30 month lease of a 10,000 sq. ft. freestanding office facility located at 22 Haddington Street, Cambridge, Ontario Canada N1R-1P9. The offices will be occupied by all management, operations, administrative and technical staff of both the Registrant and Urbana Enterprises Corp. The rental rate is $3,500 CDN * per month, which the Registrant has paid in advance for the entire term of the lease ($105,000 CDN). The term of the lease expires on July 31, 2002. The Registrant is also paying $700 CDN per month at Suite 804-750 West Pender Street, Vancouver, BC Canada V6C-2T8 on a month-to-month basis in return for packaged office space and administrative services provided to the Registrant only.

As of March 28, 2000, the exchange rate for the Canadian Dollar was $0.6845 U.S.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a)  Market Information.

The Registrant's common stock is traded in the Over-the-Counter Bulletin Board (symbol URBA) and the range of closing bid prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 1999

                                                   High        Low

First Quarter                                      0.51        0.37
Second Quarter                                     0.62        0.32
Third Quarter                                      0.87        0.10
Fourth Quarter                                     1.50        0.37

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1998

                                                  High         Low

First Quarter *                                   2.37         1.37
Second Quarter                                    4.87         1.06
Third Quarter                                     1.00         0.50
Fourth Quarter                                    0.75         0.25

* The shares only traded for 22 days during this quarter.

(b)  Holders of Common Equity.

As of March 24, 2000, there were 43 shareholders of record of the Registrant's common stock.

(c)  Dividends.

The Registrant has not declared or paid a cash dividend to stockholders since it became a "C" corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

(d)  Equity Securities Sold Without Registration.

The Registrant settled debts of $86,268 to Hound Pound Equities Inc., a private company of which an officer is a relative of a director of the Registrant, and a director of Urbana Enterprises, by the issuance of 215,665 restricted shares of common stock at a price of $0.40 per share.

The Registrant settled its amount payable to Da-Jung Resources, a major shareholder in the Registrant, on acquisition of its interest in a graphite processing joint venture by the issuance of 325,000 restricted shares of common stock at a price of $0.40 per share.

The Registrant settled certain of its trade accounts payable by the issuance of 510,303 restricted shares of common stock at a price of $0.40 per share

No commissions or fees were paid in connection with these sales. All of the above sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 under Regulation D as promulgated by the U.S. Securities and Exchange Commission, and offers and sales were made only to "accredited investors." These offerings met the requirements of Rule 506 in that: (a) there are no more than or the issuer reasonably believes that there are no more than 35 purchasers of securities from the issuer in any offering under this section; and (b) each purchaser who is not an accredited investor is a "sophisticated investor," that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

During the last quarter of the fiscal year 1999, the Registrant continued with its program to develop the firm into an operating company. For the 12 months ended December 31, 1999, the Registrant had a net loss of $568,750 or $0.06 cents per share. This loss compares with a loss of $667,601 or $0.07 cents per share for the corresponding 12- month period ended December 31, 1998.

During the year, the Registrant continued to seek financing for its joint ventures in China. In this regard, the Registrant engaged consultants to assist the Registrant concerning structuring development plans, financing strategies, shareholder communications, and creating awareness with the brokerage community by electronic means. While continuing with efforts to obtain financing for the Registrant's China graphite projects, management implemented a diversification strategy to reduce the risk of being unable to raise the necessary funding. As the Registrant was unable to raise the funding, the joint ventures were abandoned and the Registrant has written off its investment resulting in a loss of $253,408.

During the year, a wholly owned subsidiary company, U.R.B.A. Holdings Corp. ("URBA") (formerly known as ICC Integrated Carbonics (Canada) Corp.), was incorporated in the province of British Columbia for the purpose of facilitating acquisitions in Canada. During the year the Registrant entered into agreements to acquire through URBA, all of the outstanding shares of three companies in Canada. The acquisitions were completed subsequent to the year-end. URBA acquired Urbana.ca Enterprises Corp. ("Urbana Enterprises"), (formerly HomeNet100.com Enterprises, Inc.), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc
 .("Enersphere").

Urbana Enterprises.

Urbana Enterprises was incorporated November 18, 1998 in the
Province of British Columbia. Losses totaled $193,171 for the period ended December 31, 1999. Urbana Enterprises is engaged in the distribution of Linux based Set Top Boxes used as an alternative method of delivering Internet content.

URBA issued 3,000,000 non-voting exchangeable shares in connection with this acquisition. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the shares. At its option URBA may satisfy this obligation in cash or in Registrant shares. Any exchangeable share not exchanged within 25 years is to be cancelled

The agreements required the Registrant to issue shares to ensure URBA has sufficient shares of the Registrant to satisfy its repurchase obligations. The Registrant has as a result issued 3,000,000 shares and placed them in trust with a trustee. In connection with the acquisition, the two principals of Urbana Enterprises signed five-year management contracts with the Registrant. In addition, the Registrant has agreed to grant a total of 400,000 stock options to these individuals.

The business combination will be accounted for using the purchase method of accounting. The 3,000,000 shares issued on acquisition have been valued at $0.30 per share for a purchase price of $900,000. Goodwill will be amortized on a straight-line basis over 5 years.

E-Bill.

E-Bill was incorporated May 27, 1999 in the Province of Ontario. Losses totaled $16,214 for the period ended December
31, 1999. E-Bill is engaged in designing, developing and providing electronic presentment and payment services to the business community.

URBA issued 2,950,000 non-voting exchangeable shares in connection with this acquisition. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the shares. At its option URBA may satisfy this obligation in cash or in Registrant shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

The agreements required the Registrant to issue shares to ensure URBA has sufficient shares of the Registrant to satisfy its repurchase obligations. The Registrant has as a result issued 2,950,000 shares and placed them in trust with a trustee. In connection with the acquisition the two principals of E-Bill signed three-year management contracts with the Registrant. In addition, the Registrant has agreed to grant a total of 200,000 stock options to these individuals.

The business combination will be accounted for using the purchase method of accounting. The 2,950,000 shares issued on the acquisition have been valued at $0.27 per share for a purchase price of $796,500. Goodwill will be amortized on a straight-line basis over 5 years.

Enersphere.

Enersphere was incorporated September 28, 1999 in the Province of Ontario. Losses totaled $114,917 for the period ended December 31, 1999. Enersphere is a content company that utilizes Set Top Boxes as their medium to deliver Internet and intranet based services to customers.

URBA paid $84,828 cash and issued 4,500,000 non-voting exchangeable shares in connection with this acquisition. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the shares. At its option URBA may satisfy this obligation in cash or in Registrant shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

The agreements required the Registrant to issue shares to ensure URBA has sufficient shares of the Registrant to satisfy its repurchase obligations. The Registrant has as a result issued 4,500,000 shares and placed them in trust with a trustee. In connection with the acquisition the two principals of Enersphere signed two-year management contracts with the Registrant. In addition, the Registrant has agreed to grant a total of 200,000 stock options to these individuals.

The business combination will be accounted for using the purchase method of accounting. The 4,500,000 shares issued on the acquisition have been valued at $0.34 per share for a purchase price of $1,614,828 including the $84,828 cash payment.
Goodwill will be amortized on a straight-line basis over 5 years.

Liquidity and Capital Resources.

During the year, the Registrant continued its status as a development stage company. The Registrant has no revenue and is continuing to incur substantial costs in pursuing business opportunities. The Registrant's continued existence is dependent on its ability to obtain sufficient financing to meet its financial needs.

At December 31, 1999 the Registrant had a working capital deficiency of $195,985. This compares with a working capital deficiency of $283,305 at December 31, 1998. During the year the Registrant settled debts of $86,268 to a private company of which an officer is a relative of a Director of the Registrant by the issuance of 215,665 restricted shares at $0.40 per share. The Registrant settled its agreement payable of $130,000 and various of its trade payables of $127,576 by the issuance of restricted shares at $0.40 per share for 325,000 shares and 510,303 shares respectively.

During the year the Registrant received loans totalling $60,000 and further loans of $1,224,162 subsequent to December 31, 1999 for total loans of $1,284,162. These amounts are due March 15, 2000 and bear interest at an annual rate of 8%. If the Registrant defaults on these loans the lender has the right to convert the amount of principal borrowed into shares of the Registrant at $0.50 per share subject to a 15% market price adjustment.

In January, 2000, the Registrant entered into an Exclusivity Agreement with Eagle Wireless International Corp. of League City, Texas wherein Eagle agreed to manufacture and sell Set-Top Boxes to the Registrant and granted exclusive right to the Registrant to sell Eagle manufactured Set-Top Boxes in Canada.

Subsequent to December 31, 1999 the Registrant entered into an agreement with an agent to raise up to U.S. $25,000,000 by a private placement offering of Special Warrants. The Registrant will issue up to 5,555,555 Special Warrants at a price of U.S. $4.50 per Special Warrant pursuant to a best efforts offering by the Agent. A cash commission of 8% of the capital raised by the Special Warrants is payable along with Compensation Options equal to 10% of the units issued. Each Special Warrant will entitle the holder to receive, for no additional consideration, one common share of the Registrant and one half of one Common Share Purchase Warrant. Each whole Common Share Purchase Warrant will entitle the holder to purchase one common share at a price of U.S. $10.00 for a period of 24 months from the date of closing of the offer which would result in a further U.S. $27,777,777 if all the Common Share Purchase Warrants were exercised. Closing of the financing is to be April 26, 2000 or such other date as agreed by the Registrant and the agent.

The Registrant intends to use the proceeds from the financing to fund operating deficits, research and development, joint venture agreements, acquisitions and working capital. In connection with the closing, the Registrant intends on filing a prospectus in order to qualify the distribution of the common shares, Common Share Purchase Warrants and the common shares issuable on exercise of the Common Share Purchase Warrants.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of consumers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements".

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 1999, and for the year ended December 31, 1998 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Officers and Directors.

Jason Cassis, Chief Executive Officer/Director.

Mr. Cassis, age 32, is a leader with a strong sense of "the big picture" that drives him to be a strong motivator, coordinator and visionary. From 1997 to 1999 he was an external marketing consultant and senior training consultant with GA Kayser and Sons in Buffalo, NY. where he coordinated his management team's effort in the marketing launch of numerous start-up programs that required strong management, motivation and public speaking skills. Prior to 1997, Mr. Cassis was the owner of Voila Salon and Spa, Inc. in Waterloo, Ontario. Mr. Cassis will be directly responsible for the financing, imaging and marketing of the Registrant, and will have a hands-on roll in the development and marketing of the products and services offered by Urbana Enterprises Corp.

David M. Groves, President/Director.

Mr. Groves, age 50, brings over 20 years of senior management experience (CEO & COO positions) with particular expertise in emerging technologies and markets including e-commerce, internet marketing, wireless communications, electronic billing systems and a variety of internet business models. He was the President and CEO of Image Data International Corporation from 1991-1997 and went on to serve as Senior Vice President at Omega Digital Data Inc. until June 1998 and started E-Bill Direct, Inc. shortly thereafter. Along with his strong technical and administrative background, Mr. Groves brings considerable experience in the financial areas of acquisitions, divestitures, public offerings and private placements and he will be counted on to contribute in a leadership capacity in all these areas. He currently serves as CEO of Urbana Enterprises Corp.

Robert S. Tyson, Vice President/Secretary/Director.

Mr. Tyson, age 40, is an experienced administrator of 12 years specializing in the development of emerging public companies having held senior management positions or management consulting positions with emerging companies in the manufacturing and high-tech sectors. From 1991 to 1996 Mr. Tyson was president of Watson Bell Communications, Inc. and its predecessor company, Silent Communications Inc. Watson Bell was a public company trading on the Vancouver Stock Exchange that developed a hand-held telecommunications device. Mr. Tyson has spent the past 4 years as a consultant with MCA Equities Ltd., a Vancouver based business consulting firm and has served as an officer and director of this firm since 1997. Mr. Tyson is responsible for the corporate affairs of the Registrant, including all issues to do with corporate governance and assisting with finance, administrative, contract and corporate communications issues.

Greg Alexanian, Vice President/Chief Operating Officer/Director.

Mr. Alexanian, age 34, has developed a strong operations background from his 15 years experience performing a similar role as a major shareholder in a chain of 16 home carpet and accessories retailers, Alexanian Carpet. As COO of Urbana
Enterprises Corp., he will be responsible for vendor and distributor relations and ensure that the Registrant delivers product to its customers in a reliable and timely manner.

Rick Whittaker, Vice President, Business Development/Director.

Mr. Whittaker, age 41, has extensive experience in the area of wireless monitoring and collection of public utility consumption data for billing purposes. From 1992-1998, he was the Vice President of Sales and a co-founder of Nexsys Commtech International Inc. where he was the project manager responsible for the successful development of a $3 million wireless meter reading project and its pilot testing with 3 Canadian and 1 American utility. He was also the president and co-founder of Enersphere in 1998. Mr. Whittaker is directly responsible for the development and expansion of the Registrant's LocalNet project.

Robert Hoegler, Director.

Mr. Hoegler, age 55, currently serves as a director of MCA Equities Ltd, a Vancouver, Canada based consulting firm that provides financing and corporate development services to clients in Canada and the U.S. He has held this position for the past 10 years. In addition, he has worked as an investment and investor relations consultant to both private and public companies across North America for the past 15 years. He is also a director of Eiger Technology Inc. a Toronto Stock Exchange listed high-tech company.

Mario Aiello, Director.

Mr. Aiello, age 50, has more than 15 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has successfully developed financial and administrative programs for clients in a variety of market segments ranging from high-tech to natural resources. He has been directly responsible for financing many of these companies and for securing share-listing status for more than 30 of them, both on Canadian and U.S. exchanges. Mr. Aiello has been President and Director of MCA Equities Ltd. for the past 15 years.

(b)  Key Employees.

Henry Tyler, Vice President, Electronic Bill Presentment.

Mr. Tyler, age 54, has more than 20 years experience with leading Canadian companies having mastered skills in analysis, design, development, tactical & strategic planning, project management, administration and sales. Mr. Tyler sold and managed the development and delivery of multi-million dollar E-commerce business solutions to companies such as American Express, IBM and four of Canada's five chartered banks. From 1996-1998, he was Vice President, Sales for Omega Digital Data, Inc. where he was responsible for the sale and delivery of the first hand-held wireless LAN terminal solutions to the Bank of Nova Scotia. He became a partner and Vice President of E-Bill Direct, Inc. in 1999. Mr. Tyler will be responsible to oversee and review all technical and product development issues as well as sales of the Registrant's Electronic Bill Presentment products and solutions.

John Cullen, Chief Technology Officer.

Mr. Cullen, age 39, has been developing and managing R&D and technical sales programs for the past 11 years. These projects include developing communications and information technology solutions for the utilities markets. Mr. Cullen has held executive management positions with various successful start-ups including Telular Canada Inc. and Control Advancements Inc. from 1989 to 1998. He then became a partner in Enersphere in 1998. Mr. Cullen is responsible for the research, product design and quality control of new product offerings as well as providing technical sales support.

The Registrant does not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. During the last fiscal year, the Board of Directors met on two occasions.

(b) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. The Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) All directors, officers and key employees have been retained under Management Contracts with the exception of Mr. Hoegler and Mr. Aiello. None of the individual's total compensation including special allowances or bonuses exceeds $70,000 CDN per year, which such compensation commenced on January 1, 1999. All officers and directors will be reimbursed for expenses incurred on behalf of the Registrant including director expenses pertaining to attendance at meetings. It is anticipated that additional management will be hired as the Registrant develops and revenue is generated. The salaries paid to new employees will be consistent with the salaries of others in similar positions in the industry.

(b) During the year the Registrant cancelled its previous stock option plan along with all outstanding stock options previously granted to directors, officers, and employees of the Registrant. A new stock option plan was adopted during the year and received shareholders' approval. To date, no options have been granted under this plan.

(c) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(d) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan which is presently existing.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 24, 2000 (22,038,283 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:


Title of    Name and Address of            Amount of         Percent
Class        Beneficial Owner              Beneficial        of Class
                                           Ownership (1)

Common
Stock       Da-Jung Resources Corp.        5,016,650           22.76%
            P.O. Box 71
            Road Town
            British Virgin Islands

Common
Stock       David Groves                   1,817,500            8.25%
            211 Water Street North
            Cambridge, Ontario, N1R 3B9

Common
Stock       Henry Tyler                    1,725,000            7.83%
            211 Water Street North
            Cambridge, Ontario, N1R 3B9


Common
Stock       Richard Wittaker               1,575,000            7.15%
            211 Water Street North
            Cambridge, Ontario, N1R 3B9


Common
Stock       John Cullen                    1,125,000            5.10%
            98 Willow Street
            Waterloo, Ontario  N2J 1W2

Common
Stock       Doris Cullen                   1,125,000            5.10%
            98 Willow Street
            Waterloo, Ontario  N2J 1W2

Common
Stock       Jason Cassis                   1,102,500            5.00%
            211 Water Street North
            Cambridge, Ontario, N1R 3B9

Common
Stock       Greg Alexanian                 1,102,500            5.00%
            211 Water Street North
            Cambridge, Ontario, N1R 3B9

Common
Stock       Robert Hoegler                    20,000            0.09%
            750 West Pender Street
            Suite 804
            Vancouver, British Columbia
            V6C 2T8

Common
Stock       Robert S. Tyson                     0               0.00%
            750 West Pender Street
            Suite 804
            Vancouver, British Columbia
            V6C 2T8

Common
Stock       Mario Aiello                        0               0.00%
            750 West Pender Street
            Suite 804
            Vancouver, British Columbia
            V6C 2T8

Common
Stock       Shares of all directors and      6,292,500         28.55%
            executive officers as a
            group (7 persons)

(1) Except as noted in footnote 2 below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

By virtue of the acquisition of the three Acquired Entities (Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct, Inc.), and the fact that all directors and officers, except Robert Tyson, are shareholders of one of the Acquired Entities, said directors and officer beneficially own a cumulative total of 10,450,000 shares in the capital of the Registrant. As such, these individuals are in a position to elect members of the board of directors, set their own compensation and approve affiliated transactions. Although the Registrant's principals intend to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that the Registrant will not, as a result of the conflict of interest described above, possibly enter into arrangements under terms less favorable than it could have obtained had it been dealing with other persons.

Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) Index to Financial Statements and Schedules                Page

Report of Independent Accountants                              27

Balance Sheets of the Registrant as
of December 31, 1999 and December 31, 1998                     28

Statements of Operations for the year ended
December 31, 1999 and the year ended December 31, 1998         29

Statements of Shareholders' Equity for the year
ended December 31, 1999 and the year ended December 31, 1998   30

Statements of Cash Flows for the year ended
December 31, 1999 and the year ended December 31, 1998         31

Notes to Financial Statements                                  32

(b) Reports on Form 8-K. Other than as set forth below, there were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report. A report on Form 8-K was filed on November 22, 1999 reflecting the following:

(1) The replacement, effective on July 21, 1999, of Mario Aiello as President of the Registrant by Jason Cassis, a member of the Board of Directors; Mr. Aiello remained a member of the Board of Directors. On this date, Gregory Alexanian was appointed to the Board of Directors to serve until the next annual meeting of the shareholders.

(2) Effective on August 13, 1999, the name of the Registrant was changed to "Urbana.ca, Inc." Also effective on this date, the new trading symbol for the Registrant on the Over the Counter
Bulletin Board was "URBA."

(c)  Exhibits included or incorporated by reference herein: See
Exhibit Index

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Urbana.ca, Inc.

Dated: March 29, 2000            By: /s/ Jason Cassis
                                 Jason Cassis, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature                     Title                       Date

/s/ Jason Cassis     Chief Executive Officer/Director  March 29, 2000
Jason Cassis

/s/ David M. Groves  President/Director                March 29, 2000
David M. Groves

/s/ Greg Alexanian   Vice President/Chief Operating    March 29, 2000
                     Officer/Director

/s/ Robert S. Tyson  Vice President/Secretary/         March 29, 2000
Robert S. Tyson      Director

/s/ Rick Whittaker   Vice President, Business          March 29, 2000
Rick Whittaker       Development/Director

/s/ Robert Hoegler   Director                          March 29, 2000
Robert Hoegler

/s/  Mario Aiello    Director                          March 29, 2000
Mario Aiello


                          AUDITORS' REPORT

To the Board of Directors of Urbana.ca, Inc.

We have audited the consolidated balance sheet of Urbana.ca, Inc. (a development stage company) as at December 31, 1999 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and the changes in stockholders' equity and cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

The Company's financial statements as at December 31, 1998 and for the year then ended were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 17, 1999.

LaBonte & Co.
Chartered Accountants
February 23, 2000, except as to Note 11 which is as of March 13, 2000 Vancouver, B.C.

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES
REPORTING DIFFERENCES

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 1 regarding the Company's ability to continue as a going concern. Our report to the directors dated February 23, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.

LaBonte & Co.
Chartered Accountants
February 23, 2000
Vancouver, B.C.


                              URBANA.CA, INC.
                    (Formerly Integrated Carbonics Corp.)
                       (A development Stage Company)
                       CONSOLIDATED BALANCE SHEETS

                                        December 31      December 31

ASSETS

CURRENT ASSETS
 Cash                                   $       535      $       713
 Prepaid expenses                             7,667            2,342

                                              8,202            3,055

DUE FROM RELATED PARTIES (Note 7)            64,037                -
FURNITURE AND EQUIPMENT, net of
 Depreciation                                     -            4,784
INVESTMENT IN GRAPHITE PROCESSING
JOINT VENTURE (Note 3)                            -          253,408

                                        $   72,239       $   261,247

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued
Liabilities                             $  144,187       $   156,360
 Agreement payable (Note 4)                      -           130,000
 Loans payable (Note 6)                     60,000                 -

                                           204,187           286,360

COMMITMENTS AND CONTINGENCIES
(Notes 1 and 10)

STOCKHOLDERS' EQUITY (DEFICIT)
 Capital stock (Note 6)
  Authorized
   Common stock, $0.0001 par value,
   70,000,000 shares
   Preferred stock, $0.001 par value,
   10,000,000 shares
 Issued and outstanding
  11,082,318 (1998 - 9,856,350)
  shares of common stock                    11,082             9,856
Additional paid-in capital               1,132,549          673,590
Deficit accumulated during
development stage                       (1,277,309)        (708,559)
Accumulated other comprehensive
Income                                       1,730                -

                                          (131,948)         (25,113)

                                            72,239          261,247

Approved on behalf of the Board:


/s/  Jason Cassis

/s/  Robert Tyson
Jason Cassis - Director

Robert Tyson - Director

The accompanying notes are an integral part of these consolidated financial statements

                              URBANA.CA, INC.
                  (Formerly Integrated Carbonics Corp.)
                      (A development stage company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended     Year ended     February 23
                              December 31    December 31    1993
                                  1999          1998        (inception)
                                                            to
                                                            December 31
                                                              1999

EXPENSES
 Consulting                  $    218,285   $        -      $   218,285
 Depreciation                       1,753        4,078            6,139
 Engineering costs                      -      274,170          274,170
 Interest expense                       -        9,549            9,636
  Office and general               43,390      195,298          259,884
  Professional fees                23,497       49,752           81,099
  Transfer agent and
   filing fees                      9,953        5,556           22,903
  Rent                             18,464       30,494           53,081
  Salaries                              -       83,704           83,704
  Write-off of interest
  in mineral property                   -       15,000           15,000
  Write-off of Graphite
   processing joint venture
   (Note 3)                       253,408            -          253,408

NET LOSS FOR THE PERIOD           568,750      667,601        1,277,309

BASIC NET LOSS PER SHARE             0.06         0.07

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                     10,299,764    9,168,248


The accompanying notes are an integral part of these consolidated financial statements


                           URBANA.CA, INC.
               (Formerly Integrated Carbonics Corp.)
                    (A development stage company)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE PERIOD FROM FEBRUARY 23,1993 (INCEPTION) TO DECEMBER 31,
                                  1999

                                        Deficit
                 Common Stock   Add'l    Accumulated  Accumu
                                Paid In  During       lated
                                         Development  other
                 Number  Amount Capital  Stage        comp      Total
                                                      income
Common stock
issued for
cash             105,000   105    2,895                     -    3,000

Net loss
period ended
December 31
1993                   -     -        -     (2,746)        -    (2,746)

Balance
December 31
1993             105,000   105    2,895     (2,746)        -       254

Net loss
year ended
December 31
1994                   -     -        -        (61)        -       (61)

Balance
December 31
1994             105,000   105   2,895      (2,807)        -       193

Net loss
year ended
December 31
1995                   -     -       -         (61)        -       (61)

Balance
December 31
1995            105,000    105   2,895      (2,868)        -       132

Net loss
year ended
December 31
1996                  -      -       -        (861)        -      (861)

Balance
December 31
1996            105,000    105   2,895      (3,729)        -      (729)

Issued for
interest in
mineral
property        150,000    150  14,850           -         -    15,000

Issued for
Graphite
Processing
Joint Venture
Investment
(Note 3)      6,000,000  6,000       -           -        -      6,000

Common
stock issued
for cash        540,000    540  53,460           -        -     54,000

Net loss
year ended
December 31
1997                  -      -       -     (37,229)       -    (37,229)

Balance
December 31
1997          6,795,000  6,795 71,205      (40,958)       -     37,042

Common stock
issued for
cash          3,061,350  3,061 602,385           -        -   605,446

Net loss
year ended
December 31
1998                  -      -            (667,601)       -  (667,601)

Balance
December 31
1998          9,856,350  9,856 673,590    (708,559)       -   (25,113)

Issued for
consulting
services        535,000    535 172,992           -        -   173,527

Shares
Reacquired
on
cancellation
of contract    (360,000)  (360) (133,362)        -        -  (133,722)

Issued on
Settlement
of debts      1,050,968  1,051   419,329         -        -   420,380

Net loss
year ended
December 31
1999                  -      -         -  (568,750)       -  (568,750)

Currency
translation
adjustment            -      -         -         -    1,730     1,730

Balance
December 31
1999         11,082,318 11,082 1,132,549 (1,277,309)  1,730  (131,948)

The accompanying notes are an integral part of these consolidated financial statements


                             URBANA.CA, INC.
                 (Formerly Integrated Carbonics Corp.)
                     (A development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Year ended     Year ended     February 23
                          December 31    December 31       1993
                             1999           1998        (Inception)
                                                             to
                                                        December 31
                                                             1999

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss for the
 Period                      (568,750)      (667,601)   (1,277,309)
 Adjustments to
 reconcile net loss to
 net cash from operating
 activities:
    depreciation                1,753          4,078         6,139
  imputed interest
  on long term debt               -          9,000         9,000
  organization costs              -              -          (308)
    loss on disposal
    of furniture and
    equipment                   2,031          1,589         3,620
    write-off of
    interest in mineral
    property                       -          15,000        15,000
    write-off of
    investment in
    graphite
    processing
    joint venture             253,408              -       253,408
    net changes in
    non-cash working
    capital                   226,419        108,496       365,992

CASH USED IN
OPERATING ACTIVITIES          (85,139)      (529,438)     (624,458)

CASH FLOWS FROM
INVESTING ACTIVITIES
 Purchase of furniture
 and equipment                      -        (11,423)      (11,423)
 Proceeds from sale of
 furniture and
 equipment                      1,000            972         1,972
 Investment in
 graphite processing
 joint venture                      -         (2,420)      (37,463)
 Purchase of other
 Assets                             -              -        (4,500)

CASH FLOWS FROM
(USED IN)
INVESTING
ACTIVITIES                      1,000       (12,871)       (51,414)

CASH FLOWS FROM
FINANCING
ACTIVITIES
 Advances from
 related parties               22,231             -         22,231
 Payments on
 agreement payable                  -      (70,000)        (70,000)
 Loan advances                 60,000            -          60,000
 Issuance of common
Stock                               -      568,446         662,446

CASH FLOWS FROM
FINANCING
ACTIVITIES                     82,231      498,446         674,677

EFFECT OF EXCHANGE
RATE CHANGES ON CASH            1,730            -           1,730

(DECREASE) INCREASE
IN CASH                          (178)     (43,863)            535

CASH BEGINNING OF
PERIOD                            713       44,576               -

CASH END OF PERIOD                535          713             535

Non-cash activities: Refer to Notes 3, 4, 6 and 7.

The accompanying notes are an integral part of these consolidated financial statements

                            URBANA.CA, INC.
                (Formerly Integrated Carbonics Corp.)
                   (A development stage company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was organized on February 23, 1993 under the laws of the State of Delaware as PLR, Inc. On October 3, 1997, it changed its name to Integrated Carbonics Corp. and on October 30, 1997, changed its jurisdiction of incorporation to Nevada. On April 15, 1999 a wholly-owned subsidiary company, ICC Integrated Carbonics (Canada) Corp. ("ICC"), was incorporated under the laws of British Columbia to facilitate acquisitions in Canada. The Company subsequently changed its name to Urbana.ca, Inc.

The Company signed joint venture agreements in 1998 and 1997 for the construction and operation of two graphite processing plants in the People's Republic of China. During the fourth quarter of 1999, due to the inability of the company to raise project funding, these joint venture interests were abandoned (Refer to
Note 3). Concurrently, the Company entered into agreements to acquire, through ICC, 100% of the outstanding shares of Urbana.ca Enterprises Corp. ("Urbana Enterprises"), (formerly HomeNet100.com Enterprises, Inc.), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"). Each of these acquisitions was completed subsequent to year end. (Refer to Note
11)

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and as such has no revenue and is incurring substantial costs in connection with pursuing business opportunities. At December 31, 1999 the Company has a working capital deficiency of $195,985 and has losses of $568,750 for the year then ended. The ability of the Company to continue as a going concern is dependent on its ability to obtain additional financing and ultimately to attain profitable operations.

As of December 31, 1999, $60,000 has been raised through loans to the Company. Subsequent to year end, the Company has received additional loans totalling approximately $1,224,162. (Refer to Notes 5 and 11)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

These financial statements are expressed in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation.

The financial statements include the accounts of the Company and its wholly-owned subsidiary ICC Integrated Carbonics (Canada)
Corp. All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates and Assumptions.

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Investment in joint ventures.

The Company records its investment in joint ventures at cost until such time as the venturers contribute in full their initial capital contribution at which time they are recorded on the equity basis. The investment in joint ventures will be written down when an impairment in value has been determined and will be written off when abandoned.

Foreign Currency Translation.

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Common Share.

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-based Compensation.

The Company accounts for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No.25"). APB No. 25 requires that compensation cost be recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date the options are granted. In addition, as required by SFAS No. 123, the company provides pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.


Recent accounting policies.

In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes standards for accounting for derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 does not have a material effect on the Company's financial statements.

NOTE 3 - INVESTMENT IN GRAPHITE PROCESSING JOINT VENTURE

Liumao Graphite Mine.

On October 7, 1997, the Company entered into an agreement with Da-Jung Resource Corp., a company controlled by certain directors of the Company, to acquire 100% of its rights and obligations pursuant to an "Agreement on Establishment of a Sino Foreign Equity Joint Venture" with Jixi Liumao Graphite Mine, of Heilongjiang Province, the People's Republic of China. Consideration for this agreement was 6,000,000 restricted shares of the Company's common stock, plus $200,000 of which $70,000 has been paid and $130,000 was settled by the issuance of 325,000 restricted shares of common stock.

On November 10, 1997, the Company entered into a formal agreement with the Liumao Graphite Mine to form a joint venture company named ICC Liumao Graphite Products, Ltd. The purpose of the joint venture company is to establish value added graphite processing facilities at the Liumao Mine in China to produce high purity graphite, expandable graphite, graphite sheet or other graphite products.

The total investment of the Company in the joint venture company is stipulated as 80% of anticipated joint venture construction costs of $28 million, and the Company will obtain an 80% share of the profits over a thirty year period. Further investment in the joint venture by the Company is contingent on the completion of additional financing arrangements. Due to the inability of the Company to raise project funding, the joint venture has been abandoned and the Company has written off its investment resulting in a loss of $253,408.

YiChang.

On September 21, 1998, the Company entered into an interim agreement with YiChang Heng Da Graphite Group Company Ltd. ("YiChang") to obtain a 55% interest in a proposed joint venture between YiChang and the Company. Due to the inability of the Company to raise project funding, the joint venture project was abandoned without any financial loss to the Company.

NOTE 4 - AGREEMENT PAYABLE

                                             1999           1998
Amount payable to Da-Jung Resource
Corp. on acquisition of its
interest in the graphite processing
joint venture                                $  -           $130,000

During the year this amount has been settled with the issuance of 325,000 shares of common stock of the Company at a price of $0.40 per share.

NOTE 5 - LOANS PAYABLE

During the year the Company received loans totalling $60,000. These amounts are due March 15, 2000 and bear interest at an annual rate of 8%. If the Company defaults on these loans, the lender has the right to convert the amount of principal borrowed into shares of capital stock of the Company at $0.50 per share subject to a 15% market price adjustment.

Refer to Note 11.

NOTE 6 - CAPITAL STOCK

The Company has given retroactive effect and restated share numbers to give effect to the following capital transactions:

On March 15, 1996, the Company changed its authorized common stock of 15,000 shares with $5.00 par value, to 50,000,000 common shares with par value $.001 and 10,000,000 preferred shares with a par value $.001. The Company also approved a forward stock split on the basis of 3,500:1, increasing the number of outstanding shares of common stock from 600 shares to 2,100,000 shares.

On January 17, 1997, the Company completed a forward stock split of 5:1, increasing the number of shares of common stock outstanding from 2,100,000 shares outstanding to 10,500,000 shares outstanding.

On October 31, 1997, at a special meeting of the Shareholders, the Shareholders approved a reverse stock split of 1:100 thus reducing the number of common shares outstanding from 25,500,000 shares to 255,000 shares of common stock.

On October 31, 1997, the Shareholders authorized a Regulation
D Rule 504 offering of a maximum of 2,300,000 units at $.10 per unit consisting of one common share and one warrant exercisable at $.33 per share for six months. Pursuant to this financing, the Company issued 540,000 shares for proceeds of $54,000 during the year ended December 31, 1997 and 1,760,000 shares for proceeds of $176,000 during the year ended December 31, 1998. In addition, during the year ended December 31, 1998, 1,301,350 of the related share purchase warrants were exercised for proceeds of $429,446 and the remaining share purchase warrants expired.

In January 1999, the Company entered into a one-year corporate finance advisory agreement, cancellable at any time on 30 days written notice, and agreed to issue 350,000 restricted shares of common stock at predetermined dates over the course of the contract. 175,000 shares were issued at a value of $39,780 and subsequently the agreement was cancelled.

Also in January 1999, the Company entered into a consulting agreement and issued 360,000 restricted common shares at a value of $133,722. No services were provided under this contract and the parties subsequently agreed to terminate the agreement in August 1999 and the 360,000 shares were reacquired by the Company at no cost and returned to treasury.

On May 7, 1999, at the Company's Annual General Meeting, the shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 shares to 70,000,000 shares.

During the year the following transactions were completed:

The Company settled debts of $86,268 to a private company of which an officer is a relative of a director of the Company, and a director of Urbana Enterprises, by the issuance of 215,665 restricted shares of common stock at a price of $0.40 per share.

As described in Note 4, the Company settled its agreement payable by the issuance of 325,000 restricted shares of common stock at a price of $0.40 per share.

The Company settled certain of its trade accounts payable by the issuance of 510,303 restricted shares of common stock at a price of $0.40 per share

Refer to Note 11.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 1998, accounts payable includes $3,929 due to certain directors of the Company and companies under their control. During the year the these parties incurred $43,070 of expenses on behalf of the Company and the company made net repayments of $20,109 leaving $26,890 due to these parties at December 31, 1999.

During the year, net advances were made directly and indirectly on behalf of the company to Enersphere and Urbana Enterprises, two companies subsequently acquired by the Company, totalling
$16,266 and $114,661 respectively. (Refer to Note 11)

During the year the Company incurred $40,000 of consulting fees to a private company controlled by a relative of a director. In addition, the Company incurred $3,335 of consulting fees to a private company of which an officer is a relative of a director of the Company and this private company made advances on behalf of the Company to Enersphere and Urbana Enterprises totalling $82,933. During the year $86,268 of these amounts were settled by the issuance of 215,665 restricted shares of common stock, leaving $40,000 payable at December 31, 1999 (Refer to Note 11).

All amounts due to and from related parties are unsecured, non-interest bearing, and have no specific terms of repayment.

NOTE 8 - STOCK-BASED COMPENSATION

During the year, the Company cancelled its previous stock option plan and all options granted thereon. A new Stock Option Plan was adopted which will provide options to purchase up to 2,000,000 common shares of the Company for its employees, officers and directors. The options that will be granted pursuant to the Stock Option Plan are exercisable at a price of $0.50 which is equal to the fair value of the common shares at the time of adoption of the plan

As at December 31, 1999, no stock-based compensation cost has been recorded for any period and no stock options have been issued under this plan.

Refer to Note 11.

NOTE 9 - INCOME TAXES

The Company has net operating loss carryforwards which result in deferred tax assets. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, no benefit has been recorded for deferred tax assets.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Fair Value of Financial Instruments.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

Uncertainty Due to the Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved.

NOTE 11 - SUBSEQUENT EVENTS

Loans Payable.

During January and February 2000, the Company received additional loans of $1,224,162 resulting in a total to date of $1,284,162. These amounts are due March 15, 2000 and bear interest at an annual rate of 8%. If the Company defaults on these loans, the lender has the right to convert the amount of principal borrowed into shares of capital stock of the Company at $0.50 per share subject to a 15% market price adjustment.

Capital Stock.

The Company settled $40,000 due to a relative of a director by the issuance of 100,000 restricted shares of common stock at a price of $0.40 per share.

The Company settled a total of $99,900 of accounts payable by the issuance of 333,000 restricted shares of common stock at a price of $0.30 per share relating to consulting agreements dated July
14, 1999 and July 19, 1999.

The Company settled $9,190 of accounts payable by the issuance of 22,975 restricted shares of common stock at a price of $0.40 per share.

The Company issued $50,000 restricted shares of common stock, at a price of $0.40 per share, as a retainer pursuant to a media relations contract dated December 15, 1999.

Acquisitions.

Subsequent to year end, the Company completed the following acquisitions:

(1)   Urbana Enterprises.

By agreement dated January 4, 2000, the Company's wholly-owned subsidiary ICC, acquired 100% of the outstanding shares of Urbana Enterprises, a company engaged in distribution of Linux based set top boxes which are used as an alternative method of delivering internet content. Urbana Enterprises was incorporated November 18, 1998 in the province of British Columbia.

In consideration for the acquisition, ICC issued 3,000,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of ICC held. A holder of an exchangeable share may, at any time, require ICC to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Company. ICC may satisfy the resulting obligation in cash or in Company shares at its option. Any exchangeable share not exchanged within 25 years is to be cancelled.

Pursuant to the terms of the agreement, the Company issued
3,000,000 common shares in trust to be held under the terms of a trust agreement executed January 4, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

In anticipation of this acquisition, two shareholders of Urbana Enterprises, each holding a 36.75% interest in Urbana Enterprises, became directors of the Company effective July 21, 1999 and, subsequent to the acquisition, entered into five year management contracts for an aggregate of Cdn$120,000 in year 1 and for amounts to be negotiated for years 2 through 5. In addition, the Company has also agreed to grant a total of 400,000 stock options to these individuals pursuant to the Stock Option Plan implemented in 1999.

Urbana Enterprises had net losses totalling $193,171 for the period from May 1, 1999 (inception) to December 31, 1999.

This business combination will be accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:
 Current assets                            $         17,716
 Capital assets                                       7,387
 Goodwill                                         1,093,102

                                                  1,118,205

Liabilities assumed at fair value:
 Accounts payable                                    (87,474)
 Due to related parties                             (130,731)

Purchase price 3,000,000 shares at
$0.30 per share                             $        900,000

Goodwill arising on this acquisition will be amortized on a straight-line basis over 5 years.

(2)   E-Bill.

By agreement dated January 10, 2000, the Company's wholly-owned subsidiary ICC, acquired 100% of the outstanding shares of E-Bill, a company engaged in designing, developing and providing electronic presentment and payment services to the business community. E-Bill was incorporated May 27, 1999 in the province of Ontario.

In consideration for the acquisition, ICC issued 2,950,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of ICC held. A holder of an exchangeable share may, at any time, require ICC to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Company. ICC may satisfy the resulting obligation in cash or in Company shares at its option. Any exchangeable share not exchanged within 25 years is to be cancelled.

Pursuant to the terms of the agreement, the Company issued
2,950,000 common shares in trust to be held under the terms of a trust agreement executed January 10, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

This business combination will be accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:
 Current assets                         $                 9
 Capital assets                                       4,646
 Goodwill                                           812,645

                                                    817,300

Liabilities assumed at fair value:
 Accounts payable                                     (4,021)
 Due to related parties                              (16,779)

Purchase price 2,950,000 shares at
$0.27 per share                         $            796,500

Goodwill arising on this acquisition will be amortized on a straight-line basis over 5 years.

E-Bill had losses totalling $16,214 for the period from May 27, 1999 (inception) to December 31, 1999.

Subsequent to the acquisition, the Company signed three year management contracts with the two principals of E-Bill in the aggregate of Cdn$120,000 in year 1, Cdn$160,000 in year 2 and Cdn$120,000 in year 3. In addition, the Company has also agreed to grant a total of 200,000 stock options to these individuals pursuant to the Stock Option Plan implemented in 1999.

(3)   Enersphere.

By agreement dated January 9, 2000, the Company's wholly-owned subsidiary ICC, acquired 100% of the outstanding shares of Enersphere, a content company that utilizes set-top boxes as their medium to deliver internet and intranet-based services to customers. Enersphere was incorporated September 28, 1999 in the province of Ontario.

In consideration for the acquisition, ICC paid $84,828 and issued 4,500,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of ICC held. A holder of an exchangeable share may, at any time, require ICC to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Company. ICC may satisfy the resulting obligation in cash or in Company shares at its option. Any exchangeable share not exchanged within 25 years is to be cancelled.

Pursuant to the terms of the agreement, the Company issued
4,500,000 common shares in trust to be held under the terms of a trust agreement executed January 9, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

This business combination will be accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:
 Current assets                       $          3,540
 Capital assets                                 10,324
 Goodwill                                    1,729,731

                                             1,743,595

Liabilities assumed at fair value:
 Accounts payable                              (28,995)
 Due to related parties                        (99,772)

Purchase price $84,828 and
4,500,000 shares at $0.34 per share          1,614,828

Goodwill arising on this acquisition will be amortized on a straight-line basis over 5 years.

Enersphere had net losses totalling $114,917 for the period from September 28, 1999 (inception) to December 31, 1999.

Subsequent to the acquisition, the Company signed two year management contracts with the two principals of Enersphere in the aggregate Cdn$160,000 in year 1 and Cdn$250,000 in year 2. In addition, the Company has also agreed to grant a total of 200,000 stock options to these individuals pursuant to the Stock Option Plan implemented in 1999.

Financing Agreement.

Subsequent to December 31, 1999 the Company entered into an agreement with an Agent to raise up to US$25,000,000 by a private placement offering of Special Warrants. The Company will issue up to 5,555,555 Special Warrants at a price of US$4.50 per Special Warrant pursuant to a best efforts offering by the Agent. A cash commission of 8% of the capital raised by the Special Warrants is payable along with Compensation Options equal to 10% of the units issued. Each Special Warrant will entitle the holder to receive, for no additional consideration, one common share of the Company and one half of one Common Share Purchase Warrant. Each whole Common Share Purchase Warrant will entitle the holder to purchase one common share at a price of US$10.00 for a period of 24 months from the date of closing of the offer which would result in further funding of US$27,777,777 if all the Common Share Purchase Warrants were exercised. Closing of the financing is to be April 26, 2000 or such other date as agreed by the Company and the Agent.

Amalgamation.

Effective March 10, 2000, Urbana Enterprises, Enersphere and E-
Bill were amalgamated under the statutory laws of the Province of Ontario into a new company named Urbana Enterprises Corp.

Name change.

Effective February 22, 2000, ICC changed its name to U.R.B.A.
Holdings Inc.

The following pro-forma consolidated financial information, consisting of the pro-forma consolidated balance sheet as at December 31, 1999, has been prepared to illustrate the estimated effect of ICC's acquisitions of Urbana Enterprises, Enersphere and E-Bill, as described in note 11, as if they had occurred on December 31, 1999. The pro-forma consolidated balance sheet presents the effect on the consolidated balance sheet of the Company based on the following pro-forma adjustments:

(1) The acquisition of Urbana Enterprises as described in Note 11 and the allocation of the purchase price thereon.

(2) The acquisition of Enersphere as described in Note 11 and the allocation of the purchase price thereon.

(3) The acquisition of E-Bill as described in Note 11 and the allocation of the purchase price thereon.

(4) The reallocation and elimination of certain intercompany balances.

                            URBANA.CA,INC.
                   (Formerly Integrated Carbonics Corp)
                      (A development stage company)
                  PRO-FORMA CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1999

                                       Pro-Forma Adjustments
                        Urbana                               Pro Forma
             Urbana.ca  Enter-   Enersphere   E-Bill         Consoli
               Inc.     prises                               Urbana.ca
                         (1)        (2)         (3)    (4)

ASSETS

CURRENT
ASSETS       $   8,202  $  17,716 $   3,540   $    9         $   29,467

DUE FROM
RELATED
PARTIES         64,037          -         -        - (64,037)         -
FURNITURE
AND
EQUIPMENT
net of
depreciation         -      7,387    10,324     4,646      -    22,357

GOODWILL             -  1,093,102  1,729,731  812,645      -  3,635,478

             $  72,239 $1,118,205 $1,743,595 $817,300 $(64,037)$3,687,302

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
LIABILITIES  $ 204,187 $   87,474 $   28,995 $  4,021 $      -$  324,677

DUE TO
RELATED
PARTIES              -    130,731    184,600   16,779  (64,037)  268,073

STOCKHOLDERS'
EQUITY
(DEFICIT)

 Common stock   11,082          -          -        -        -    11,082
 Additional
 paid-in
 capital     1,132,549          -          -        -        - 1,132,549
 Exchange
 able
 shares              -     900,000  1,530,000  796,500       - 3,226,500
 Deficit
 Accumu
 lated
 during
 dev
 stage     (1,277,309)           -          -        -       -(1,277,309)
 Accumu
 lated
 other
 comp
 income         1,730            -          -        -             1,730

             (131,948)     900,000  1,530,000   796,500      - 3,094,552

               72,239    1,118,205  1,743,595   817,300  64,037) 3,687,302


                               EXHIBIT INDEX

Exhibit                      Description
   No.

2     Articles of Merger of Foreign Corporation into Integrated
      Carbonics Corp. (incorporated by reference to Exhibit 2 to the Registration Statement on Form 10-SB/A filed on December 17,
      1998).

3.1   Articles of Incorporation of Integrated Carbonics Corp.
     (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998.

3.2  Certificate of Amendment to Articles of Incorporation of
     Integrated Carbonics Corp. (incorporated by reference to Exhibit
     3.2 of the Form 10-QSB filed on November 15, 1999).

3.3  Bylaws of Integrated Carbonics Corp. (incorporated by
     reference to Exhibit 3.2 of the	 Registration Statement on
     Form 10-SB/A filed on December 17, 1999).

4    Integrated Carbonics Corp. 1999 Stock Option Plan
    (incorporated by reference to Exhibit 4 to the Form 10-QSB filed on November 15, 1999).

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

21   Subsidiaries of the Registrant (see below).

27   Financial Data Schedule (see below).