Form 10QSB
period 2000-03-31
URBANA CA INC
filed 2000-05-17
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH  31, 2000

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

As of March 31, 2000, the Registrant had 22,038,283 shares of common stock issued and outstanding.

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS AS OF
         MARCH 31, 2000 AND MARCH 31, 1999                          3

         CONSOLIDATED  STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH
         31, 2000 AND MARCH 31, 1999                                4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000
         AND MARCH 31, 1999                                         5

         NOTES TO FINANCIAL STATEMENTS                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       13

PART II

ITEM 1.  LEGAL PROCEEDINGS                                         17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                       17

ITEM 5.  OTHER INFORMATION                                         17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          18

SIGNATURE                                                          18

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                             URBANA.CA, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS

                                            March 31      December 31
                                              2000            1999
                                           (Unaudited)

ASSETS

CURRENT ASSETS
 Cash                                      $   285,953     $      535
 Accounts receivable                            42,538              -
 Prepaid expenses and deposits                 106,571          7,667

                                               435,062          8,202

DUE FROM RELATED PARTIES (Note 6)                    -         64,037
FURNITURE AND EQUIPMENT, net of
Depreciation                                   140,717              -
GOODWILL, net of amortization (Note 3)       3,453,705              -

                                           $ 4,029,484     $   72,239

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued
Liabilities                                $   247,765     $  144,187

LOANS PAYABLE (Note 4)                       1,284,162         60,000

DUE TO RELATED PARTIES (Note 6)                 24,547              -

COMMITMENTS AND CONTINGENCIES
(Notes 1 and 9)

STOCKHOLDERS' EQUITY (DEFICIT)
 Capital stock (Note 5) Authorized
 Common stock, $0.0001 par value,
 70,000,000 shares Preferred stock
 $0.001 par value, 10,000,000 shares
 Issued and outstanding
 11,588,283 (1999 - 11,082,318)
 shares of common stock                        11,588          11,082
 Additional paid-in capital                 1,301,133       1,132,549
 Exchangeable shares (Note 5)               3,226,500               -
 Deficit accumulated during
 development stage                         (2,054,844)     (1,277,309)
 Accumulated other comprehensive income       (11,367)          1,730

                                            2,473,010        (131,948)

                                          $ 4,029,484      $   72,239

The accompanying notes are an integral part of these interim consolidated financial statements

                            URBANA.CA, INC.
                    (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                     Three         Three      February 23
                                     Months        Months         1992
                                     Ended         Ended      (inception)
                                     March 31      March 31   to March 31
                                     2000          1999          2000

EXPENSES

Consulting and management           $   249,926    $     -    $   468,211
Depreciation and amortization           187,734      1,007        193,873
Development costs                        55,648          -         55,648
Engineering costs                             -          -        274,170
Interest expense                         19,618         74         29,254
Office and general                      137,449    177,693        397,333
Professional fees                        71,458      3,702        152,557
Transfer agent and filing fees                -      4,953         22,903
Rent                                     11,598      6,502         64,679
Salaries                                 44,104          -        127,808
Write-off of interest in
mineral property                              -          -         15,000
Write-off of Graphite
processing joint venture                      -          -        253,408

NET LOSS FOR THE PERIOD                777,535     193,931      2,054,844

BASIC NET LOSS PER SHARE                  0.07        0.02

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING         11,419,635  10,196,350

The accompanying notes are an integral part of these interim consolidated financial statements

                          URBANA.CA, INC.
                   (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                    Three       Three      February 23
                                    Months      Months         1993
                                    Ended       Ended      (Inception)
                                    March 31    March 31        to
                                    2000        1999        March 31 2000

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss for the period             (777,535)   (193,931)    (2,054,844)
Adjustments to reconcile net
loss to net cash from
operating activities:
 - depreciation and amortization     187,734       1,007        193,873
 - imputed interest on long term
   debt                                    -           -          9,000
 - organization costs                      -           -           (308)
- loss on disposal of furniture
- and equipment                          -           -          3,620
 - write-off of interest in mineral
   property                               -           -         15,000
 - write-off of investment in
   graphite processing joint venture      -           -        253,408
- net changes in non-cash
- working capital                   22,776      18,787        388,768

CASH USED IN OPERATING
ACTIVITIES                         (567,025)   (174,137)    (1,191,483)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of furniture and
Equipment                          (124,322)          -       (135,745)
Proceeds from sale of furniture
and equipment                             -           -          1,972
Acquisitions of subsidiaries net
of cash acquired (Note 3)           (75,602)          -        (75,602)
Investment in graphite processing
joint venture                             -           -        (37,463)
Purchase of other assets                  -           -         (4,500)

CASH USED IN INVESTING
ACTIVITIES                         (199,924)          -       (251,338)

CASH FLOWS FROM FINANCING
ACTIVITIES

Advances to related parties        (158,698)         -        (136,467)
Payments on agreement payable             -          -         (70,000)
Loan advances                     1,224,162          -       1,284,162
Issuance of common stock                  -    173,502         662,446

CASH FROM FINANCING ACTIVITIES    1,065,464    173,502       1,740,141

EFFECT OF EXCHANGE RATE CHANGES
ON CASH                             (13,097)         -         (11,367)

INCREASE (DECREASE) IN CASH         285,418       (635)        285,953

CASH, BEGINNING OF PERIOD               535        713               -

CASH, END OF PERIOD                 285,953         78         285,953

Non-cash activities: Refer to Notes 3 and 5.

The accompanying notes are an integral part of these interim consolidated financial statements

                              URBANA.CA, INC.
                       (A development stage company)
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was organized on February 23, 1993 under the laws of the State of Delaware as PLR, Inc. On October 3, 1997, it changed its name to Integrated Carbonics Corp. and on October 30, 1997, changed its jurisdiction of incorporation to Nevada. On April 15, 1999 a wholly-owned subsidiary company, U.R.B.A. Holdings Inc. ("URBA") (formerly ICC Integrated Carbonics (Canada) Corp.), was incorporated under the laws of British Columbia to facilitate acquisitions in Canada.

During January, 2000, the Company entered into agreements to acquire, through URBA, 100% of the outstanding shares of Urbana.ca Enterprises Corp. ("Urbana Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"), which are in the business of developing and marketing internet based products and services through the distribution of set top boxes.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and as such has no revenue and is incurring substantial costs in connection with the development of its business and requires additional working capital to fund ongoing losses from operations. The ability of the Company to continue as a going concern is dependent on its ability to obtain additional financing and ultimately to attain profitable operations.

During April, 2000 the Company entered into an Agency agreement with Groome Capital.com Inc. ("Groome") whereby Groome will use its best efforts to raise up to $25,000,000 by way of a private placement of special warrants at a price of $1.25 per special warrant. (Refer to Note 10)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are expressed in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries U.R.B.A. Holdings Inc. and Urbana Enterprises Corp. Urbana Enterprises Corp. was formed effective March 10, 2000, when Urbana Enterprises, Enersphere and E-Bill were amalgamated under the statutory laws of the Province of Ontario. All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Goodwill

The company amortizes goodwill on a straight-line basis over five years.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Common Share

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

NOTE 3 - ACQUISITIONS

Urbana Enterprises

By agreement dated January 4, 2000, the Company's wholly-owned subsidiary URBA, acquired 100% of the outstanding shares of Urbana Enterprises, a company engaged in distribution of Linux based set top boxes which are used as an alternative method of delivering internet content. Urbana Enterprises was incorporated November 18, 1998 in the province of British Columbia.

In consideration for the acquisition, URBA issued 3,000,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of URBA held. A holder of an exchangeable share may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Company. URBA may satisfy the resulting obligation in cash or in Company shares at its option.

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

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

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

Urbana Enterprises had net losses totaling $193,171 for the period from May 1, 1999 (inception) to the date of acquisition.

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $54,655 has been recorded in the current period.

E-Bill

By agreement dated January 10, 2000, the Company's wholly-owned subsidiary URBA, acquired 100% of the outstanding shares of E-Bill, a company engaged in designing, developing and providing electronic presentment and payment services to the business community. E-Bill was incorporated May 27, 1999 in the province of Ontario.

In consideration for the acquisition, URBA issued 2,950,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of URBA held. A holder of an exchangeable share may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Company. URBA may satisfy the resulting obligation in cash or in Company shares at its option.

Pursuant to the terms of the agreement, the Company issued
2,950,000 common shares in trust to be held under the terms of a trust agreement executed January 10, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

E-Bill had losses totaling $16,214 for the period from May 27, 1999 (inception) to the date of acquisition.

Subsequent to the acquisition, the Company signed three year management contracts with the two principals of E-Bill in the aggregate of Cdn$120,000 in year 1, Cdn$160,000 in year 2 and Cdn$120,000 in year 3. In addition, the Company has also agreed to grant a total of 200,000 stock options to these individuals pursuant to the Stock Option Plan implemented in 1999.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:

         Current assets            $             9
         Capital assets                      4,646
         Goodwill                          812,645

                                           817,300

Liabilities assumed at fair value:

        Accounts payable                    (4,021)
        Due to related parties             (16,779)

Purchase price 2,950,000 shares at
$0.27 per share                            796,500

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $40,632 has been recorded in the current period.

Enersphere

By agreement dated January 9, 2000, the Company's wholly-owned subsidiary URBA, acquired 100% of the outstanding shares of Enersphere, a content company that utilizes set top boxes as their medium to deliver internet and intranet-based services to customers. Enersphere was incorporated September 28, 1999 in the province of Ontario.

In consideration for the acquisition, URBA paid $84,828 and issued 4,500,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of URBA held. A holder of an exchangeable share may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Company. URBA may satisfy the resulting obligation in cash or in Company shares at its option.

Pursuant to the terms of the agreement, the Company issued
4,500,000 common shares in trust to be held under the terms of a trust agreement executed January 9, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

Enersphere had net losses totaling $114,917 for the period from September 28, 1999 (inception) to the date of acquisition.

Subsequent to the acquisition, the Company signed two year management contracts with the two principals of Enersphere in the aggregate Cdn$160,000 in year 1 and Cdn$250,000 in year 2. In addition, the Company has also agreed to grant a total of 200,000 stock options to these individuals pursuant to the Stock Option Plan implemented in 1999.

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $86,486 has been recorded in the current period.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:

          Current assets             $       3,540
          Capital assets                    10,324
          Goodwill                       1,729,731

                                         1,743,595

Liabilities assumed at fair value:

          Accounts payable                 (28,995)
          Due to related parties           (99,772)

Purchase price $84,828 and
4,500,000 shares at $0.34 per share  $   1,614,828

NOTE 4 - LOANS PAYABLE

The Company has outstanding loans totaling $1,284,162 which bear interest at an annual rate of 8%. These loans were due and payable on March 15, 2000. The Company did not repay these loans and as a result has offered the lenders the right to convert the principal amount of the loan into units of the Company at a price of $0.57 per unit. Each unit is comprised of one common share of the Company and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $5.00 per share. This offer is to be made by way of a prospectus that is being conducted in Ontario, Quebec and British Columbia, Canada.

NOTE 5 - CAPITAL STOCK

During the quarter ended March 31, 2000 the following shares were issued:

Common shares

The Company settled $40,000 due to a relative of a director by the issuance of 100,000 restricted shares of common stock at a price of $0.40 per share.

The Company settled a total of $99,900 of accounts payable by the issuance of 333,000 restricted shares of common stock at a price of $0.30 per share.

The Company settled $9,190 of accounts payable by the issuance of 22,975 restricted shares of common stock at a price of $0.40 per share.

The Company issued 50,000 restricted shares of common stock, at a price of $0.40 per share, as a retainer pursuant to a media relations contract dated December 15, 1999.

Refer to Notes 3 and 10.

Exchangeable shares

The Company's subsidiary, URBA, issued a total of 10,450,000 exchangeable shares as consideration for the acquisitions of Urbana Enterprises, E-Bill and Enersphere as described in Note 3. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of URBA held and may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

All amounts due to and from related parties are unsecured, non-interest bearing, and have no specific terms of repayment.

Refer to Notes 3 and 5.

NOTE 7 - STOCK-BASED COMPENSATION

The Company has adopted a Stock Option Plan which will provide options to purchase up to 2,000,000 common shares of the Company for its employees, officers and directors. The options that will be granted pursuant to the Stock Option Plan are exercisable at a price of $0.50 which is equal to the fair value of the common shares at the time of adoption of the plan.
As at March 31, 2000, no stock-based compensation cost has been recorded for any period and no stock options have been issued under this plan.

NOTE 8 - INCOME TAXES

The Company has net operating loss carryforwards which result in deferred tax assets. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, no benefit has been recorded for deferred tax assets.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Fair Value of Financial Instruments

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

Uncertainty Due to the Year 2000 Issue

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

NOTE 10 - SUBSEQUENT EVENTS

Financing Agreement

The Company entered into an Agency agreement effective April 10, 2000 with Groome Capital.com Inc. whereby the Company and Groome will engage in a best efforts offering of up to 20,000,000 Special Warrants at a price of $1.25 per Special Warrant. Each Special Warrant is convertible into one common share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant. Groome will receive an Agent's Fee equal to 8% of the total amount raised (reduced to 4% for investors on the President's List). In addition, Groome has been granted non-assignable warrants to acquire, without payment of additional consideration, 1 year Compensation Options providing the right to purchase, at $1.25 per unit, a number of units equal to 10% of the number of Special Warrants sold under this offering. To date the Company has received subscriptions for 847,989 units with total proceeds of $1,060,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

During the quarter the Company continued with its program to develop Urbana.ca, Inc. ("Urbana") (formerly Integrated Carbonics
Corp.) into an operating company.

For the three months ended March 31, 2000, Urbana had a net loss of $777,535 or $0.07 cents per share. This loss compares with a loss of $193,931 or $0.02 cents per share for the corresponding three-month period ended March 31, 1999.

During the quarter, a wholly-owned subsidiary company, changed its name from ICC Integrated Carbonics (Canada) Corp. to U.R.B.A.
Holdings Inc. ("URBA").

During the quarter the Company acquired through URBA all of the outstanding shares of three Canadian companies which are in the business of developing and marketing internet based products and services through the distribution of set top boxes. The companies acquired were Urbana.ca Enterprises Corp. ("Urbana Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"). On March 10, 2000 these companies were amalgamated under the statutory laws of the province of Ontario to form Urbana Enterprises Corp.

Urbana Enterprises

Urbana Enterprises was incorporated November 18, 1998 in the province of British Columbia. Urbana Enterprises is engaged in the distribution of Linux based set top boxes used as an alternative method of delivering Internet content. From inception (second quarter in 1999) to the date of acquisition, losses totaled $193,171. Comparative pro forma financial information is therefore not available in this quarter.

In consideration of the acquisition, URBA issued 3,000,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the common shares. At its option, URBA may satisfy this obligation in cash or in Company shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

The terms of the acquisition agreement required the Company to issue 3,000,000 common shares to ensure URBA has sufficient shares of the Company to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Company signed five-year management contracts with the two principals The Company agreed to grant a total of 400,000 stock options to these individuals.

The business combination has been accounted for using the purchase method of accounting. The 3,000,000 shares issued on acquisition have been valued at $0.30 per share for a purchase price of $900,000. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years with amortization of $54,655 recorded during the quarter.

E-Bill

E-Bill was incorporated May 27, 1999 in the province of Ontario. E-Bill is engaged in designing, developing and providing electronic presentment and payment services to the business community. From inception (second quarter in 1999) to the date of acquisition, losses totaled $16,214. Comparative pro-forma financial information for 1999 is therefore not available in this quarter.

In consideration of the acquisition, URBA issued 2,950,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the common shares. At its option, URBA may satisfy this obligation in cash or in Company shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

The terms of the acquisition agreement required the Company to issue 2,950,000 common shares to ensure URBA has sufficient shares of the Company to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Company signed three-year management contracts with the two principals. The Company agreed to grant a total of 200,000 stock options to these individuals.

The business combination has been accounted for using the purchase method of accounting. The 2,950,000 shares issued on the acquisition have been valued at $0.27 per share for a purchase price of $796,500. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years with amortization of $40,632 recorded during the quarter.

Enersphere

Enersphere was incorporated September 28, 1999 in the province of Ontario. Enersphere is a content company that utilizes set top boxes as their medium to deliver internet and intranet-based services to customers. From inception (third quarter in 1999) to the date of acquisition, losses totaled $114,917. Comparative pro-forma financial information for 1999 is therefore not available in this quarter.

In consideration of the acquisition, URBA paid $84,828 cash and issued 4,500,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the common shares. At its option, URBA may satisfy this obligation in cash or in Company shares. Any exchangeable share not exchanged within 25 years is to be cancelled

The terms of the acquisition agreement required the Company to issue 4,500,000 common shares to ensure URBA has sufficient shares of the Company to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Company signed two-year management contracts with the two principals. The Company agreed to grant a total of 200,000 stock options to these individuals.

The business combination has been accounted for using the purchase method of accounting. The 4,500,000 shares issued on the acquisition have been valued at $0.34 per share for a purchase price of $1,614,828, including the cash payment. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years with amortization of $86,486 recorded during the quarter.

Liquidity and Capital Resources

Urbana is a development stage enterprise. The Company has no revenue and is continuing to incur substantial costs in connection with pursuing the development of its business. The Company's continued existence is dependent on its ability to obtain sufficient financing to meet its financial needs.

At March 31, 2000 the Company had working capital of $187,297.
This compares with a working capital deficiency of $135,985 at March 31, 1999.

During the quarter the Company settled debts of $40,000 due to a relative of a director of the Company by the issuance of 100,000 restricted shares at $0.40 per share. The Company settled a total of $99,900 of accounts payable by the issuance of 333,000 restricted shares at $0.30 per share and $9,190 of accounts payable by the issuance of 22,975 restricted shares at $0.40 per share. The Company issued 50,000 restricted shares at $0.40 per share as a retainer on a media relations contract. As consideration for the acquisition of the three subsidiaries during the quarter, URBA issued a total of 10,450,000 exchangeable shares.

During the quarter the Company received loans of $1,224,162 for total loans of $1,284,162. These loans bear interest at an annual rate of 8% and were due and payable on March 15, 2000.
The Company did not repay these loans and as a result has offered the lenders the right to convert the principal into units of the Company at a price of $0.57 per unit. Each unit is comprised of one common share of the Company and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share at a price of $5.00 per share. This offer is to be made by way of a prospectus that is being conducted in Ontario, Quebec and British Columbia in Canada.

Subsequent to the quarter, the Company entered into an Agency agreement with Groome Capital.com Inc. ("Groome") whereby the Company and Groome will engage in a best efforts offering of up to 20,000,000 Special Warrants at a price of $1.25 per Special Warrant. Each Special Warrant is convertible into one share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant. Groome will receive an Agent's Fee equal to 8% of the total amount raised (reduced to 4% for investors on the President's
List). Groome has also been granted non-assignable warrants to acquire, without payment, one year Compensation Options which provide the right to purchase, at $1.25 per unit, a number of units equal to 10% of the number of Special Warrants sold under this offering. To date the Company has received subscriptions for 847,989 units with total proceeds of $1,060,000.

The Company intends to use the proceeds from the financing to fund operating deficits, research and development, joint venture agreements, acquisitions and working capital.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on March 31, 2000.

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

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

In January, 2000, the Registrant formally completed the acquisition of one British Columbia corporation (Urbana.ca Enterprises Corporation) and two Ontario corporations (Enersphere.com, Inc. and E-Bill Direct, Inc.) (collectively, "Acquired Entities"). These acquisitions were completed with the execution of a Share Exchange and Share Purchase Agreement with each company wherein the shareholders of each Acquired Entity received Exchangeable Non-Voting shares in the capital of URBA Holdings Inc. that are exchangeable on a one-for-one basis to restricted common shares in the capital of the Registrant (see Exhibits 10.6, 10.7, and 10.8 to this Form 10-QSB). The aggregate consideration paid for the Acquired Entities was 10,450,000 common shares of the Registrant (after conversion) plus $84,828 CDN in cash payments to Enersphere.com, Inc. All consideration is paid in full.

In January, 2000, Urbana.ca Enterprises Corp. entered into an Exclusivity Agreement with Eagle Wireless International, Inc. of League City, Texas (see Exhibit 10.9 to this Form 10-QSB). Within the terms of this Agreement, Eagle has agreed to manufacture and sell Set-Top Boxes to the Registrant and granted exclusive right to the Registrant to sell Eagle Manufactured STBs in Canada in return for certain volume p/purchases by the Registrant over a 24 month period. The Registrant also entered into a License Agreement with USA Video of Mystic, Connecticut wherein certain compression technology developed by USA Video will be embedded in STBs manufactured by Eagle and sold by the Registrant.

In March 2000, the Registrant undertook the merger of the three Acquired Entities into Urbana Enterprises Corp., an Ontario registered corporation wholly owned by the Registrant (see
Exhibit 2.2 to this Form 10-QSB). The resulting corporate structure has the Registrant, which operates as a financing and holding Registrant for its two wholly owned subsidiaries: (a) URBA Holdings Inc. a non-operating subsidiary which facilitated the acquisition of the subsidiaries; and (b) Urbana Enterprises Corp., an Ontario registered corporation which is the operating, wholly owned subsidiary company established to execute the business plan of the Registrant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. The following report on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB, as follows:

A Form 8-K was filed on March 30, 2000 which reflected the following: (1) Effective on January 26, 2000, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Kurt D. Saliger, C.P.A., resigned; and (b) effective on January 27, 2000, the firm of LaBonte & Co. was engaged to serve as the new principal accountant to audit the Registrant's financial statements.

(b)  Exhibits.  Exhibits included or incorporated by reference herein:
See Exhibit Index.

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Urbana.ca, Inc.



Dated: May 15, 2000                By: /s/ Jason Cassis
                                   Jason Cassis, Chief Executive Officer

                             EXHIBIT INDEX

Exhibit                        Description
No.
2.1     Articles of Merger of Foreign Corporation into Integrated
        Carbonics Corp. (incorporated by reference to Exhibit 2 to the Registration Statement on Form 10-SB/A filed on December 17,
        1998).

2.2     Amalgation Agreement between Urbana.ca Enterprises Corp.,
        Enersphere.com, Inc., and E-Bill Direct Inc., dated March 3, 2000 (see below).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998.

3.2    Certificate of Amendment to Articles of Incorporation
      (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on November 15, 1999).

3.3 Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB/A filed on December 17, 1999).

4    Integrated Carbonics Corp. 1999 Stock Option Plan
    (incorporated by reference to Exhibit 4 to the Form 10-QSB filed on November 15, 1999).

10.1 Agreement between PLR, Inc. and Da-Jung Resource Corp., dated September 22, 1997 and PLR, Inc. (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.2 Agreement between Integrated Carbonics Corp. and Da-Jung
     Resource Corp., dated October 7, 1997 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.3 Agreement on Establishment of Sino Equity Joint Venture,
     China-Canada Liumao Graphite Products Co. Ltd., dated September 9, 1997 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.4 Equity Joint Venture Agreement between Integrated Carbonics
     Corp. and Liumao Graphite Mine, dated November 10, 1997
    (incorporated by reference to Exhibit 10.4 of the Registration
     Statement on Form 10-SB/A filed on December 17, 1998).

10.5 Cooperative Joint Venture Agreement between Da-Jung Resource
     Corp. and Heilongjiang Geological and Mining Technology
     Development Corp., dated September 9, 1997 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.6 Share Exchange and Share Purchase Agreement between the
     Registrant, ICC Integrated Carbonics (Canada) Corp., and
     Enersphere.com, Inc., dated December 1, 1999 (see below).

10.7 Share Exchange and Share Purchase Agreement between the
     Registrant, ICC Integrated Carbonics (Canada) Corp., and
     Urbana.ca Enterprises Corp., dated January 4, 2000 (see below).

10.8 Share Exchange and Share Purchase Agreement between the
     Registrant, ICC Integrated Carbonics (Canada) Corp., and E-Bill Direct, Inc., dated January 10, 2000 (see below).

10.9 Exclusivity Agreement between Urbana.ca Enterprises Corp.
     and Eagle Wireless International, Inc., dated January 17, 2000.

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on March 31, 2000).

27   Financial Data Schedule (see below).