Form 10QSB
period 2000-06-30
URBANA CA INC
filed 2000-08-22
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2000

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

As of June 30, 2000, the Registrant had 22,038,283 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X.

                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF
         JUNE 30, 2000                                              3

         CONSOLIDATED  STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND SIX MONTHS
         ENDED JUNE 30, 2000 AND JUNE 30, 1999                      4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2000
         AND JUNE 30, 1999                                          5

         NOTES TO FINANCIAL STATEMENTS                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                       21

ITEM 5.  OTHER INFORMATION                                         22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          22

SIGNATURE                                                          22

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                         URBANA.CA, INC.
                  (A development stage company)
                    CONSOLIDATED BALANCE SHEET
                            (Unaudited)

                                                          June 30
                                                          2000

                                ASSETS

CURRENT ASSETS
Cash                                                      $     43,869
Short term investments                                         100,195
Funds held in trust                                            158,998
Taxes recoverable                                               57,074
Prepaid expenses and deposits                                  116,369

                                                               476,505

FURNITURE AND EQUIPMENT, net of depreciation of $19,105        165,823
GOODWILL, net of amortization (Note 3)                       3,271,932

                                                             3,914,260

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                       254,276
Loans payable (Note 4)                                       1,211,933

                                                             1,466,209

DUE TO RELATED PARTIES (Note 6)                                 15,439

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 5)
Authorized
Common stock, $0.0001 par value, 70,000,000 shares
Preferred stock, $0.001 par value, 10,000,000 shares
Issued and outstanding 11,588,283 (1999 - 11,082,318)
shares of common stock                                          11,588
Additional paid-in capital                                   1,301,133
Special warrant proceeds (Note 5)                              886,405
Exchangeable shares (Note 5)                                 3,226,500
Deficit accumulated during development stage                (2,985,599)
Accumulated other comprehensive income                          (7,415)

                                                             2,432,612

                                                             3,914,260

The accompanying notes are an integral part of these consolidated financial statements

                            URBANA.CA, INC.
                    (A development stage company)
                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                    Three Months Ended     Six Months Ended   February 23
                  June 30        June 30  June 30     June 30     1993
                   2000           1999     2000        1999   (inception)
                                                                    to
                                                              June 30, 2000

EXPENSES
Consulting and
management       $    85,467    $       - $   335,393 $     - $  553,678
Depreciation and
Amortization         194,917          162     382,651   1,169    388,790
Technology
contract fees        292,447            -     348,095       -    348,095
Engineering costs          -            -           -       -    274,170
Interest expense      25,018           59      44,636     133     54,272
Office and
General              129,263       31,043     266,712 208,736    526,596
Professional
Fees                  73,251        1,903     144,709  10,558    248,711
Rent                   9,694        5,023      21,292  11,525     74,373
Salaries             120,698            -     164,802       -    248,506
Write-off of
interest in
mineral
property                  -            -           -        -     15,000
Write-off of
Graphite
processing
joint venture             -            -           -        -    253,408

NET LOSS FOR THE
PERIOD           $  930,755     $  38,190  $1,708,290 $232,121 $2,985,599

BASIC NET LOSS
PER SHARE        $     0.08     $    0.01  $     0.15 $   0.02

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING      11,588,293  10,275,850 11,503,964 10,355,350

The accompanying notes are an integral part of these consolidated financial statement

                            URBANA.CA, INC.
                     (A development stage company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                    Six         Six         February 23
                                    Months      Months         1993
                                    Ended       Ended      (Inception)
                                    June 30     June 30        to
                                    2000        1999        June 30, 2000

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss for the period            $(1,708,290) $(232,121)  $(2,985,599)
Adjustments to reconcile net
loss to net cash from operating
activities:

- depreciation and amortization        382,651      1,169       388,790
- imputed interest on
  long term debt                             -          -         9,000
- organization costs                         -          -          (308)
- loss on disposal of
  furniture and equip.                       -          -         3,620
- write-off of interest in
  mineral property                           -          -        15,000
- write-off of
  investment in graphite
  processing joint venture                   -          -       253,408
- net changes in
  non-cash working capital             (95,242)    56,797       270,750

CASH USED IN OPERATING ACTIVITIES   (1,420,881)  (174,155)   (2,045,339)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of furniture and
Equipment                            (162,572)          -      (173,995)
Proceeds from sale of
furniture and equip.                        -           -         1,972
Acquisitions of subsidiaries,
net of cash acquired (Note 3)         (75,602)          -       (75,602)
Investment in graphite
processing joint venture                    -           -       (37,463)
Purchase of other assets                    -           -        (4,500)

CASH USED IN INVESTING
ACTIVITIES                           (238,174)          -      (289,588)

CASH FLOWS FROM
FINANCING ACTIVITIES
Advances to related parties          (167,806)          -      (145,575)
Payments on agreement payable               -           -       (70,000)
Loan advances, net of
interest and repayments             1,151,933           -     1,211,933
Issuance of common stock                    -     173,502       662,446
Special warrant proceeds,
net of trust funds                    727,407           -       727,407

CASH FROM FINANCING
ACTIVITIES                          1,711,534     173,502     2,386,211

EFFECT OF EXCHANGE RATE
CHANGES ON CASH                        (9,145)          -        (7,415)

INCREASE (DECREASE) IN CASH            43,334        (653)       43,869

CASH, BEGINNING OF PERIOD                 535         713             -

CASH, END OF PERIOD               $    43,869   $      60    $    43,869

Non-cash activities: Refer to Notes 3 and 5.

The accompanying notes are an integral part of these consolidated financial statement

                            URBANA.CA, INC.
                    (A development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Registrant was organized on February 23, 1993 under the laws of the State of Delaware as PLR, Inc. On October 3, 1997, it changed its name to Integrated Carbonics Corp. and on October 30, 1997, changed its jurisdiction of incorporation to Nevada. On April 15, 1999 a wholly-owned subsidiary company, U.R.B.A. Holdings Inc. ("URBA"), was incorporated under the laws of British Columbia to facilitate acquisitions in Canada.

During January, 2000, the Registrant acquired, through URBA, 100% of the outstanding shares of Urbana.ca Enterprises Corp. ("Urbana Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"), which are in the business of developing and marketing internet based products and services through the distribution of set top boxes.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Registrant is a development stage enterprise and as such has no revenue and is incurring substantial costs in connection with the development of its business and requires additional working capital to fund ongoing losses from operations. The ability of the Registrant to continue as a going concern is dependent on its ability to obtain additional financing and ultimately to attain profitable operations.

During June, 2000 the Registrant entered into a financing agreement to raise up to $3,500,000 of additional working capital by way of a private placement of common stock on a best efforts basis. To date no funds have been received from this proposed financing.

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and disclosure requirements of Regulation S-B and Form 10-QSB. They do not necessarily include all information and footnotes required by generally accepted accounting principles applicable to the Registrant's annual audited financial statements. However, except as disclosed herein, there has been no material change in accounting principles used or the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation have been made. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements include the accounts of the Registrant and its wholly-owned subsidiaries U.R.B.A. Holdings Inc. and Urbana Enterprises Corp. which was formed effective March 10, 2000, when Urbana Enterprises, Enersphere and E-Bill were amalgamated under the statutory laws of the Province of Ontario. All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates and Assumptions

Preparation of the Registrant's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Net Loss Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Registrant. Because the Registrant does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-Based Compensation

The Registrant accounts for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). APB 25 requires that compensation cost be recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date the options are granted. In addition, as required by Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Registrant provides pro-forma disclosure of the impact of applying the fair value method of SFAS 123.

NOTE 3 - ACQUISITIONS

Urbana Enterprises

By agreement dated January 4, 2000, the Registrant's wholly-owned subsidiary URBA, acquired 100% of the outstanding shares of Urbana Enterprises, a company engaged in distribution of Linux based set top boxes which are used as an alternative method of delivering internet content. Urbana Enterprises was incorporated November 18, 1998 in the province of British Columbia.

In consideration for the acquisition, URBA issued 3,000,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held. A holder of an exchangeable share may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Registrant. URBA may satisfy the resulting obligation in cash or in Registrant shares at its option.

Pursuant to the terms of the agreement, the Registrant issued
3,000,000 common shares in trust to be held under the terms of a trust agreement executed January 4, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

In anticipation of this acquisition, two shareholders of Urbana Enterprises, each holding a 36.75% interest in Urbana Enterprises, became directors of the Registrant effective July 21, 1999 and, subsequent to the acquisition, entered into five year management contracts for an aggregate of CDN $120,000 in year 1 and for amounts to be negotiated for years 2 through 5. In addition, the Registrant has also agreed to grant a total of 400,000 stock options to these individuals pursuant to the Stock Option Plan implemented in 1999.

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

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $109,310 has been recorded to June 30, 2000.

E-Bill

By agreement dated January 10, 2000, the Registrant's wholly-owned subsidiary URBA, acquired 100% of the outstanding shares of E-Bill, a company engaged in designing, developing and providing electronic presentment and payment services to the business community. E-Bill was incorporated May 27, 1999 in the province of Ontario.

In consideration for the acquisition, URBA issued 2,950,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held. A holder of an exchangeable share may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Registrant. URBA may satisfy the resulting obligation in cash or in Registrant shares at its option.

Pursuant to the terms of the agreement, the Registrant issued
2,950,000 common shares in trust to be held under the terms of a trust agreement executed January 10, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

E-Bill had losses totaling $16,214 for the period from May 27, 1999 (inception) to the date of acquisition.

Subsequent to the acquisition, the Registrant signed three year management contracts with the two principals of E-Bill in the aggregate of Cdn$120,000 in year 1, Cdn$160,000 in year 2 and Cdn$120,000 in year 3. In addition, the Registrant has also agreed to grant a total of 200,000 stock options to these individuals pursuant to the Stock Option Plan implemented in 1999.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:

Current assets           $        9
Capital assets                4,646
Goodwill                    812,645

                            817,300

Liabilities assumed at fair value:

Accounts payable             (4,021)
Due to related parties      (16,779)

Purchase price 2,950,000
shares at $0.27 per share  $796,500

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $81,264 has been recorded to June 30, 2000.

Enersphere

By agreement dated January 9, 2000, the Registrant's wholly-owned subsidiary URBA, acquired 100% of the outstanding shares of Enersphere, a content company that utilizes set top boxes as their medium to deliver internet and intranet-based services to customers. Enersphere was incorporated September 28, 1999 in the province of Ontario.

In consideration for the acquisition, URBA paid $84,828 and issued 4,500,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held. A holder of an exchangeable share may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Registrant. URBA may satisfy the resulting obligation in cash or in Registrant shares at its option.

Pursuant to the terms of the agreement, the Registrant issued
4,500,000 common shares in trust to be held under the terms of a trust agreement executed January 9, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

Enersphere had net losses totaling $114,917 for the period from September 28, 1999 (inception) to the date of acquisition.

Subsequent to the acquisition, the Registrant signed two year management contracts with the two principals of Enersphere in the aggregate Cdn$160,000 in year 1 and Cdn$250,000 in year 2. In addition, the Registrant has also agreed to grant a total of 200,000 stock options to these individuals pursuant to the Stock Option Plan implemented in 1999.

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $172,972 has been recorded to June 30, 2000.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:

Current assets            $    3,540
Capital assets                10,324
Goodwill                   1,729,731

                           1,743,595

Liabilities assumed at fair value:

Accounts payable             (28,995)
Due to related parties       (99,772)

Purchase price $84,828 and
4,500,000 shares
at $0.34 per share        $1,614,828

NOTE 4 - LOANS PAYABLE

The Registrant has outstanding loans totaling $1,184,162 plus accrued interest of $27,771 calculated at an annual rate of 8%. These loans were due and payable on March 15, 2000. During the quarter, the Registrant repaid $100,000 of principal. For the remainder of the unpaid loans, the Registrant has provided an option to the lenders to convert the principal amount of the loan into units of the Registrant at a price of $0.57 per unit. Each unit will consist of one common share of the Registrant and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Registrant at a price of $5.00 per share. This offer is to be made by way of a prospectus to be filed with the applicable Canadian and United States regulatory authorities.

NOTE 5 - CAPITAL STOCK

During the six month period ended June 30, 2000 the following shares were issued:

Common Shares

The Registrant settled $40,000 due to a relative of a director by the issuance of 100,000 restricted shares of common stock at a price of $0.40 per share.

The Registrant settled a total of $99,900 of accounts payable by the issuance of 333,000 restricted shares of common stock at a price of $0.30 per share.

The Registrant settled $9,190 of accounts payable by the issuance of 22,975 restricted shares of common stock at a price of $0.40 per share.

The Registrant issued 50,000 restricted shares of common stock, at a price of $0.40 per share, as a retainer pursuant to a media relations contract dated December 15, 1999.

Exchangeable Shares

The Registrant's subsidiary, URBA, issued a total of 10,450,000 exchangeable shares as consideration for the acquisitions of Urbana Enterprises, E-Bill and Enersphere as described in Note 3. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held and may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Registrant. URBA may satisfy the resulting obligation in cash or in Registrant shares at its option.

Special Warrant Proceeds

During the quarter ended June 30, 2000 the Registrant completed a Special Warrant offering for 847,989 Special Warrants at $1.25 per Special Warrant for proceeds, net of offering costs, of $886,405. Currently $158,998 of these proceeds are being held in trust until the earlier of one year or approval of a Prospectus in the applicable jurisdictions in Canada and a Registration with the Securities and Exchange Commission on Form SB-2. Each Special Warrant is convertible into one common share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant. In addition, the Agent has been granted non-assignable warrants to acquire, without payment of additional consideration, 1 year Compensation Options providing the right to purchase, at $1.25 per unit, a number of units equal to 10% of the number of Special Warrants sold under this offering.

Stock Option Plan

The Registrant has adopted a Stock Option Plan which will provide options to purchase up to 2,000,000 common shares of the Registrant for its employees, officers and directors. The options that will be granted pursuant to the Stock Option Plan are exercisable at a price of $0.50 which is equal to the fair value of the common shares at the time of adoption of the plan. As at June 30, 2000, no stock-based compensation cost has been recorded for any period and no stock options have been issued under this plan.

Refer to Notes 3.

NOTE 6 - RELATED PARTY TRANSACTIONS

All amounts due to and from related parties are unsecured, non-interest bearing, and have no specific terms of repayment.

Refer to Notes 3 and 5.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Registrant, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

During the six month period ended June 30, 2000, the Registrant, through its wholly-owned subsidiary company, U.R.B.A. Holdings Inc.("URBA"), acquired all of the outstanding shares of three Canadian companies which are in the business of developing and marketing internet based products and services through the distribution of set top boxes. The companies acquired were Urbana.ca Enterprises Corp. ("Urbana Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"). On March 10, 2000 these companies were amalgamated under the statutory laws of the province of Ontario to form Urbana Enterprises Corp.

For the six months ended June 30, 2000, the Registrant had a net loss of $1,708,290 or $0.15 cents per share. This loss compares with a net loss of $232,121 or $0.02 cents per share for the corresponding six-month period ended June 30, 1999.

The net loss for the six months ended June 30, 2000 includes expenses as follows: consulting and management of $335,393, depreciation and amortization of $382,651, technology contract fees of $348,095, office and general of $266,712, professional fees of $144,709 and salaries of $164,802.

(a)  Urbana Enterprises.

Urbana Enterprises was incorporated November 18, 1998 in the province of British Columbia. Urbana Enterprises is engaged in the distribution of Linux based set top boxes used as an alternative method of delivering Internet content.

In consideration of the acquisition, URBA issued 3,000,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the common shares. At its option, URBA may satisfy this obligation in cash or in Registrant shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

The terms of the acquisition agreement required the Registrant to issue 3,000,000 common shares to ensure URBA has sufficient shares of the Registrant to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Registrant signed five-year management contracts with the two principals The Registrant agreed to grant a total of 400,000 stock options to these individuals.

The business combination has been accounted for using the purchase method of accounting. The 3,000,000 shares issued on acquisition have been valued at $0.30 per share for a purchase price of $900,000. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

(b)  E-Bill.

E-Bill was incorporated May 27, 1999 in the province of Ontario. E-Bill is engaged in designing, developing and providing electronic presentment and payment services to the business community.

In consideration of the acquisition, URBA issued 2,950,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the common shares. At its option, URBA may satisfy this obligation in cash or in Registrant shares. Any exchangeable share not exchanged within 25 years is to be cancelled

The terms of the acquisition agreement required the Registrant to issue 2,950,000 common shares to ensure URBA has sufficient shares of the Registrant to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Registrant signed three-year management contracts with the two principals. The Registrant agreed to grant a total of 200,000 stock options to these individuals.

The business combination has been accounted for using the purchase method of accounting. The 2,950,000 shares issued on the acquisition have been valued at $0.27 per share for a purchase price of $796,500. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

(c)  Enersphere.

Enersphere was incorporated September 28, 1999 in the province of Ontario. Enersphere is a content company that utilizes set top boxes as their medium to deliver internet and intranet-based services to customers.

In consideration of the acquisition, URBA paid $84,828 cash and issued 4,500,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the common shares. At its option, URBA may satisfy this obligation in cash or in Registrant shares. Any exchangeable share not exchanged within 25 years is to be cancelled

The terms of the acquisition agreement required the Registrant to issue 4,500,000 common shares to ensure URBA has sufficient shares of the Registrant to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Registrant signed two-year management contracts with the two principals. The Registrant agreed to grant a total of 200,000 stock options to these individuals.

The business combination has been accounted for using the purchase method of accounting. The 4,500,000 shares issued on the acquisition have been valued at $0.34 per share for a purchase price of $1,614,828, including the cash payment. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

Liquidity and Capital Resources.

(a)  General Statement.

The Registrant is a development stage enterprise. The Registrant has no revenue and is continuing to incur substantial costs in connection with pursuing the development of its business. The
Registrant's continued existence is dependent on its ability to obtain sufficient financing to meet its financial needs. At June
30, 2000 the Registrant had a working capital deficiency of $989,704 inclusive of loans payable. This compares with a working capital deficiency of $340,757 at June 30, 1999.

(b)  Debt Conversions.

During the period the Registrant settled debts of $40,000 due to a relative of a director of the Registrant by the issuance of 100,000 restricted shares at $0.40 per share. The Registrant settled a total of $99,900 of accounts payable by the issuance of 333,000 restricted shares at $0.30 per share and $9,190 of accounts payable by the issuance of 22,975 restricted shares at $0.40 per share. The Registrant issued 50,000 restricted shares at $0.40 per share as a retainer on a media relations contract. As consideration for the acquisition of the three subsidiaries during the period, URBA issued a total of 10,450,000 exchangeable shares.

(c)  Loan Conversions.

At June 30, 2000 loans of $1,184,162 plus accrued interest of $27,771 were outstanding. During the period loans totaling $100,000 were repaid and $10,000 was repaid subsequent to June 30, 2000. These loans bear interest at an annual rate of 8% and were due and payable on March 15, 2000. The Registrant has provided an option to the lenders to convert the loan into units of the Registrant at a price of $0.57 per unit. Each unit is comprised of one common share of the Registrant and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $5.00 per share. This offer is to be made by way of a prospectus that is filed with the applicable Canadian and United States regulatory authorities.

(d)  Units Offering.

The Registrant entered into an agency agreement effective
April 10, 2000 with Groome Capital.com Inc. whereby the Registrant and Groome engaged in a best efforts offering of up to 20,000,000 special warrants at a price of $1.25 per special warrant. The price of the special warrants was negotiated between the Registrant and Groome Capital with reference to the market price of the common shares of the Registrant, dilution, and the capital needs of the Registrant. Each special warrant is convertible into one common share and one-half share purchase warrant exercisable at a price of $5.00 per whole share purchase warrant.

On May 11, 2000, the Registrant completed a private placement of 847,989 special warrants pursuant to exemptions from prospectus requirements of applicable securities laws in Canada, resulting in gross proceeds to the Registrant of $1,059,986 from a total of nine investors (a similar offering was undertaken in the United States, but no sales resulted from this offering).

Groome received an agent's fee equal to 8% of the total amount raised (reduced to 4% for investors on the President's
List), resulting in total fees paid of $84,798.88. In addition, Groome has been granted non-assignable agent's special warrants equaling 10% of the number of special warrants sold, resulting in the issuance of 84,798 non-transferable agent's special warrants to Groome Capital. These warrants entitle the holder to acquire, without additional consideration, one non-transferable agent's compensation option. Each agent's compensation option will entitle Groome Capital to purchase, at a price of U.S. $1.25, one unit consisting of one agent's option share and one-half of one agent's purchase warrant. Each agent's purchase warrant will entitle Groome Capital to purchase one agent's warrant share at a price of U.S. $5.00 each.

The warrants are exercisable until 4:30 p.m. (Toronto time) on the date which is the earlier of:

the fifth business day following the date on which the last of the final receipts of the filing of the prospectuses in Canada is issued and this Form SB-2 registration statement is declared effective by the Securities and Exchange Commission.

April 26, 2002.

Any special warrants, agent's special warrants, agent's compensation options, or agent's purchase warrants not previously exercised will be automatically deemed to have been exercised by the holder at this time without any further action on the part of the holder.

If, for any reason, a Form SB-2 to register the shares underlying the warrants and options is not declared effective by September 25, 2000, the holders of the special warrants and agent's warrants will be entitled to receive, for no additional consideration, a unit consisting of 1.1 common shares (rather than one common share) and 0.55 purchase warrants (rather than
0.50 purchase warrants) upon exercise of each special warrant held.

(1)  Special Warrants

All of the special warrants are identical in all respects. The special warrants were issued under and are subject to the terms of a Special Warrant Agreement, dated April 27, 2000, between the Registrant and Pacific Corporate Trust Company, and include the following terms and conditions:

no fractional common shares will be issued; holders of special warrants may be entitled to cash payment in respect of fractional entitlements the special warrants, including the number of common shares issuable upon exercise or deemed exercise thereof, may be subject to adjustment upon the occurrence of certain stated events, including the subdivision or consolidation of common shares, certain distributions of common shares, or securities convertible into or exchangeable for common shares, or of other securities or assets of the Registrant, certain offerings of rights, warrants or options and certain capital reorganizations the holding of special warrants will not give the holder rights as a shareholder of the Registrant special warrants may be exercised by the holder at any time to and until the Expiry Time, and special warrants not exercised by the Expiry Time shall, immediately prior to the Expiry Time, be deemed to have been exercised without any further action on the part of the holder

(2)  Purchase Warrants

All of the purchase warrants are identical in all respects. The purchase warrants were issued under and are subject to the terms of a Purchase Warrant Agreement, dated April 27, 2000, between the Registrant and Pacific Corporate Trust Company, and include: the purchase warrant agreement provides for the adjustment to exercise price of the Purchase warrants in certain circumstances, such as a common share reorganization including where the Registrant subdivides its outstanding common shares into a greater number or common shares or where the Registrant conducts a rights offering, and further provides for an adjustment in the number of common shares which the holder is entitled to receive upon the exercise of purchase warrants in certain circumstances, such as where there is an amalgamation of the Registrant with or into any other corporation no fractional shares will be issued upon the exercise of the purchase warrants.

(3)  Agent's Warrants and Agent's Special Warrants.

The agent's special warrants, agent's compensation options, and agent's purchase warrants contain provisions that, in the event of:

the subdivision or consolidation of common shares

any issue or distribution by the Registrant of any securities to its shareholders, including rights, options, or warrants or securities convertible or exchangeable into common shares of the Registrant or property or assets, or any reclassification or capital reorganization (other than as a result of a subdivision or consolidation) or any consolidation or merger of the Registrant, or any sale or conveyance to another corporation of the property and assets of the Registrant as an entirety or substantially as an entirety the number of common shares issuable upon exercise of the warrants or options will be adjusted, if necessary, so that the holders will be in the same position, to the extent reasonably possible, as they would have been in had the warrants or options been exercised prior to the occurrence of each such event.

To the extent that the holder of a warrant or option would otherwise be entitled to purchase a fraction of a common share, such right may be exercised only in combination with other rights which in the aggregate entitle the holder to purchase a whole number of common shares; holders of such warrants or options will be entitled to cash payment in respect of fractional entitlements no adjustments as to dividends will be made upon any exercise of the warrants or options.

holders of the warrants or options do not have any voting or pre-emptive rights or any other rights as shareholders of the Registrant.

(4)  Escrowed Proceeds

Pursuant to an agreement dated April 27, 2000, 15% of the gross proceeds of the private placement ($158,997.90) were placed into escrow pursuant to an escrow agreement between the Registrant, the Agent and Pacific Corporate Trust Company (as escrow agent) on the closing of the private placement. The proceeds will be released to the Registrant on the earlier of the Expiry Time.

Change of Business Model.

During the period, the Registrant implemented a partial change in its business model as strictly a retail/infrastructure development business to a software development/licensing revenue business. The change reflects the Registrant's efforts to claim a more defined niche market in light of the current financial climate and expanding competition within the industry. This approach has enabled the Registrant to streamline its business and reduce monthly overhead by 60 percent. The Registrant continues to maintain its core product development and its plans for entering the Registrant's first revenue cycle by the licensing of LocalNet.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on June 30, 2000.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 11, 2000, the Registrant completed a private placement of 847,989 special warrants pursuant to exemptions from prospectus requirements of applicable securities laws in Canada, at a price of $1.25 per special warrant, resulting in gross proceeds to the Registrant of $1,059,986 from a total of nine investors (a similar offering was undertaken in the United States, but no sales resulted from this offering). Groome Capital.com, Inc. received an agent's fee equal to 8% of the total amount raised, resulting in total fees paid of $84,798.88. In addition, Groome has been granted non-assignable agent's special warrants equaling 10% of the number of special warrants sold, resulting in the issuance of 84,798 non-transferable agent's special warrants to this firm. The special warrants and agent's special warrants have the specific terms and conditions as set out under Management Discussion and Analysis of Financial Condition and Results of Operations.

The offering in Canada was made under the exemption from the registration requirements under the Securities Act of 1933 under Regulation S; the U.S. offering was made under the exemption under Rule 506 of Regulation D. These offerings were made only to sophisticated investors; that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 13, 2000, the annual meeting of shareholders of the Registrant was held. At this meeting, the following matters were voted on and approved:

(a) The election of following five (5) nominees as Directors of the Registrant until the next annual meeting of shareholders and until their respective successors shall be elected and qualified:
Jason Cassis, David Groves, Greg Alexanian, Robert Tyson, and
Rick Whittaker;

(b) The appointment of LaBonte & Co. as the Registrant's independent auditors for the new fiscal year commencing on January 1, 2000;

(c)  The Director's and Employees Option Plan; and

4. An increase in the authorized common stock of the Registrant from 70,000,000 to 80,000,000

Of the 22,038,283 shares eligible to vote at this meeting, a total of 16,023,500 votes in favor of each of the proposals and for each of the nominated directors. There were no negative votes and no abstentions on any of the voting.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. A report on Form 8-K was filed during the second quarter of the fiscal year covered by this Form 10-
QSB, as follows:

A Form 8-K was filed on June 12, 2000 which reflected that, effective on March 26, 2000, Pacific Corporate Trust Co. is the new transfer agent for the Registrant, with an address of 625 Howe Street, Suite 830, Vancouver, British Columbia V6C 3B8.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Urbana.ca, Inc.

Dated: August 18, 2000             By: /s/ Jason Cassis
                                   Jason Cassis, Chief Executive Officer

                             EXHIBIT INDEX

Number                Exhibit Description

2.1   Articles of Merger and Merger Agreement of Foreign
      Corporation into Integrated Carbonics Corp. (incorporated by reference to Exhibit 2 to the Registration Statement on Form 10-SB/A filed on December 17, 1998).

2.2   Amalgamation Agreement between Urbana.ca Enterprises Corp.,
      Enersphere.com, Inc., and E-Bill Direct Inc., dated March 3, 2000 (incorporated by reference to Exhibit 2.2 of the Form 10-QSB filed on May 17, 2000).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998.

3.2   Certificate of Amendment to Articles of Incorporation
     (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on November 15, 1999).

3.3   Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.3 of the Form SB-2 filed on August 18, 2000).

3.4   Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.4 of the Form SB-2 filed on August 18, 2000).

3.5 Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB/A filed on December 17, 1999).

4.1   Integrated Carbonics Corp. 1999 Stock Option Plan
     (incorporated by reference to Exhibit 4 to the Form 10-QSB filed on November 15, 1999).

4.2 Form of Private Placement Subscription Agreement between the Registrant and investors (incorporated by reference to Exhibit 4.2 of the Form SB-2 filed on August 18, 2000).

4.3 Form of Unit Warrants to Subscribe for Common Shares issued by the Registrant to investors on April 27, 2000 (incorporated by reference to Exhibit 4.3 of the Form SB-2 filed on August 18,
      2000).

4.4   Form of Non-Assignable Agent's Compensation Options to
      Acquire Units, issued by the Registrant to Groome Capital.com, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.4 of the Form SB-2 filed on August 18, 2000).

4.5   Form of Non-Assignable Agent's Warrants to Acquire Common
      Shares, issued by the Registrant to Groome Capital.com, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.5 of the Form SB-2 filed on August 18, 2000).

4.6   Non-Assignable Agent's Warrants to Acquire Compensation
     Options, issued by the Registrant to Groome Capital, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.6 of the Form SB-2 filed on August 18, 2000).

4.7 Form of Unit Warrants to Subscribe for Common Shares to be issued by the Registrant to holders of converted loans
    (incorporated by reference to Exhibit 4.7 of the Form SB-2 filed on August 18, 2000).

4.8 Form of Common Stock Purchase Warrant to be issued by the Registrant to Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 4.8 of the Form SB-2 filed on August 18,
     2000).

10.1 Agreement on Establishment of Sino Equity Joint Venture,
     China-Canada Liumao Graphite Products Co. Ltd., dated September 9, 1997 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10-SB/A filed on December 17,
     1998).

10.2 Cooperative Joint Venture Agreement between Da-Jung
     Resource Corp. and Heilongjiang Geological and Mining Technology Development Corp., dated September 9, 1997 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.3 Agreement between PLR, Inc. and Da-Jung Resource Corp., dated September 22, 1997 and PLR, Inc. (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.4 Agreement between Integrated Carbonics Corp. and Da-Jung
     Resource Corp., dated October 7, 1997 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

10.5 Equity Joint Venture Agreement between Integrated Carbonics
     Corp. and Liumao Graphite Mine, dated November 10, 1997
    (incorporated by reference to Exhibit 10.4 of the Registration
     Statement on Form 10-SB/A filed on December 17, 1998).

10.6 Share Exchange and Share Purchase Agreement between the Registrant, ICC Integrated Carbonics (Canada) Corp., and Enersphere.com, Inc., dated December 1, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-QSB filed on May 17,
     2000).

10.7 Share Exchange and Share Purchase Agreement between the
     Registrant, ICC Integrated Carbonics (Canada) Corp., and
     Urbana.ca Enterprises Corp., dated January 4, 2000 (incorporated by reference to Exhibit 10.7 of the Form 10-QSB filed on May 17,
     2000).

10.8 Management Contract between the Registrant and Jason
     Cassis, dated January 4, 2000 (incorporated by reference to
     Exhibit 10.8 of the Form SB-2 filed on August 18, 2000).

10.9 Share Exchange and Share Purchase Agreement between the
     Registrant, ICC Integrated Carbonics (Canada) Corp., and E-Bill Direct, Inc., dated January 10, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-QSB filed on May 17, 2000).

10.10 License Agreement between the Registrant, Eagle
      Wireless International, Inc., and USA Video Interactive Corp., dated January 13, 2000 (incorporated by reference to Exhibit
      10.10 of the Form SB-2 filed on August 18, 2000).

10.11 Exclusivity Agreement between Urbana.ca Enterprises
      Corp. and Eagle Wireless International, Inc., dated January 17, 2000 (incorporated by reference to Exhibit 10.9 of the Form 10-QSB filed on May 17, 2000).

10.12 Agency Agreement between the Registrant and Groome
     Capital.com, Inc., dated April 10, 2000 (incorporated by reference to Exhibit 10.12 of the Form SB-2 filed on August 18,
     2000).

10.13 Administration and Services Agreement between the
      Registrant, Groome Capital.com, Inc., and InvestIn.com
      Securities Corp., dated April 10, 2000 (incorporated by reference to Exhibit 10.13 of the Form SB-2 filed on August 18,
      2000).

10.14 Special Warrant Agreement between the Registrant and
      Pacific Corporate Trust Company, dated April 27, 2000
     (incorporated by reference to Exhibit 10.14 of the Form SB-2 filed on August 18, 2000).

10.15 Share Purchase Warrant Agreement between the
      Registrant and Pacific Corporate Trust Company, dated April 27, 2000 (incorporated by reference to Exhibit 10.15 of the Form SB-2 filed on August 18, 2000).

10.16 Escrow Agreement between the Registrant, Groome
      Capital.com, Inc., and Pacific Corporate Trust Company, dated April 27, 2000 (incorporated by reference to Exhibit 10.16 of the Form SB-2 filed on August 18, 2000).

10.17 Letter Agreement between the Registrant and Ladenburg
      Thalmann & Co. Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.17 of the Form SB-2 filed on August 18,
      2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on March 31, 2000).

27    Financial Data Schedule (see below).