Form 10QSB
period 2000-09-30
URBANA CA INC
filed 2000-11-14
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2000

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

As of September 30, 2000, the Registrant had 22,038,283 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No    X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                             PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF
         SEPTEMBER 30, 2000                                   3

         CONSOLIDATED  STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999            4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999            5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                 14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                   21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS           21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                     21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                 21

ITEM 5.  OTHER INFORMATION                                   21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    21

SIGNATURE                                                    22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             URBANA.CA, INC.
                      (A development stage company)
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                                        September 30
                                                             2000

                                ASSETS

CURRENT ASSETS
Cash                                                               -
Funds held in trust                                          163,022
Taxes recoverable                                              8,511
Prepaid expenses and deposits                                110,712

                                                             282,245

DUE FROM RELATED PARTIES                                           -
FURNITURE AND EQUIPMENT, net of depreciation of 38,864       150,465
GOODWILL, net of amortization of $545,319 (Note 3)         3,090,159

                                                           3,522,869

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                                   221
Accounts payable and accrued liabilities                     347,219
Loans payable (Note 4)                                     1,333,208

                                                           1,680,648

DUE TO RELATED PARTIES (Note 6)                               33,156

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 5) Authorized
Common stock, $0.0001 par value,
70,000,000 shares Preferred stock, $0.001 par value,
10,000,000 shares Issued and outstanding
11,588,283 (1999 - 11,082,318)
shares of common stock                                        11,588
Additional paid-in capital                                 1,301,133
Special warrant proceeds (Note 5)                            886,405
Exchangeable shares (Note 5)                               3,226,500
Deficit accumulated during development stage              (3,586,761)
Accumulated other comprehensive income (loss)                (29,800)

                                                           1,809,065

                                                           3,522,869

The accompanying notes are an integral part of these consolidated financial statements

                             URBANA.CA, INC.
                     (A development stage company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                         Three Months        Nine Months        February 23
                            Ended               Ended              1993
                         September 30        September 30      (inception) to
                         2000       1999     2000       1999    September 30
                                                                   2000

REVENUE
Interest income             4,024        -       4,024       -         4,024

EXPENSES
Consulting and
management                116,742        -     452,135       -        670,420
Depreciation and
Amortization              197,131      584      579,782   1,753       585,921
Technology
contract fees              63,973        -      412,068       -       412,068
Engineering costs              -         -            -       -       274,170
Interest expense           22,557     133       67,193      266        76,829
Office and
general (recovery)         25,902 (110,904)    292,614   97,832       552,498
Professional fees          91,891    5,933     236,600   16,491     3,440,602
Rent                       12,082    5,023      33,374   16,548        86,455
Salaries                   74,908        -     239,710        -       323,414
Write-off of
interest in mineral
property                        -        -           -        -        15,000
Write-off of
Graphite processing
joint venture                   -        -           -        -       253,408

                          605,186  (99,231)  2,313,476  132,890     3,590,785

NET INCOME (LOSS)
FOR THE PERIOD           (601,162)  99,231  (2,309,452)(132,890)   (3,586,761)

BASIC NET INCOME
(LOSS)
PER SHARE                   (0.05)    0.01       (0.20)   (0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES OF
COMMON STOCK
OUTSTANDING            11,588,293 9,465,900  11,532,074 10,229,583

The accompanying notes are an integral part of these consolidated financial statements

                                URBANA.CA, INC.
                        (A development stage company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Nine Months         February 23
                                                 Ended               1993
                                             September 30         (inception)
                                                                      to
                                           2000         1999      September 30
                                                                       2000

CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (loss) for the period          (2,309,452)  (132,890)   (3,590,785)
Adjustments to
reconcile net loss to net
cash from operating activities:
depreciation and amortization                579,782      1,753       585,921
- accrued interest income                     (4,024)         -        (4,024)
- imputed interest on long term debt               -          -         9,000
- organization costs                               -          -          (308)
- loss on disposal of
  furniture and equipment                          -          -         3,620
- write-off of
interest in mineral property                       -          -        15,000
- write-off of investment in graphite
processing joint venture                           -          -       253,408
- net changes in
non-cash working capital                     152,116     90,704       518,108

CASH USED IN OPERATING
ACTIVITIES                                (1,581,578)   (40,433)   (2,206,036)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of furniture and equipment         (162,572)         -      (173,995)
Proceeds from sale of furniture and
equipment                                          -          -         1,972
Acquisitions of subsidiaries,
net of cash acquired (Note 3)                (75,602)         -       (75,602)
Investment in graphite
processing joint venture                           -          -       (37,463)
Purchase of other assets                           -          -        (4,500)

CASH USED IN INVESTING
ACTIVITIES                                  (238,174)         -      (289,588)

CASH FLOWS FROM
FINANCING ACTIVITIES
Bank overdraft                                   221          -           221
Advances from (to)
related parties                             (150,089)         -      (127,858)
Payments on agreement payable                      -          -       (70,000)
Loan advances, net of
interest and repayments                    1,273,208          -     1,333,208
Issuance of common stock                           -     39,780       662,446
Special warrant proceeds,
net of trust funds                           727,407          -       727,407

CASH FROM FINANCING ACTIVITIES             1,850,747     39,780     2,525,424

EFFECT OF EXCHANGE RATE
CHANGES ON CASH                              (31,530)         -       (29,800)

INCREASE (DECREASE) IN CASH                     (535)      (653)            -

CASH, BEGINNING OF PERIOD                        535        713             -

CASH, END OF PERIOD                                -         60             -

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

During January, 2000, the Company acquired, through URBA, 100% of the outstanding shares of Urbana.ca Enterprises Corp. ("Urbana Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"), which are in the business of developing and marketing internet based products and services through the distribution of set top boxes.

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

By a Letter of Intent dated September 8, 2000, the Company agreed to a proposed merger with World Sales & Merchandising Inc., an Ontario Company ("WSMI"). In connection with this merger, the shareholders of WSMI would receive 65% of the post-merger fully diluted common stock of the Company.

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and disclosure requirements of Regulation S-B and Form 10-QSB. They do not necessarily include all information and footnotes required by generally accepted accounting principles applicable to the Company's annual audited financial statements. However, except as disclosed herein, there has been no material change in accounting principles used or the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation have been made. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

These financial statements are expressed in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). There are no material measurement differences between US GAAP and Canadian GAAP.

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

Goodwill.

The company amortizes goodwill on a straight-line basis over five years.

Fair Value of Financial Instruments.

The Company estimates the fair value of financial instruments in accordance with the requirements of SFAS No. 107 - Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

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

Urbana Enterprises.

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

F-7

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

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:

Current assets                                17,716
Capital assets                                 7,387
Goodwill                                   1,093,102

                                           1,118,205

Liabilities assumed at fair value:

Accounts payable                             (87,474)
Due to related parties                      (130,731)
Purchase price 3,000,000 shares at
$0.30 per share                              900,000

Urbana Enterprises had net losses totaling $193,171 for the period from May 1, 1999 (inception) to the date of acquisition.

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $163,962 has been recorded to September 30, 2000.

Effective September 13, 2000, a former shareholder of Urbana
Enterprises resigned as a director of the Company thus forfeiting all further management compensation and 200,000 stock options pursuant to this acquisition agreement.

Effective October 20, 2000, a former shareholder of Urbana
Enterprises resigned as a director of Urbana Enterprises Corp.
thus forfeiting all further management compensation pursuant to this acquisition agreement.

E-Bill.

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

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:

Current assets                          9
Capital assets                      4,646
Goodwill                          812,645

                                  817,300

Liabilities assumed at fair value:

Accounts payable                   (4,021)
Due to related parties            (16,779)

Purchase price 2,950,000 shares at
$0.27 per share                   796,500

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $121,896 has been recorded to September 30, 2000.

Enersphere.

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

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

Assets acquired at fair value:

Current assets                        3,540
Capital assets                       10,324
Goodwill                          1,729,731

                                  1,743,595

Liabilities assumed at fair value:

Accounts payable                    (28,995)
Due to related parties              (99,772)

Purchase price $84,828 and
4,500,000 shares at $0.34
per share                          1,614,828

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $259,461 has been recorded to September 30, 2000.

NOTE 4 - LOANS PAYABLE

The Company has outstanding loans totaling $1,174,162 plus accrued interest of $51,213 calculated at an annual rate of 8%. These loans were due and payable on March 15, 2000. Subsequent to March 15, 2000 the Company has repaid $110,000 of principal. For the remainder of the unpaid loans, the Company has provided an option to the lenders to convert the principal amount of the loan into units of the Company at a price of $0.57 per unit. Each unit will consist of one common share of the Company and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $5.00 per share. This offer is to be made by way of a prospectus which has been filed with the applicable Canadian and United States regulatory authorities.

During the quarter, the Company received additional loans totaling $107,218 plus accrued interest of $615. These loans are payable on demand and bear interest at rates from 8% to 10% per annum.

NOTE 5 - CAPITAL STOCK

During the nine month period ended September 30, 2000 the following shares were issued:

Common Shares.

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

Exchangeable Shares.

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

Special Warrant Proceeds.

During the second quarter of 2000 the Company completed a Special Warrant offering for 847,989 Special Warrants at $1.25 per Special Warrant for proceeds, net of offering costs, of $886,405. Currently $158,998 of these proceeds, plus accrued interest, are being held in trust until the earlier of one year or approval of a Prospectus in the applicable jurisdictions in Canada and a Registration with the Securities and Exchange Commission on Form SB-2, both of which have been filed. Each Special Warrant is convertible into one common share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant. In addition, the Agent has been granted non-assignable warrants to acquire, without payment of additional consideration, 1 year Compensation Options providing the right to purchase, at $1.25 per unit, a number of units equal to 10% of the number of Special Warrants sold under this offering.

Stock Option Plan.

The Company has adopted a Stock Option Plan which will provide options to purchase up to 2,000,000 common shares of the Company for its employees, officers and directors. The options that will be granted pursuant to the Stock Option Plan are exercisable at a price of $0.50 which is equal to the fair value of the common shares at the time of adoption of the plan. As at September 30, 2000, no stock-based compensation cost has been recorded for any period and no stock options have been issued under this plan.

Refer to Notes 3.

NOTE 6 - RELATED PARTY TRANSACTIONS

All amounts due to and from related parties are unsecured, non-interest bearing, and have no specific terms of repayment.

Refer to Notes 3 and 5.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During the period the Company entered into a three year lease agreement on additional premises at annual rates of CDN $24,000, $25,000 and $26,000 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

During the nine month period ended September 30, 2000, the Registrant, through its wholly-owned subsidiary, U.R.B.A. Holdings Inc.("URBA"), acquired all of the outstanding shares of three Canadian companies which are in the business of developing and marketing internet based products and services through the distribution of set top boxes. The companies acquired were Urbana.ca Enterprises Corp. ("Urbana Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"). On March 10, 2000 these companies were amalgamated under the statutory laws of the province of Ontario to form Urbana Enterprises Corp.

For the nine months ended September 30, 2000, the Registrant had a net loss of $2,309,452 or $0.20 cents per share. This loss compares with a net loss of $132,890 or $0.01 cents per share for the corresponding nine-month period ended September 30, 1999.

The net loss for the nine months ended September 30, 2000 includes expenses as follows: consulting and management of $452,135, depreciation and amortization of $579,782, technology contract fees of $412,068, office and general of $292,614, professional fees of $236,600 and salaries of $239,710.

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

The terms of the acquisition agreement required the Registrant to issue 3,000,000 common shares to ensure URBA has sufficient shares of the Registrant to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Registrant signed five-year management contracts with the two principals. The Registrant agreed to grant a total of 400,000 stock options to these individuals. On September 13, 2000 one of the principals resigned both as a Director of the Registrant and Urbana Enterprises Corp. thus forfeiting further management compensation and 200,000 stock options pursuant to the acquisition agreement. On October 20, 2000 a principal resigned as Director of Urbana Enterprises Corp. thus forfeiting further management compensation.

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

(c)  Enersphere.

Enersphere was incorporated September 28, 1999 in the province of Ontario. Enersphere is a content Registrant that utilizes set top boxes as their medium to deliver internet and intranet-based services to customers.

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

Liquidity and Capital Resources.

(a)  General Statement.

The Registrant is a development stage enterprise. The Registrant has no revenue and is continuing to incur substantial costs in connection with pursuing the development of its business. The Registrant's continued existence is dependent on its ability to obtain sufficient financing to meet its financial needs and ultimately to attain profitable operations. At September 30, 2000 the Registrant had a working capital deficiency of $1,398,403 inclusive of loans payable. This compares with a working capital deficiency of $195,985 at September 30, 1999.

(b)  Debt Conversion.

During the period the Registrant settled debts of $40,000 due to a relative of a director of the Registrant by the issuance of 100,000 restricted shares of common stock at $0.40 per share. The Registrant settled a total of $99,900 of accounts payable by the issuance of 333,000 restricted shares of common stock at $0.30 per share and $9,190 of accounts payable by the issuance of 22,975 restricted shares of common stock at $0.40 per share. The Registrant issued 50,000 restricted shares of common stock at $0.40 per share as a retainer on a media relations contract. As consideration for the acquisition of the three subsidiaries during the period, URBA issued a total of 10,450,000 exchangeable shares.

(c)  Loan Conversions.

At September 30, 2000 loans of $1,174,162 plus accrued interest of $51,213 were outstanding. These loans bear interest at an annual rate of 8% and were due and payable on March 15, 2000. Subsequent to March 15, 2000 $110,000 of principal has been repaid. The Registrant has provided an option to the lenders for the remainder of the unpaid loans to convert the principal amount of the loans into units of the Registrant at a price of $0.57 per unit. Each unit is comprised of one common share of the Registrant and one-half share purchase warrant.
Each whole share purchase warrant entitles the holder to purchase an additional common share of the Registrant at a price of $5.00 per share. This offer is to be made by way of a prospectus which has been filed with the applicable Canadian and United States regulatory authorities.

During the quarter the Registrant received additional loans totaling $107,218. Accrued interest totals $615 to September 30,
2000.  These loans bear interest at rates from 8% to 10% per annum.

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

If, for any reason, a Form SB-2 to register the shares underlying the warrants and options is not declared effective by September 25, 2000, the holders of the special warrants and agent's warrants will be entitled to receive, for no additional consideration, a unit consisting of 1.1 common shares (rather than one common share) and 0.55 purchase warrants (rather than
0.50 purchase warrants) upon exercise of each special warrant held. The Form SB-2 has not yet been declared effective, so this penalty provision will apply.

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

(3)  Agent's Warrants and Agent's Special Warrants

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

LocalNet Development.

During the period, the Registrant completed and launched the first generation portal to serve several communities in Ontario, Canada. Development is ongoing to add additional user features and refine the current product. The Registrant is continuing to develop its plans for entering its first revenue cycle by the licensing of LocalNet.

Proposed Merger.

By a letter of intent dated September 8, 2000, the Registrant agreed to a proposed merger with World Sales &
Merchandising Inc., an Ontario company ("WSMI"). In connection with this proposed merger, the shareholders of WSMI would receive
65% of the post-merger fully diluted common stock of the Registrant (see Exhibit 10.18 to the Form 10-QSB).

Capital Expenditures.

No capital expenditures were made during the quarter ended on September 30, 2000

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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


                                          Urbana.ca, Inc.



Dated: November 13, 2000                  By: /s/ David M. Groves
                                         David M. Groves, President

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

10.18 Letter of Intent between the Registrant and World Sales
      & Marketing, Inc., dated September 8, 2000 (see below).

16.1 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on October 25, 2000).

16.2 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 13, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on March 31, 2000).

27    Financial Data Schedule (see below).