Form 10KSB
period 2000-12-31
URBANA CA INC
filed 2001-03-30
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                 COMMISSION FILE NUMBER: 000-2472

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant had no revenues for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000: Common Stock, par value $0.001 per share -- $3,619,723. As of March 1, 2000, the Registrant had 23,338,293 shares of common stock issued and outstanding.

                          TABLE OF CONTENTS

PART I                                                           PAGE

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                33

ITEM 3.  LEGAL PROCEEDINGS                                         33

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         33

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                         33

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS           36

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             42

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                  42

PART III
ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      42

ITEM 10.   EXECUTIVE COMPENSATION                                  44

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT                                   45

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          47

PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
           AND REPORTS ON FORM 8-K                                 48

SIGNATURES                                                         50


PART I.

ITEM 1.  BUSINESS.

Business Development.

The Registrant was originally organized in the State of Delaware in February 1993 under the name of PLR, Inc. In November 1997, the Registrant changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc.

In 1997, the Registrant entered into agreements with Da-Jung Resources Corp. to acquire certain of Da-Jung's assets in the People's Republic of China. These assets have been abandoned due to the inability to raise project financing and, as such, have been written off the investment in its Chinese joint ventures.

The Registrant entered into three letters of intent during 1999 to acquire one British Columbia corporation (Urbana.ca Enterprises Corp.) and two Ontario corporations (Enersphere.com, Inc. and E-Bill Direct, Inc.). In addition, the Registrant established a wholly owned subsidiary, U.R.B.A. Holdings Inc. (formerly known as ICC Integrated Carbonics (Canada) Corp.) to facilitate the transfer of shares pursuant to section 85 of the Income Tax Act (Canada) to the shareholders of the acquired entities.

In January, 2000, the Registrant formally completed the acquisition of each of the acquired entities after entering into share exchange and share purchase agreements with each company wherein the shareholders of each acquired entity received exchangeable non-voting shares in the capital of U.R.B.A. Holdings Inc. that are exchangeable on a one-for-one basis to restricted common shares in the capital of the Registrant. The aggregate consideration paid for the acquired entities was 10,450,000 common shares of the Registrant (after conversion) plus $84,828 CDN in cash payments to Enersphere.com, Inc. All consideration has been paid in full.

In March 2000, the Registrant undertook the merger of the three acquired entities into the Urbana Enterprises Corp., an Ontario registered corporation wholly owned by the Registrant. The resulting corporate structure has the Registrant, which operates as a financing and holding company for its two wholly owned subsidiaries:

U.R.B.A. Holdings Inc. a non-operating subsidiary which facilitated the acquisition of the subsidiaries, and

Urbana Enterprises Corp., an Ontario registered corporation which is the operating, wholly owned subsidiary company established to execute the business plan of the Registrant.

The terms of each of these acquisitions is set forth below:

(a)  Urbana.ca Enterprises Corp.

Urbana.ca Enterprises Corp. was incorporated November 18, 1998 in the province of British Columbia. Urbana Enterprises Corp. is engaged in the distribution of Linux based set top boxes used as an alternative method of delivering Internet content. From inception (second quarter in 1999) to the date of acquisition, losses totaled $193,171.

In consideration of the acquisition, U.R.B.A. Holdings Inc.
issued 3,000,000 non-voting exchangeable shares to the following:

Greg Alexanian *           1,102,500
Jason Cassis               1,102,500
Bill Little                  100,000
Stonewall Capital Corp.      200,000
Philip Cassis                495,000
   Total                   3,000,000

* Out of this group, only Mr. Alexanian, who is a Director of the Registrant, is affiliated with the Registrant.

The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of U.R.B.A. Holdings Inc. held. The holder of these shares at any time may require U.R.B.A. Holdings Inc. to repurchase the shares at the then current market value of the common shares. At its option, U.R.B.A. Holdings Inc. may satisfy this obligation in cash or in company shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

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

In anticipation of this acquisition, two shareholders of Urbana.ca Enterprises Corp., each holding a 36.75% interest in this company, became directors of Urbana effective July 21, 1999 and, subsequent to the acquisition, entered into five year management contracts for an aggregate of Cdn$120,000 in year 1 and for amounts to be negotiated for years 2 through 5. In addition, the Registrant also agreed to grant a total of 400,000 stock options to these individuals pursuant to the stock option plan implemented in 1999.

Effective September 13, 2000, a former principal of Urbana.ca Enterprises Corp. resigned as a director and CEO of the Registrant, thus forfeiting all further management compensation and the right to 200,000 stock options pursuant to this acquisition agreement. Effective October 20, 2000, the other former principal of Urbana.ca Enterprises Corp. resigned as a director of this firm, thus forfeiting all further management compensation pursuant to this acquisition agreement.

(b)  E-Bill Direct, Inc.

E-Bill Direct, Inc. was incorporated May 27, 1999 in the province
of Ontario.   E-Bill Direct, Inc. is engaged in designing,
developing and providing electronic presentment and payment services to the business community. From inception (second quarter in 1999) to the date of acquisition, losses totaled $16,214.

In consideration of the acquisition, U.R.B.A. Holdings Inc.
issued 2,950,000 non-voting exchangeable shares to the following:

David M. Groves **          1,817,500
Henry Tyler **                737,500
Questech Corporation          295,000
Rockrimmon Investment         100,000
   Total                    2,950,000

** Out of this group, only Mr. Groves, who is President/CEO/Director of the Registrant, and Mr. Tyler, who is Vice President, Electronic Bill Presentment, are affiliated with the Registrant.

The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of U.R.B.A. Holdings Inc. held. The holder of these shares at any time may require U.R.B.A. Holdings Inc. to repurchase the shares at the then current market value of the common shares. At its option, U.R.B.A. Holdings Inc. may satisfy this obligation in cash or in company shares. Any exchangeable share not exchanged within 25 years is to be cancelled

Pursuant to the terms of the agreement, the Registrant issued 2,950,000 common shares in trust to be held under the terms of a trust agreement executed January 10, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled. In connection with the acquisition, the Registrant signed three-year management contracts with the two principals. the Registrant agreed to grant a total of 200,000 stock options to these individuals.

Subsequent to the acquisition, the Registrant signed three year management contracts with the two principals of E-Bill in the aggregate of Cdn$120,000 in year 1, Cdn$160,000 in year 2 and Cdn$120,000 in year 3. In addition, the Registrant also agreed to grant a total of 200,000 stock options to these individuals pursuant to the stock option plan implemented in 1999. Effective December 31, 2000, the two former principals of E-Bill Direct, Inc. waived Cdn$25,000 payable pursuant to the management contracts for the period from October 16, 2000 to December 31, 2000.

(c)  Enersphere.com, Inc.

Enersphere.com, Inc. was incorporated September 28, 1999 in the province of Ontario. Enersphere.com, Inc. is a content company that utilizes set top boxes as their medium to deliver internet and intranet-based services to customers. From inception (third quarter in 1999) to the date of acquisition, losses totaled $114,917.

In consideration of the acquisition, U.R.B.A. Holdings Inc. paid
$84,828 cash and issued 4,500,000 non-voting exchangeable shares to the following:

John Cullen                    1,125,000
Doris Cullen                   1,125,000
Rick Whittaker                 1,575,000
Barb Whittaker                   675,000
   Total                       4,500,000

**  Out of this group, only Rick Whittaker, who is Vice
President, Business Development/Director of the Registrant, and
Barb Whittaker, wife of Mr. Whittaker, are affiliated with the Registrant.

The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of U.R.B.A. Holdings Inc. held. The holder of these shares at any time may require U.R.B.A. Holdings Inc. to repurchase the shares at the then current market value of the common shares. At its option, U.R.B.A. Holdings Inc. may satisfy this obligation in cash or in company shares. Any exchangeable share not exchanged within 25 years is to be cancelled

Pursuant to the terms of the agreement, the Registrant issued 4,500,000 common shares in trust to be held under the terms of a trust agreement executed January 9, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

Subsequent to the acquisition, the Registrant signed two year management contracts with the two principals of Enersphere.com, Inc. in the aggregate Cdn$160,000 in year 1 and Cdn$250,000 in year 2. In addition, the Registrant also agreed to grant a total of 200,000 stock options to these individuals pursuant to the stock option plan implemented in 1999. Effective December 31, 2000, the two former principals of Enersphere.com, Inc. waived Cdn$30,000 payable pursuant to the management contracts for the period from October 16, 2000 to December 31, 2000. In addition, effective December 15, 2000 one of these principals of Enersphere.com, Inc. resigned as an officer of the Urbana.ca Enterprises Corp., thus forfeiting all further management compensation and the right to 100,000 stock options pursuant to this acquisition agreement.

General Business of the Registrant.

The Registrant is an e-commerce, transaction and content company that creates Intranet and Internet-based systems in conjunction with local area governments and high profile corporations. the Registrant will provide local communities with community based entertainment and information services widely used in all facets of everyday life and deliver these services through a customized set-top-box. Internet success is predicated on rich content delivery and delivery mechanisms reaching a maximum target market on a one-to-one basis through both PC's and to areas and viewers where PC use is non-existent. the Registrant's aim is to achieve that success by delivering rich content through a set-top-box medium to non-PC consumers.

As part of its business strategy, the Registrant will seek collaborative partners with experience in the development and marketing of its products in the relevant market areas. The intention is to select partners with both the human and financial resources to spearhead the market penetration and development of the Registrant's products. The form of collaboration would depend in part on the product candidate, the stage of development, and the partner's expertise. The Registrant would also expect any potential partner to be involved in the market of the products. No assurance can be given that any such proposed partnership arrangements will be entered into, or, if entered into, will be successful in completing the development programs for the products in any particular jurisdiction. The Registrant has entered into agreements whereby six entities have licensed six separate communities.

Notwithstanding the Registrant's business strategy described above, the Registrant has no regular cash flow and is dependent, initially, on generating required funds primarily by way of equity financing. the Registrant expects to continue to rely, in whole or in part, on outside sources of financing to meet its capital requirements for at least the next two years. There can be no assurance that the Registrant will be able to arrange and complete the required financings on favourable terms. Such equity financings could be highly dilutive.

The e-commerce industry is characterized by increasingly intense competition. Competition in the e-commerce industry is based primarily on product performance, including efficacy, ease of use and adaptability to various modes of administration, price, marketing, and distribution. Barriers to entry into the market include the availability of patent protection in the United States and other jurisdictions of commercial interest, and the ability and time needed and cost incurred obtaining governmental approval for testing, manufacturing and marketing.
The Registrant's products are in the late stages of development. Therefore, any discussion of a market for the Registrant's products is of a preliminary nature. In addition, some of the Registrant's competitors may have substantially more financial and technical resources, more extensive research and development capabilities, products at a later stage of development, and greater marketing, distribution, production and human resources than the Registrant.

(a)  LocalNet Systems Technology.

The Registrant's LocalNet systems technology utilizes set top boxes as the medium to deliver various Internet and Intranet based community services to consumers. The LocalNet framework operates with community leaders and high profile corporations to create community based intranet systems that utilize the Internet to provide residents with current community activities, movies and other entertainment based content as well as such value added services as enhanced television, monitored smoke detectors, automatic meter reading, health and community services. The heart of the LocalNet business model is to provide a turn-key solution to communities so that all residents can access relevant community information. In simplistic terms, the Registrant acts as a facilitator for the development of a true "smart community."

(b)  The Vision of LocalNet.

Until now, the world-wide web has been primarily a way of bringing together distant people and far-flung resources. Wired or unwired, people live, work, spend and use the resources overwhelmingly located right in their neighborhoods - and their information and communications needs reflect that local bias.
the Registrant and LocalNet focus on those in the community not utilizing the Web due to lack of content and those without Internet access. The vision of LocalNet is that regardless of what type of medium for access is provided to this segment of the community, this segment will not initiate access without focused content.

LocalNet is not distant, it's local schools, local doctors, local entertainment, local grocery stores, local police, local government, local sports and fitness, local kid's events, local artists, local parks, local parents looking for local babysitters, local patrons reviewing local restaurants and local businesses going online for local customers. Five years from now the Registrant believes, local Web will be everywhere, and it will, the Registrant believes, be the dominant gateway to the electronic world. Powerful local content plus expanded access creates a virtuous circle: Better access generates more viewers which provides additional revenue for more and better content.

(c)  Strategy.

The business model and marketing strategy will be a leveraged expansion of the Guelph Local Online Project which is currently in the final beta-test stage in Guelph, Ontario, Canada.

About 50% of any community has computers in their homes and about 50% of this population subscribes to Internet services resulting in a 25%-30% Internet penetration rate. This has severely restrained the Internet's usefulness in a geographic area, limiting the ability for residents to use the Internet as a local medium for communication and limiting the ability for local advertisers to benefit from advertising on the Internet. While local retail and commercial vendors see value in promoting themselves locally, most have seen little value in promoting their businesses on the internet because of low access rate at the local level.

The Registrant has developed a unique method of providing a comprehensive, low cost portal connection (LocalNet) which is meaningful for every resident in a geographic area. the Registrant strategy calls for local communities to provide a self-sustaining local Internet service where all residents have access to the portal, either through an existing personal computer or through a low cost set top box. These two services will provide all residents of the community with the ability to communicate with one another and with local service providers within the community. As described above, more access leads to more local Internet services. For example, teachers could now send homework assignments home via e-mail, residents could register for programs via the community channel and local merchants could reach their customers via the Internet. The supporting advertisement could take the form of banner ads on e-mail and community channel pages with the ability to click on the banner ads to go to the advertisers web page. The Registrant and its consortium of sponsors receive revenue from the ads, which pays for the home gateways.

Once in the home, the set top box provides much more functionality than just Internet service. It becomes a community gateway with the ability to become a true smart home manager. For example, through the Internet connection, the Registrant can offer new services such as direct linkage to the fire department and to utility monitoring. These services are provided at a nominal fee which further defrays the cost of the set top box.

(d)  Growth Strategy.

Based on the success of the Guelph project, the Registrant will leverage its expertise as facilitator and project manager to gain competitive advantage. The critical elements of compelling content, access/penetration to local markets and new value added services will attract strategic partners both locally and internationally. In fiscal 2000, the Registrant completed two internally funded LocalNet sites and four licensed sites in Canada and the U.S.

Electronic Billing.

(a)  Background.

The electronic bill presentment industry is poised to capitalize on the new digital age by driving paper and processing costs from $1.50 per bill to $0.40 - $0.50 per bill. According to a recent report by Killen & Associates, a market research firm, U.S. utilities could save $1.2 billion in billing costs by using electronic bill presentment and payment.

(b)  Product.

The Registrant's product offerings include digital processing and electronic transmission of high-volume data via e-mail. The usage of embedded digital marketing tools enable corporate customers to achieve very directed target marketing opportunities. The E-Bill Direct Division of the Registrant process takes raw data or converts a standard print image file to a proprietary format and integrates the required level of security and via unique digital marketing tools that can optionally include sound, graphics and animation that can be custom designed to meet client needs.

(c)  Strategy.

Most organizations are forcing or luring customers to their websites to pay bills. This approach is time consuming and non-rewarding for the recipient in the quest to locate the website and the billing information. The Registrant does not believe that customers will accept for the long term, on an ongoing basis, searching for billing information from a multitude of creditors. A percentage of organizations send e-mail to advise clients that their bill is ready for review. The Registrant's approach to electronic presentment and payment solutions is as follows. Since consumers are acclimatized to receiving the physical mail at their doorstep, likewise, the Registrant will send the bill as an e-mail and eliminate the unnecessary steps.

The Registrant has the ability to offer our clients an outsourcing alternative to electronic bill presentment and payment in that their customer monthly data will be transmitted utilizing the Registrant's electronic server platform services. To date, the structure of the electronic bill presentment market is predicated on electronic delivery by pulling customers to websites. The Registrant delivers electronic bills, with optional targeted animated graphics with sound, voice and motion provide an effective and unique advertising tool to attract customers to purchase or link to a specific website.

Historically, Internet advertising has been governed by banner and static advertising. To date, rich, powerful advertising content has been restricted due to the lack of penetration and adoption of high speed (high band-width) Internet access. Allowing ads to incorporate audio, video and other applications will allow the next stage in the evolution of advertising to exceed the current less than 1% response rate generated from banner ads.

The Registrant has the ability to integrate this rich, powerful, animated advertising. Specialized compression techniques allow for statements and digital advertising to be transmitted in tolerable download times to customers without wide bandwidth transmission. the Registrant's billing capacity is unlimited as the infrastructure has the ability to add servers to handle whatever transmission loads need to be supported. This flexibility enables just-in-time current statement wherever necessary. As a result, just-in-time delivery eliminates call center customer queries about why recent accounting activity is missed. This reduction in call center activity can equate to substantial dollar savings.

(d)  Markets.

Management has identified 3 primary target markets where client operating costs will be cut and traditional cost centers can become revenue producing entities. The three markets (loyalty programs, brokerage and utilities) are unique by nature but have similar problems in the dissemination of current up-to-date data to clients.

The various loyalty/affinity card type programs initiated by major petroleum, retail and transportation (airline/car rental) typically issue monthly or quarterly statements reflecting account activity and a bonus point balance summary. Most households (Canada and the U.S.) carry multiple cards reflecting loyalty and usage. As an example, "Airmiles" alone has a customer base of 6 million equating to 24 million statements sent annually.

The brokerage industry not only mails monthly statements showing account activity and balances in the various equity markets, but it also sends daily settlement buy/sell slips by mail. The combined total transactions of the Toronto Stock Exchange, New York Stock Exchange, and National Association of Securities Dealers, Inc, Automated Quotation system, including mutual funds, approximates 2.4 billion transactions. Replacing the paper process of mailing statements and trade confirmations, electronically, could potentially eliminate much of the cost borne by the brokerage industry.

The utility industry is presently going through some major restructuring especially the electric utilities. The need to become profitable and accountable has never been higher. As a result introduction of automatic meter reading and electronic billing and payment solutions will substantially reduce and contain costs. Our suite of solutions provide the means to address these market opportunities.

The E-Bill Direct Division of the Registrant has the electronic presentment and payment solutions to address the foregoing and many other market opportunities. These opportunities will generate substantial revenues as part of the target delivery to the consumer is via the set-top-box that enables and facilitates a potential 100% penetration within the various LocalNets. The Registrant is presently in discussions and negotiations to implement several pilots and subsequent roll-outs.

(e)  Major Competition.

The Registrant's major competitors are as follows:

Canada Post: In pilot since 1999 with expected service offering in late 2001.

E-Route: Consortium of large Canadian players including some major banks with expected roll-out in 2000.

Xenos Group: Canadian software company offering electronic presentment of documents.

Paytrust: a US based company with a web-based service offering consumer bill delivery.

Others: Paysense, Edocs, Checkfree, Transpoint, Whitehill.

(f)  Competitive Advantage.

The Registrant has three competitive advantages over its competitors:

Management has years of multimedia, animation and advertising experience combined with electronic processing expertise;

The Registrant utilizes a direct delivery, push and pull (not a web-centric, pull only) solution for electronic presentment and payment; and

The set top boxes the Registrant plans to distribute can be used to reach up to 60-70% of the market that currently does not have Internet service in homes.

Set-Top Boxes.

(a)  Description.

The set top box is a consumer electronics device that connects any television to the Internet via a standard analog phone line. Once connected, the end user of the set top box can easily access the Internet and can enjoy most of the applications the Internet has to offer such as e-mail, e-commerce, web surfing, video on demand, video conferencing and on-line banking.

The Registrant's approach to the set top box market is to offer consumers a set top box, with a standard Internet browser, and applications pre-loaded from the server at the internet service provider. Adding, updating or changing applications is done through the Registrant or channel partner's networks, meaning the user does not need to install new software in the set top box every time a feature is added, enhanced or changed.

The Registrant is currently distributing a set top box in its pilot markets that is manufactured by Acer Corporation in Taiwan (Acer NT 150); however, the Registrant has discovered that the Liberate operating system used by Acer is overly proprietary to meet the feature growth requirements of the Registrant. The Registrant therefore, has decided to deploy the next generation of set top box utilizing the Linux operating system and sourcing Eagle Wireless International Inc. set top boxes as described below.

(b)  Product and Manufacturing.

The Registrant entered into an exclusivity agreement with Eagle Wireless International Inc. in January 2000 wherein Eagle Wireless International Inc. agreed to manufacture and sell set top boxes to the Registrant and granted the exclusive right to the Registrant to sell Eagle Wireless International Inc. manufactured set top boxes in Canada and the non-exclusive right to sell the set top boxes in the United States. The Registrant has chosen Eagle Wireless International, Inc. as its manufacturing and engineering partner because of this company's ability to produce a unique feature set with an operating system independent hardware platform that can accommodate all the popular operating systems and readily accept new software for different applications.

Eagle Wireless International Inc. has the first right to provide the Registrant's set top box requirements. the Registrant must make certain volume purchases to maintain its rights under the exclusivity agreement. The Registrant presently has no plans for developing an in-house manufacturing capability for its set top boxes.

Eagle Wireless International Inc. is a Texas corporation with offices in League City, Texas. It was incorporated in Texas in May 1993 and began business in April 1996. Eagle Wireless International Inc. is a worldwide supplier of telecommunications equipment and related software used by service providers in the paging and other wireless personal communications markets. In 1999, Eagle Wireless International Inc. invested substantial resources in a multi-media Internet appliance product line known as a set top box in an effort to prepare it for the new era of wireless consumer products and multimedia internet related products. Eagle Wireless International Inc. announced sales of its first set top boxes in early 2000.

(c)  Product Features.

The Registrant's set top box has the following features:

Linux operating system.

Fully compliant 4.0 internet browser.

Off-line e-mail/e-mail editor (optional depending on vertical market).

Java Media Player for music and video.

Enhanced television tuner.

USB, PCI serial and parallel ports for expansion and accessories.

Built-in radio frequency modulator for connection to any television, with audio and video in and out jacks.

Ethernet input.

Wireless keyboard and remote control.

"Flash" read only memory for remote set top box software updates while in service.

Smartcard reader and writer for programming, loyalty and financial operations.

(d)  Market Summary and Target Market.

An set top box user can be anyone with a television set and a desire to go on-line. The consumer target market consists of a broad cross-section - from young families to senior citizens. Demographics indicate that convenience is of great importance to these market segments. They have moderate to average disposable incomes and currently own a television and video cassette recorder. They may have a satellite receiver and a computer. These users are looking for true value in their purchases and are not inclined to maneuver through the mass of information on the world wide web to find exactly what they need.

The Registrant's target markets are:

Baby boomers - 89 million in the United States and Canada people born from 1946 to 1964.

Empty nesters - top 1/4 of the baby boomers and beyond.

Generation X group (born 1966 with young children).

The fundamental market components are:

99% of households in North America have at least one television set.

75% have 2 or more television sets.

Cable/Satellite television broadcast is available to 75% of United States households.

Worldwide units sales of set top box were US$0.80M in 1999 compared to US$0.3M in 1996.

Sales are expected to reach US$8.0M in 2002 - and are expected to dominate the marketplace by 10:1 according to "Cite eStats/Datamonitor".

Currently there are 75 million Internet users in North America and that total is expected to climb to 95 million over the next year. According to "Data Source", the end of 1999 will see 61 million of these Internet users forming our target market. This presents an incredible "viewing" audience that is using the Internet on an average of 1.8 hours per day. Currently only the Grammy Awards and Super Bowl attract audiences of this size.

(e)  Industry Analysis and Trends.

"Datamonitor" predicts that interactive television will reach 67 million homes in the United States and Europe by 2003 - a large increase from the 1998 level of 10.3 million. User options for connectivity are not limited to fiber-optic or coaxial cable but include satellite broadcast as well. Currently, competition is limited to a few big electronics manufacturers that have so far been unable to combine their product with a fully integrated and localized user package. For example, Microsoft's WEBTV paints all consumers of their service with a wide brush of viewer options.

Established set top box distributors have high overheads created by current facilities, sales staff, inventory and shrinkage. To operate profitably requires typical retail markups on manufacturer's pricing - even for big box merchants. Launching an e-commerce website to leverage their existing brand equity does not impact the cost structure and markup requirements of established retailers.

Advanced television set top boxes can connect to the Internet in another way. In Europe, satellite standards are beginning to compete with cable specifications signaling a possible trend in North America. Some United States companies such as DirecTV already offer satellite-based Internet connections, but these technologies are proprietary. The trend is toward having the standards process apply to satellite broadcasts and cable services. Whatever the method of connectivity, it has been predicted that this form of Internet access will rapidly provide such competition that the traditional internet service providers will experience a dramatic reduction in growth rate.

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

(f)  Warranty, Technical Support and Service Policies.

The Registrant's technical support team communicates directly to customer technicians who, in turn, provide support to end-users. All end-user information is held at the "customer" level. The customer technicians are factory trained and supplemented with follow-up training and information.

The Registrant's technical support is provided by application engineers hired on contract. They work with the customer during the sales cycle to learn their needs. A toll free number has been provided to all company customers to ensure a single point for communications. All technical and reference materials are on-line in a secure website for customer access.

(g)  Direct Competition.

The competition in the set top box market consists of approximately 87 manufacturers who are actively marketing a number of set top boxes, and of these, approximately 12 are considered as being direct competitors with the Registrant:

WebTV

Sony

Philips

Thompson

DirectPC

EchoStar (partnered with WebTV)

Acer/Liberate

Neon

NetGem

WebSurfer

Paradise

AOL TV (marketed through K Mart and Wal Mart)

(h)  Indirect Competition.

The major cable networks are deploying two-way interactive services utilizing the Internet (e.g. AT&T, Rogers Cable and Cox Communications. Also, there exist the National Internet Service Providers and major portals (for example, America Online). The Registrant will rely on its flexibility as a small company, the use of the Linux operating system and constant monitoring and upgrading to meet customer driven requirements to remain competitive against both its direct and indirect competitors.

(i)  Operations and Fulfillment.

Operations and fulfillment are managed in-house, although, most of the physical work is contracted out. This approach reduces costs related to overhead and employee payroll, provides access to state-of-the-art technologies and gives the Registrant the resources to be successful in the market while incurring minimal costs.

(j)  Engineering and Design.

The Registrant's engineering and design teams are limited to application engineering and high-level specification technical writers. The Registrant is a sales and marketing company and has, therefore, outsourced its product engineering and manufacturing to Eagle Wireless International, Inc.

                            BUSINESS GENERAL
                          PRODUCTS IN DEVELOPMENT

ITEM BY   DESCRIPTION     STAGE OF    MILESTONES   COSTS   SOURCE   EXPECTED
PRIORITY                    DEV.          TO        TO      OF       1ST
                                       COMPLETE   COMPLETE FUNDS   REVENUE
                                                                    (2001)

1.
LOCALNET  A community     Templates   Ad server-  $22,000  convert- February
          portal designed allowing    allowing    over 60  debenture
          to partner with for         for         day
          gov't non-      merchants   generation  period
          profit, educ.,  &           of
          business and    advertisers consumer
          bring all its   to show     preference
          content and     products/   and push
          all aspects of  services in marketing
          community life  a PC and    advertising
          under 1 easily  set-top     allowing for
          accessible      box format  data mining
          website         complete.   and
                          Director    statistical
                          structure-  information
                          complete    Phase 2 real
                          Demonstrable time-
                          resolution   personal/
                          on any TV    community  $24,000
                          with a set-  calendar   over 45
                          top box-                day
                          complete     School     period
                          Phase 1      templates  $ 3,000
                          Data base    Other
                          (storage/    applica-
                          accessi-     tions-
                          bility       monthly @
                          of comm.     $7500      $ 7,500
                          information  commencing
                          complete     April 2001
                          General
                          Ledger
                          Integration
                          Software
                          Pilot
                          Complete with
                          Original STB-
                          Portal re-
                          plication-
                          complete
                          Seven Cities
                          Populated
                          With content
                          Phase 1
                          Community
                          Real time
                          Calendar

2.
SET TOP
BOX       Allowing        Functional  Beta                 convert- April
          LocalNet and    specifica-  testing low          deben-
          Internet sites  tion/proof  end STB              ture     April
          To view on any  of concept  ($125 per
          TB interfaced   complete    $5,000 unit
          With a set-top  Guelph      price)
          Box             pilot/focus Beta
                          Group feed- testing-
                          Back        interactive
                          Complete    enhanced TB
                          Prototype   $5,000
                          Built       New
                          Production  applications
                          Units built a Auto meter
                          Awaiting    reading     $ 7,500
                          Modifica-   b Video on  $15,000           May
                          tion        demand
                          Regulatory  c Smart
                          ApprovalUL, home
                          CSA,CE      application $10,000           April
                          Complete    OEMSTB
                                      Sales sub-
                                      ject to
                                      demon units $     0           April
                                      being sold/
                                      provided/
                                      tested/
                                      accepted
                                      by
                                      customer
                                      then
                                      ordered
                                      and
                                      delivered

3.
ELECTRONIC Electronic     Functional  Conversion  $8,000
BILLING   delivery is via spec        of customer  monthly
          e-mail consumer complete    files in     for 3
          bills and       Compression various      months
          notices in-     of audio    formats
          corporating     video       including
          rich media      complete    PDF,IBM and
          Advertising in- Conversion  Xerox print
          cluding sound   and pre-    formats plus
          animation and   sentment in added
          video files     in HTML     functionally
          that targets    format      Pilot-multi     N/A           April/
          consumer        complete    dwelling                      May
          preferences     Alignment   units/
                          with        California
                          partner to  $15,000
                          broadcast   Pilot-Hydro     N/A           April
                                      Utility                       May
                                      Sudbury
                                      Hydro-
                                      $15,000
                                      Note:
                                      Pilots to
                                      Be funded
                                      By
                                      Customer

                    RECONCILIATION OF COSTS TO COMPLETE

                             90 DAYS                   MAY 2001
                        FEB THROUGH APRIL        ONGOING DEV. COST PER MONTH
LOCAL NET                    $69,000                   $7500 PER MONTH
STB DEVELOPMENT              $20,000                   MAY 2001 - SEPT 2001
                                                           TOTAL $22,500
ELECTRONIC BILLING           $24,000                   $8000 PER MONTH
        TOTAL                $113,000
Status.

The Registrant has successfully completed a six month pilot project known as the Guelph LocalNet. The purpose of the pilot was to distribute 125 set top boxes to various local community target markets such as schools, local government, local corporations and individual users. The pilot is monitored for technical proficiency to gain market intelligence and to test the effectiveness of the Guelph LocalNet software. The Registrant, upon the initial indications of success of the pilot, agreed to move the product to its next stage of development. The last stage of development will enable the Registrant to move toward the preparation of licensing its product for sale in the fall of 2000. The preparation of the product and sale of the product are contingent on many factors, including, but not limited to, the raising of sufficient capital, completion of the software, delivery by Eagle Wireless International, Inc. of a merchandisable set-top box, etc.

The Registrant has five potential revenue producing divisions:

LocalNet

advertising

electronic billing

set-top-box sales

corporate sponsorships

(a)  Proposed Merger with World Sales & Merchandising Inc.

By a letter of intent dated September 8, 2000, the Company agreed to a proposed merger with World Sales & Merchandising Inc., an Ontario Company. In connection with this merger, the shareholders of World Sales & Merchandising Inc. would receive 65% of the post-merger fully diluted common stock of the Company. By a press release dated January 11, 2001, the Registrant announced that it will not proceed with the proposed merger between the Registrant and this firm as management of the Registrant feels that this transaction would not have been in the best interests of the Registrant's shareholders.

(b)  Eagle Wireless International, Inc.

(1)  Exclusivity Agreement.

In January, 2000, the Registrant entered into an exclusivity agreement with Eagle Wireless International, Inc. of League City, Texas. Within the terms of this agreement, Eagle Wireless International, Inc. has agreed to manufacture and sell set top boxes to the Registrant and granted exclusive right to the Registrant to sell Eagle Wireless International, Inc. manufactured set top boxes in Canada in return for certain volume purchases by the Registrant over a 24 month period. the Registrant also entered into a license agreement with USA Video of Mystic, Connecticut wherein certain compression technology developed by USA Video may be embedded into set top boxes manufactured by Eagle Wireless International, Inc. and sold by the Registrant.

(2)  Consulting Agreement.

Effective December 19, 2000, the Company entered into a 1 year consulting agreement with Eagle Wireless International, Inc. The consulting services provided by Eagle Wireless International, Inc. relate to advanced entertainment platform features, related set-top box software and broadband streaming issues. As compensation, the Registrant has issued 700,000 restricted shares of common stock.

(3)  Strategic Partnership Agreement.

The Registrant's wholly owned subsidiary, Urbana Enterprises Corp., entered into a strategic alliance agreement in the ordinary course of business with Eagle Wireless International, Inc. on February 22, 2001. The alliance provides for non-exclusive joint marketing and installation services for set-top boxes. In addition, the alliance provides for lease financing through Eagle Wireless International, Inc. under certain conditions and acceptable credit terms and for the sharing of recurring revenues between the two companies.

(c)  J.D. Donahue & Associates.

(1)  Letter of Intent.

In March, 2000, the Registrant entered into a non-binding letter of intent to purchase 100% of the issued and outstanding shares of J.D. Donahue & Associates, a private Maryland based company that is the principal provider of financial payment systems, systems application development and financial payment hardware/software and systems integration programs to state and federal governments in the United States. In the event the Registrant proceeds with its acquisition of J.D. Donahue & Associates, the consideration paid will be a combination of cash and shares of common stock in the capital of the Registrant. The final terms and consideration will be formalized following the completion of due diligence and financing. The Registrant's agreement to purchase the J.D. Donahue & Associates shares is conditional upon its raising U.S. $25,000,000 in financing, a sum the Registrant does not at this time expect to raise.

(2)  Distributorship Agreement.

On February 8, 2001, the Registrant's wholly owned subsidiary, Urbana Enterprises Corp., entered into a distributorship agreement with J.D. Donahue & Associates. Under terms of the agreement, J.D. Donahue will market the Registrant's suite of products to the U.S. government. The companies determined the distribution strategy was prudent rather than wait for the closure of the acquisition process, as set forth above.

In the ordinary course of business, the Registrant has entered into the following agreements during the years 2000 and 2001:

(d)  Strategic Alliance with Learning Pay.com.

On June 5, 2000, the Registrant entered into a strategic alliance with Fort Lauderdale, Florida-based Learning Pay.com, an education technology company focused on improving student achievement, enhancing parental involvement and facilitating communication across school communities. Learning Pay.com's core product, the web-based School Tool, securely and privately links parents, students, teachers and administrators online.

The strategic relationship is intended to enhance the educational content area of the Registrant's local net portal by offering its users easy-to-use communications and education tools. The web-based applications for the schools and their teachers, students, administrators and parents will include personalized web pages, e-mail, expansion of the Registrant's homework online, individualized and automatically-updated school and event calendars.

(e)  Strategic Alliance with WSMI.com Inc. and Bee-Trade.com.

On June 26, 2000, the Registrant formed a strategic alliance with WSMI.com Inc. and Bee-Trade.com. The alliance is intended to integrate the Registrant's set-top box technology, local net portal design, and proprietary content transference into WSMI.com/Bee-Trade.com's e-enabler.net solution. The combined technologies of e-enabler.net and the Registrant is intended to provide a turnkey, e-commerce network solution to both virtual and local communities for use on a worldwide basis.

(f)  License Agreements.

On July 17, 2000, the Registrant has licensed LocalNet in two communities in Canada. the Registrant is targeting approximately 25,000 new customers for LocalNet within the first two communities. Deployment of the portal technology and Internet set-top boxes is expected to begin in the fall of 2000. The two licensed communities are Haldiman Norfolk and Grey Bruce. Under the terms of each license agreement, the Registrant will receive a one-time fee per household in the community and an ongoing royalty of 10% of total revenue generated via LocalNet.

(g)  Agreement with Bell Nexxia.

On August 31, 2000, the Registrant completed an agreement to offer the low priced internet connection in Canada. The agreement combines the Registrant's LocalNet software with Bell Nexxia's infrastructure. The agreement is intended to enable the Registrant to rapidly deploy and expand its customer base across Canada. The Registrant will offer a suite of competitively priced services to the communities across Canada. Through the agreement with Bell Nexxia (a wholly owned subsidiary of Bell Canada), the Registrant's customers are intended to benefit from access to a full range of advanced communications services to meet their individual needs. The Registrant intends to seek similar types of agreement with United States communications companies.

(h)  Letter of Intent with Communilink Canada Corp.

On November 8, 2000, the Registrant entered into a letter of intent with Communilink Canada Corp. to provide the Registrant's LocalNet portal in five new regions of Ontario, Canada. LocalNet provides residents the ability to connect globally to the Internet through an affordable set-top box and view meaningful community-specific information on a real-time basis. Under the terms of the proposed agreement, the Registrant will receive a licensing fee and ongoing royalties from each community. These territories bring the number of LocalNets currently under development to nine and represent a combined population of approximately 700,000 potential viewers and over 50,000 local advertisers. The deployment of communities will begin immediately in the Peel/Halton Hills region, followed by expansion into four other communities, which are located primarily in South Western Ontario.

(i)  Licensing and Co-Marketing Agreement with Sage Systems.

On November 17, 2000, the Registrant entered into a licensing and co- marketing agreement with Sage Systems, creator of AladnT, a narrowband home networking technology that connects home appliances to each other and the Internet. Under the terms of agreement, the Registrant will license and deploy Sage System's narrowband networking technology. The two companies have also signed a joint marketing agreement with expectations of marketing the combined system to electric companies and their customers.

Milestones for Business Plan.

                                                     Urbana.ca, Inc.
                                          Business Plan Initiatives


ITEM  BUSINESS PLAN INITIATIVES/MILESTONES

1 Portal Development / Delivery
  Phase 1
  - Activation of first 4 LocalNets
   (tier 2&3 cities)
   - Guelph LocalNet                Completed/  Not              May
                                       $0       applicable
   - Cambridge LocalNet             Completed/  Not
                                       $0       applicable
   - Hanover LocalNet               Completed/  Not              May
                                       $0       applicable
- Simcoe LocalNet                   Completed/  Not              May
                                       $0       applicable
  Phase 2 (replication, tier 2&3
  cities)
  - Sudbury LocalNet                   $0       Not              May
                                                applicable
  - Oxford County LocalNet             $0       Not              August
                                                applicable
  - Richmond Hill LocalNet             $0       Not              July
                                                applicable
  - Perth LocalNet                     $0       Not              July
                                                applicable
  - Ozz utility (re: multiple
    dwelling units)                                              August
  - ENAL electric utility in Italy
    (pilot LocalNet)                                             July
  - Louisville (LocalNet)              $0       Not              June
                                                applicable

   Sub-Total Revenues LocalNet/
   set top box roll-out estimates

2  Set-top-box roll to first 4
   LocalNets                          n/a       Leasing          May
                                                Program

3  Electronic Presentment
   - pilots (Sudbury/ENAL),
    (hardware)                   *$50,000       Hewlett          June
                                                Packard
   - roll-out (hardware)        *$150,000       Hewlett
                                                Packard

*Note: Urbana is negotiating
with Hewlett Packard's equipment
assistance program 6 months
free capital with payments over
further 18 months.

4  Phase 3 Integration
   - Additional applications
   for LocalNets (data
   collection, health & safety,
   video on demand, meter reading)

   - Set top box 2nd generation
    (AMR, health, etc.)
     research and develop.           $50,000     debentures/  July
                                                 equity line

   - Out-sourced call center
     activation                                  Included in  May
                                                 end-user
                                                 fees

5 OEM Set Top Box Sales
  (exclusive of LocalNet)                                     May

Prospects include: multi dwelling
units-new home builders /cable
companies/financial institutions

6 Supplier of low cost internet
  connectivity
  Agreement with Bell Nexxia         Not         Not          May
  Whereby Urbana will provide        Applicable  Applicable
  bundled monthly connection
  services and set top boxes in
  LocalNet environments across
  Canada.

7 Alliances/Distributors
  Strategic alliance/distributorship
  with J.D. Donahue & Associates     Not         Not          April
                                     Applicable  Applicable

8 Applications & Aggregation of
  Content
  License agreement with Sage
  Systems of Alameda, California
  for the purpose of permitting
  Urbana to have designed and
  integrated for distribution of
  SAGE Endpoint Products               $0        Included in  April
                                                 End-User
                                                 fees

Proprietary Protection.

(a)  General.

The Registrant's patent and trademark strategy is to pursue in selected jurisdictions the broadest possible patent protection on its proprietary products and technology. The Registrant plans to protect its technology, any inventions and improvements to its inventions by filing patent applications in selected key countries according to industry standard in a timely fashion.
The Registrant also relies upon trade secrets, know-how and continuing technological innovations to develop its competitive position. It is the Registrant's policy to require its directors, employees, consultants, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with the Registrant. These agreements provide that all confidential information developed or made known during the course of the relationship with the Registrant is to be kept confidential except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions resulting from work performed for the Registrant utilizing property of the Registrant or relating to the Registrant's business and conceived or completed by the individual during employment are the exclusive property of the Registrant to the extent permitted by law.

(b)  Patents, Copyrights and Trade Secrets.

All components have multiple manufacturers and suppliers that Eagle may use as sources of supply, therefore, Eagle Wireless International, Inc. and the Registrant are not reliant on single-source, third party suppliers. This leaves the Registrant with minimal risk associated with parts and component supply.

The Registrant, Eagle Wireless International, Inc. and USA Video Technologies of Mystic, Connecticut have entered into a License Agreement in January 2000 in which USA Video has licensed the use of its proprietary Wavelet technology to the Registrant to be embedded into all set top box's manufactured for the Registrant by Eagle Wireless International, Inc. This ensures the Registrant's right and know-how to provide its customers with streaming video features.

l 3 Eagle Wireless International, Inc., the technology licensor who has granted the Registrant rights under an agreement, has been granted patents or has filed patent applications in the United States of America and other jurisdictions in respect of certain core technologies utilized by the Registrant through its purchase of set top boxes from Eagle Wireless International, Inc. Given that the patent applications for these technologies involve complex legal, scientific and factual questions, there can be no assurance that patent applications relating to the technology used by the Registrant will result in patents being issued or that, if issued, the patents will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be challenged successfully or circumvented by competitors.

The Registrant itself does not have patents or patents pending and it is unlikely that the process by which the Registrant produces its contemplated products would itself be patentable.

Organizational Structure and Facilities.

The Registrant currently has eleven full-time employees, two of which are employed in research and development and nine of which are engaged in sales and administration. The Registrant subcontracts software development to three software companies.
At this time, none of the Registrant's employees are subject to collective bargaining agreements. A number of key employees, officers and directors have in place management agreements the terms of which protect the Registrant from future competition by these persons and against disclosure of confidential information they come into contact with during the course of their employment or other association with the Registrant. The Registrant anticipates hiring a chief financial officer in the second quarter of 2001, and additional sales and marketing professionals.

Risks in Connection with Plan of Business.

(a)  No Assurance of Regulatory Approval - Potential Delays.

In order for a product developed by the Registrant or its collaborators to be marketed and sold in a particular country, it must receive all relevant regulatory approvals or clearances.
The regulatory process, which includes extensive studies and trials of each product in order to establish its efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from a trial and activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory policy during the period of product development and/or the period of review of any application for regulatory approval or clearance for a product. Delays in obtaining regulatory approvals or clearances would adversely affect the marketing of any products developed by the Registrant or its collaborators, impose significant additional costs on the Registrant and its collaborators, diminish any competitive advantages that the Registrant or its collaborators may attain and adversely affect the Registrant's ability to receive royalties and generate revenues and profits. There can be no assurance that, even after such time and expenditures, any required regulatory approvals or clearances will be obtained for any products developed by or in collaboration with the Registrant.

Any regulatory approval or clearances granted may entail limitations on the indicated uses for which the new product may be marketed that could limit the potential market for such product. In addition, product approvals or clearances, once granted, may be withdrawn if problems occur after initial marketing. Furthermore, manufacturers of approved products are subject to pervasive review, including compliance with detailed regulation governing good manufacturing practices. Failure to comply with applicable regulatory requirements can result in actions such as warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production and refusal of the government to renew marketing applications or criminal prosecution. Currently, most of the Registrant's set top box products have UL and CE approval; CSA (Canadian Standards Association) approval is expected on certain Eagle supplied products in the second quarter of 2001. The Registrant is also subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, manufacturing practices, research and development activities. The Registrant is unable to predict the extent of government regulations which might have an adverse effect on the discovery, development, production and marketing of the Registrant's products. Also, there can be no assurance that the Registrant will not be required to incur significant costs to comply with current or future laws or regulations or that the Registrant will not be adversely affected by the cost of such compliance.

(b)  Acceptance And Effectiveness Of Internet Electronic Commerce.

The Registrant's success in establishing an e-commerce business web site will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than the Registrant expects, its e-commerce business may be harmed. If Internet usage does not grow, the Registrant may not be able to increase revenues from Internet advertising and sponsorships which also may harm both our retail and e-commerce business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be adversely affected.

(c)  Competition In Internet Commerce.

Increased competition from e-commerce could result in reduced margins or loss of market share, any of which could harm both our retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of the Registrant's present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If the Registrant does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, the Registrant's business could be adversely affected.

(d)  Unreliability Of Internet Infrastructure.

If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on the Registrant website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Registrant website may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Registrant may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Registrant's financial results.

(e)  Transactional Security Concerns.

A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks. Any breach in our security could cause interruptions in the operation of our website and have an adverse effect on the

Registrant's business.

(f)  No Assurance Regarding Licensing of Proprietary Technology
Owned by Others.

The manufacture and sale of any products developed by the Registrant will involve the use of processes, products, or information, the rights to certain of which are owned by others. Although the Registrant has obtained licenses or rights with regard to the use of certain of such processes, products, and information, there can be no assurance that such licenses or rights will not be terminated or expire during critical periods, that the Registrant will be able to obtain licenses or other rights which may be important to it, or, if obtained, that such licenses will be obtained on favorable terms. Some of these licenses provide for limited periods of exclusivity that may be extended only with the consent of the licensor. There can be no assurance that extensions will be granted on any or all such licenses. This same restriction may be contained in licenses obtained in the future.

(g)  No Assurance of Protection of Proprietary Information.

Certain of the Registrant's know-how and proprietary technology may not be patentable. To protect its rights, the Registrant requires management personnel, employees, consultants, advisors and collaborators to enter into confidentiality agreements.
There is no assurance, however, that these agreements will provide meaningful protection for the Registrant's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

(h)  No Assurance of Market Acceptance.

There can be no assurance that any products successfully developed by the Registrant or its corporate collaborators, if approved for marketing, will ever achieve market acceptance. The Registrant's products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major e-commerce and technology companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by the Registrant or its corporate collaborators will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payors. There can be no assurance that the marketplace in general will accept and utilize any products that may be developed by the Registrant or its corporate collaborators.

(i)  No Assurance of Successful Manufacturing.

The Registrant has no experience manufacturing commercial quantities of products and does not currently have the resources to manufacture any products that it may develop. The Registrant presently has no plans for developing an in-house manufacturing capability. Accordingly, the Registrant will be dependent upon securing a contract manufacturer or other third party to manufacture such products. There can be no assurance that the terms of any such arrangement would be favorable enough to permit the products to compete effectively in the marketplace.

(j)  Dependence on Outsourced Manufacturing.

The risks of association with Eagle Wireless International, Inc. are related to aspects of this company's operations, finances and suppliers. Although there are clear and understandable reasons to choose Eagle Wireless International, Inc. as an outsourced manufacturer and fulfillment center, the Registrant will suffer losses if Eagle Wireless International, Inc. fails to perform its obligations to manufacture and ship the set top boxes. The Registrant maintains a strong strategic relationship with Eagle Wireless International, Inc. to ensure that any issues this firm may face are dealt with in a timely manner.

(k)  Competition.

There are inherent difficulties for any new company seeking to enter an established field. The Registrant may experience substantial competition in its efforts to locate and attract customers for its services. Many competitors in the Registrant's field have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to attract such customers. There are a number of larger companies which may directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant' profitability or viability.

(l)  Dependence on and Management of Future Corporate
Collaborations.

The success of the Registrant's business strategy is largely dependent on its ability to enter into collaborations such as research alliances and licensing arrangements with universities, e-commerce companies and large technological companies, and to effectively manage the relationships that may come to exist as a result of this strategy. The Registrant is currently seeking corporate collaborators, but there can be no assurance that such efforts will lead to the establishment of any favorable
collaboration.    There can be no assurance that any of the
Registrant's future or existing collaborators will commit sufficient resources to the Registrant's research and development programs or the commercialization of its products. Also, there can be no assurance that such collaborators will not pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with the Registrant, or that disputes will not arise with respect to ownership of technology developed under any such collaborations. Management of the Registrant's collaborative relationships will require significant time and effort from the Registrant's management team and effective allocation of the Registrant's resources.

(m)  Currency Fluctuations.

The Registrant reports its financial position and results of operations in United States dollars in its annual financial statements. The Registrant's operations result in exposure to foreign currency fluctuation and such fluctuations may materially affect the Registrant's financial position and results of operations. The Registrant does not currently take any steps to hedge against currency fluctuations.

(n)  Influence of Other External Factors.

The Internet industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its services will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation and local economic conditions), which can affect peoples' discretionary spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse affect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate, or any, return on invested capital.

(o)  Dependence Upon Key Personnel.

The Registrant is dependent upon a relatively small number of key management personnel and key employees and the loss of any of these key management personnel and key employees could have an
adverse effect on the Registrant.   Competition among e-commerce
companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to the success of the Registrant. In order to reduce its risk regarding key employees, the Registrant has entered into an employment agreement with each of its key employees. There can be no assurance that the Registrant will be able to attract and retain such individuals currently or in the future on acceptable terms, or at all. In addition, the Registrant does not maintain "key person" life insurance on any officer, employee or consultant of the Registrant. The Registrant also has relationships with scientific collaborators at academic and other institutions, some of whom conduct research at the Registrant's request or assist the Registrant in formulating its research and development strategy. These collaborators are not employees of the Registrant and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Registrant. In addition, these collaborators may have arrangements with other companies to assist such other companies in developing technologies that may prove competitive to those of the Registrant.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with minority ownership interest rights to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(p)  Inexperience of Management.

Senior management has limited direct experience in the sale of set top boxes. Management will rely on senior employees, consultants and strategic alliances to assist with project management. The Registrant has every intention to continue adding experienced management commensurate with the growth of the Registrant.

(q)  Management of Growth.

The Registrant's future growth, if any, may cause a significant strain on its management, operational, financial and other resources. The Registrant's ability to manage its growth effectively will require it to implement and improve its operational, financial, manufacturing and management information systems and to expand, train, manage and motivate its employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to research, product development and marketing and sales efforts without a corresponding increase in the Registrant's operational, financial, manufacturing and management information systems could have a material adverse effect on the Registrant's business, financial condition, and results of operations.

(r)  Control of the Registrant by Officers and Directors.

The Registrant's directors, officers, and key employees beneficially own approximately 22% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(s) Limitations on Liability, and Indemnification, of Directors and Officers.

Although neither the articles of incorporation nor the bylaws of the Registrant provide for indemnification of officer or directors of the Registrant, the Nevada Revised Statutes provides for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(t)  Potential Conflicts of Interest.

One of the directors of the Registrant has other business interests to which he devotes time. As a result, certain conflicts of interest may arise between the Registrant and this director which might not be susceptible to resolution. In addition, an employee of the Registrant's corporate counsel in Canada, Heenan Blaike, has a beneficial interest in or the right to acquire, up to 250,000 common shares of the Registrant (which was previously issued in exchange for services rendered to the Registrant). Any potential conflicts of interest will be resolved through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

(u)  No Cumulative Voting.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(v)  Absence of Cash Dividends.

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(w)  Limited Public Market for the Registrant's Securities.

Prior to this offering, there has been only a limited public market for the shares of common stock being offered. There can be no assurance that an active trading market will develop or that purchasers of the shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices.

The market prices for the securities of technology companies have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of any particular company. The market price of the shares may be affected significantly by factors such as announcements by the Registrant or its competitors, variations in the Registrant's results of operations, and market conditions in the retail, electron commerce, and internet industries in general. The market price may also be affected by movements in prices of stock in general. As a result of these factors, purchasers of the shares offered hereby may not be able to liquidate an investment in the shares readily or at all.

(x)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

There has been only a limited public market for the common
stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny
stock market and the risks associated therewith.   The
regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(y)  Effects of Failure to Maintain Market Makers.

If the Registrant is unable to maintain at least one
National Association of Securities Dealers, Inc. member broker/dealers as a market maker, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(z)  Escrowed Proceeds

A portion of the gross proceeds of the private placement were placed into escrow pursuant to an escrow agreement between the Registrant, Groome Capital.com, Inc., and Pacific Corporate Trust Company (as escrow agent) on the closing of the private placement. The proceeds will be released to the Registrant on the earlier to occur of 4:30 p.m. on April 26, 2001, or the date on which the escrow agent receives written notice from Groome Capital.com, Inc. that both a receipt for the final prospectus has been issued by each of the Canadian securities commissions where qualification is required (and the confirmation has been received) and this Form SB-2 is declared effective by the U.S. Securities and Exchange Commission.

(aa)  Shares Eligible For Future Sale.

All of the 5,220,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

ITEM 2.  PROPERTIES.

The Registrant and Urbana.ca Enterprises Corp. currently lease 10,000 square feet of office space for administration, product research and product development in Cambridge, Ontario. The term of the lease is 30 months and commenced on February 1, 2000. The lease has been pre-paid for its term. The Vancouver, British Columbia offices of the Registrant are provided to the Registrant without charge by Mr. Tyson; this office space consists of approximately 100 square feet within a larger office. These offices are suitable for the purposes of the Registrant at this time (there is adequate insurance coverage on the assets of the Registrant at these locations).

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant's common stock is traded in the Over-the-
Counter Bulletin Board (symbol "URBA"), having commenced trading on February 13, 1997. The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                               High        Low

Quarter Ended March 31, 2000                   12.94       1.12
Quarter Ended June 30, 2000                     7.50       1.19
Quarter Ended September 30, 2000                2.69       0.69
Quarter Ended December 31, 2000                 1.06       0.17

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 1999

                                                 High      Low

Quarter Ended March 31, 1999                     1.19      0.37
Quarter Ended June 30, 1999                      1.00      0.32
Quarter Ended September 30, 1999                 0.75      0.25
Quarter Ended December 31, 1999                  1.37      0.37

Holders of Common Equity.

As of March 1, 2001, there were approximately 43 shareholders of record of the Registrant's common stock.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated in February 1993. The board of directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

Other than as set forth below, during the fiscal year ended December 31, 2000 there have not been any sales of unregistered securities of the Registrant. Except as noted below, no commissions or fees were paid in connection with these sales. Except as noted below, all of the these sales were undertaken pursuant to the offering exemption from registration under the Securities Act of 1933 as provided in Regulation S as promulgated by the U.S. Securities and Exchange Commission. In addition, all the sales were made to the following class of persons: sophisticated investors; that is, investor either alone or with their purchaser representative(s) have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchasers comes within this description.

(a) During the quarter ended March 31, 2000, the Registrant settled debts of $40,000 due to a relative of a director of the Registrant by the issuance of 100,000 restricted shares at $0.40 per share. The Registrant settled a total of $99,900 of accounts payable by the issuance of 333,000 restricted shares at $0.30 per share and $9,190 of accounts payable by the issuance of 22,975 restricted shares at $0.40 per share. The Registrant issued 50,000 restricted shares at $0.40 per share as a retainer on a media relations contract. As consideration for the acquisition of the three subsidiaries during the quarter, URBA Holdings Inc. issued a total of 10,450,000 exchangeable shares.

(b) During fiscal year ended December 31, 1999, the Registrant received loans totaling $60,000. For the quarter ended March 31, 2000, the Registrant received additional loans of $1,224,162, for total loans of $1,284,162. These loans bear interest at an annual rate of 8% and were due and payable on March 15, 2000.
The Registrant did not repay these loans and as a result has offered the lenders the right to convert the principal into units of the Registrant at a price of $0.57 per unit. Each unit is comprised of one common share of the Registrant and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share at a price of $5.00 per share.

(c) As of May 11, 2000, the Registrant completed an offering for total subscriptions for 847,989 special warrants at a price of $1.25 per special warrant (each special warrant is convertible upon issuance into one common share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant) with total proceeds of $1,059,986 from a total of nine investors in Canada. A similar offering under Rule 506 of Regulation D was undertaken in the United States, but no sales resulted from that offering. In connection with this offering, the Registrant paid a commission of 8% of the total amount raised to Groome Captial.com, Inc. (a registered broker/dealer in Canada) pursuant to the terms of an agency agreement. In addition, Groome Capital has been granted non-assignable agent's special warrants equaling 10% of the number of special warrants sold, resulting in the issuance of 84,798 non-transferable agent's special warrants to Groome Capital. These warrants are exercisable upon issuance for no additional consideration into one non-transferable agent's compensation option. Each agent's compensation option is exercisable upon issuance at a price of $1.25 into one unit consisting of one share of common stock and one-half agent's purchase warrant. In turn, each agent's purchase warrant is exercisable upon issuance at a price of $5.00 per common share.

Since this Form SB-2 registration statement was not declared effective by September 25, 2000, the holders of the special warrants are entitled to receive a unit consisting of 1.1 common shares (rather than 1 share) and 0.55 purchase warrants (rather than 0.50 purchase warrants) upon exercise of each special warrant held. Based on the same provision, the agent's compensation option will be exercisable into 1.1 shares of common stock (rather than 1 share) and 0.55 agent's purchase warrants (instead of 0.50 warrants).

(d) In December 2000, the Registrant issued 700,000 shares of common stock in connection with a consulting agreement entered into on that date with Eagle Wireless International, Inc. This transaction was undertaken under Regulation D.

(e) On December 27, 2000, the Registrant closed on a private placement with one accredited investor represented by May Davis Group, Inc., a registered broker/dealer. The funding consists of an equity line of credit agreement under which The Registrant will issue and sell to the investor, from time to time as provided herein, and the investor will purchase up to $5,000,000 of the Registrant's common stock. At any time during the term of this agreement, the Registrant can request an advance from the investor; the number of shares to be sold is set at 91% of the lowest closing bid prices of the common stock during the ten trading day period beginning on the advance notice date and ending on the closing date of the particular advance. The maximum advance amount is 150% of the average daily volume of the Registrant's common stock multiplied by the purchase price during the pricing period.

On each advance, May Davis will be paid a 5% commission of such amount. In addition, on December 27, 2000, the Registrant issued to May Davis and its designees, pursuant to a placement agency agreement, 600,000 shares of common stock at a price of $0.22 per share as additional compensation. This transaction was undertaken under Regulation D.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this prospectus.

Results of Operations.

During the year ended December 31, 2000, the Registrant, through its wholly-owned subsidiary, U.R.B.A. Holdings Inc., acquired all of the outstanding shares of three Canadian companies which are in the business of developing and marketing internet-based products and services through the licensing of LocalNet portals and distribution of set top boxes. The companies acquired were the Urbana.ca Enterprises Corp., E-Bill Direct Inc., and Enersphere.com, Inc.. On March 10, 2000 these companies were amalgamated under the statutory laws of the province of Ontario, Canada to form the Urbana Enterprises Corp.

For the year ended December 31, 2000, the Registrant had a net loss of $2,795,109 or $0.24 cents per share. This loss compares with a net loss of $568,750 or $0.06 cents per share for the corresponding year ended December 31, 1999.

The net loss for the year ended December 31, 2000 includes expenses as follows: consulting and management of $504,967, depreciation and amortization of $775,793, interest expense of $97,353, office and general of $357,018, professional fees of $287,272, salaries and benefits of $283,807 and technology contract fees of $443,873.

(a)  Urbana Enterprises.

Urbana.ca Enterprises Corp. was incorporated November 18,
1998 in the province of British Columbia, Canada. Urbana.ca Enterprises Corp. is engaged in the distribution of Linux based set top boxes used as an alternative method of delivering Internet content.

In consideration of the acquisition, U.R.B.A. Holdings Inc. issued 3,000,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of U.R.B.A. Holdings Inc. held. The holder of these shares at any time may require U.R.B.A. Holdings Inc. to repurchase the shares at the then current market value of the common shares. At its option, U.R.B.A. Holdings Inc. may satisfy this obligation in cash or in Registrant shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

The terms of the acquisition agreement required the Registrant to issue 3,000,000 common shares to ensure U.R.B.A. Holdings Inc. has sufficient shares of the Registrant to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Registrant signed five-year management contracts with the two principals. the Registrant agreed to grant a total of 400,000 stock options to these individuals. On September 13, 2000, a former principal of Urbana.ca Enterprises Corp. resigned as a director and CEO of the Registrant thus forfeiting further management compensation and the right to 200,000 stock options pursuant to this acquisition agreement. On October 20, 2000, the other principal resigned as director of the Registrant thus forfeiting further management compensation pursuant to this acquisition agreement.

The business combination has been accounted for using the purchase method of accounting. The 3,000,000 shares issued on acquisition have been valued at $0.30 per share for a purchase price of $900,000. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

(b)  E-Bill.

E-Bill Direct Inc. was incorporated May 27, 1999 in the province of Ontario. E-Bill Direct Inc. is engaged in designing, developing and providing electronic presentment and payment services to the business community.

In consideration of the acquisition, issued 2,950,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of U.R.B.A. Holdings Inc. held. The holder of these shares at any time may require U.R.B.A. Holdings Inc. to repurchase the shares at the then current market value of the common shares. At its option, U.R.B.A. Holdings Inc. may satisfy this obligation in cash or in Registrant shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

The terms of the acquisition agreement required the Registrant to issue 2,950,000 common shares to ensure U.R.B.A. Holdings Inc. has sufficient shares of the Registrant to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Registrant signed three-year management contracts with the two principals. the Registrant agreed to grant a total of 200,000 stock options to these individuals.

The business combination has been accounted for using the purchase method of accounting. The 2,950,000 shares issued on the acquisition have been valued at $0.27 per share for a purchase price of $796,500. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

(c)  Enersphere.

Enersphere.com, Inc. was incorporated September 28, 1999 in the province of Ontario. Enersphere.com, Inc. is a content company that utilizes set top boxes as their medium to deliver internet and intranet-based services to customers.

In consideration of the acquisition, U.R.B.A. Holdings Inc. paid $84,828 cash and issued 4,500,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Registrant on a basis of one vote for each exchangeable share of U.R.B.A. Holdings Inc. held. The holder of these shares at any time may require U.R.B.A. Holdings Inc. to repurchase the shares at the then current market value of the common shares. At its option, U.R.B.A. Holdings Inc. may satisfy this obligation in cash or in Registrant shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

The terms of the acquisition agreement required the Registrant to issue 4,500,000 common shares to ensure U.R.B.A. Holdings Inc. has sufficient shares of the Registrant to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Registrant signed two-year management contracts with the two principals.
the Registrant agreed to grant a total of 200,000 stock options to these individuals. On December 15, 2000, one of the principals of Enersphere.com, Inc. resigned as an officer of Urbana Enterprises Corp. thus forfeiting further management compensation and the right to 100,000 stock options pursuant to this acquisition agreement.

The business combination has been accounted for using the purchase method of accounting. The 4,500,000 shares issued on the acquisition have been valued at $0.34 per share for a purchase price of $1,614,828, including the cash payment. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

Liquidity and Capital Resources.

(a)  General Statement.

The Registrant is a development stage enterprise. The Registrant has no revenue and is continuing to incur substantial costs in connection with pursuing the development of its business. the Registrant's continued existence is dependent on its ability to obtain sufficient financing to meet its financial needs and ultimately to attain profitable operations. At December 31, 2000 the Registrant had a working capital deficiency of $1,483,113 inclusive of loans payable. This compares with a working capital deficiency of $195,985 at December 31, 1999. The Registrant continues to secure its financing requirements primarily by way of equity financing.

(b)  Issuance of Shares.

During the year the Registrant settled debts of $40,000 due to a relative of a director of the Registrant by the issuance of 100,000 restricted shares of common stock at $0.40 per share.
The Registrant settled a total of $99,900 of accounts payable by the issuance of 333,000 restricted shares of common stock at $0.30 per share and $9,190 of accounts payable by the issuance of 22,975 restricted shares of common stock at $0.40 per share. The Registrant issued 50,000 restricted shares of common stock at $0.40 per share as a retainer on a media relations contract. The Registrant issued 700,000 restricted shares of common stock at $0.22 per share pursuant to a consulting agreement. The Registrant issued 600,000 restricted shares of common stock at $0.22 per share pursuant to a financing agreement. As consideration for the acquisition of the three subsidiaries during the period, U.R.B.A. Holdings Inc. issued a total of 10,450,000 exchangeable shares.

(c)  Loans Payable.

At December 31, 2000 "convertible" loans of $1,174,162 plus accrued interest of $74,889 (total of $1,249,051) were outstanding. These loans bear interest at an annual rate of 8% and were due and payable on March 15, 2000. Subsequent to March 15, 2000, $110,000 of principal has been repaid. The Registrant has provided an option to the lenders for the remainder of the unpaid loans to convert the principal amount of the loans into units of the Registrant. Each unit is comprised of one common share of the Registrant and one-half share purchase warrant.
Each whole share purchase warrant entitles the holder to purchase an additional common share of the Registrant. The Registrant will be seeking an amendment to its current filing to amend the exercise price for both units and share purchase warrants to $0.30 per unit and per share purchase warrant. This offer is to be made by way of filing an amended SB-2 registration statement with the SEC and a prospectus filed with the applicable Canadian regulatory authorities. Subsequent to year end, the Board of Directors of the Registrant approved a reduction in the per unit conversion price of these loans from $0.57 to $0.30 per unit.

During the year the Registrant received additional loans totaling
$217,218.  Accrued interest totals $4,329 to December 31, 2000
(total of $221,547). These loans bear interest at rates from 8% to 10% per annum.

(d)  Financing Arrangements.

(1)  Special Warrants.

During the year ended December 31, 2000, the Registrant completed a special warrant offering for 847,989 special warrants at $1.25 per special warrant for proceeds, net of offering costs, of $886,405. Currently, $158,998 of these proceeds are being held in trust until the earlier of April 26, 2001 or approval of a Prospectus in the applicable jurisdictions in Canada and a registration statement with the SEC on Form SB-2. Each special warrant is convertible into one common share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant. Groome Capital.com, Inc., the broker/dealer on this transaction, has been granted non-assignable warrants to acquire, without payment of additional consideration, 1 year compensation options providing the right to purchase, at $0.30 per unit, a number of units equal to 10% of the special warrants sold under this offering.

Subsequent to year end, the board of directors to the Registrant approved a reduction in the per unit conversion price of the share purchase warrants from $5.00 to $0.30 per whole share purchase warrant.

(2)  Equity Line of Credit.

On December 27, 2000 the Registrant entered into an equity line of credit agreement with GMF Holdings, Inc., arranged through May Davis Group, Inc., as broker/dealer and placement agent. The effective date of the agreement is the date that the SEC first declares effective a registration statement on the Registrant's common stock. The agreement has a 30-month period commencing on the effective date. Subject to the conditions set out in the agreement, the Registrant may issue and sell to GMF Holdings, Inc., and GMF Holdings, Inc. shall purchase, common shares of the Registrant up to a total purchase price of $5,000,000 dollars. Following an advance notice by the Registrant to GMF Holdings, Inc. for funds, the price of the shares to be sold is calculated as 91% of the market price, being the lowest closing bid prices of the common stock during the 10 trading day period beginning on the advance notice date and ending on the closing date of the particular closing. The maximum advance amount is equal to 150% of the average daily volume of the Registrant's common stock multiplied by the purchase price during the particular pricing period. On each closing, May Davis Group, Inc. is to be paid commission of 5% of the gross proceeds of each advance.

In addition, on December 27, 2000, the Registrant issued to May
Davis Group, Inc. 600,000 shares at a price of $0.22 per share as additional compensation. This compensation of $132,000 is recorded as deferred finance fees and will be setoff against the gross proceeds of each advance.

(3)  Convertible Debentures.

On December 27, 2000, the Registrant, entered into a securities purchase agreement with investors arranged through May Davis Group, Inc., as broker/dealer and placement agent. Under this agreement, the Registrant can sell to the investors up to $350,000 of the Registrant's 5% convertible debentures due five years after closing. The debentures are convertible at the option of the holder into shares of the Registrant's common stock at any time after closing at the lesser of an amount equal to a fixed price of 120% of the closing bid price at the time of closing per share or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date. In connection with the sale of the convertible debentures, the Registrant will pay May Davis Group, Inc. a 10% commission and legal fees of up to $10,000. Also, the Registrant has agreed to issue to May Davis Group, Inc. on closing, warrants to purchase 100,000 shares of the Registrant's common stock at an exercise price of $0.27 per share. The warrants are exercisable in whole or in part to December 27, 2005.

Subsequent to year end the Registrant received $287,600 net of legal fees, and a commission and finders fee of $52,400 in connection with the convertible debenture financing. In addition, effective February 12, 2001, the Registrant has agreed to issue the 100,000 share purchase warrants payable in connection with the closing of this financing.

(4)  Registration Rights.

Under registration rights agreements, the Registrant is obligated to register for resale the shares issuable upon conversion of the debentures, shares issuable upon exercise of the warrants issued to May Davis Group, Inc. in connection with the debenture agreement, shares issuable pursuant to the equity line of credit agreement, and shares issued as compensation to May Davis Group, Inc. in connection with the equity line of credit.

(e)  Strategic Alliance Agreement

In February 2001, the Registrant entered into a new strategic partnership agreement with Eagle Wireless International, Inc. to provide non-exclusive joint marketing and installation services for set-top boxes. The agreement also provides for lease financing through Eagle Wireless International, Inc. under certain conditions and acceptable credit terms and for the sharing of recurring revenues between the two companies.

(f)  Mergers and Acquisitions.

On September 6, 2000, the Registrant entered into a letter of intent with World Sales & Marketing, Inc., a Toronto-based public company, to merge the respective companies. In connection with the proposed merger, World Sales & Marketing, Inc. advanced to the Registrant an amount of $CN100,000. Subsequently, further negotiations and discussions with this firm were terminated and the Registrant announced that the contemplated merger will not be completed. There are no provisions in the letter of intent for the repayment of this advance.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 2000, and for the year ended December 31, 1999 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

Officer and Directors.

(a)  David M. Groves, President/Chief Executive Officer/Director.

Mr. Groves, age 51, brings over 20 years of senior management experience (CEO & COO positions) with particular expertise in emerging technologies and markets including e-commerce, internet marketing, wireless communications, electronic billing systems and a variety of internet business models. He was the President and CEO of Image Data International Corporation from 1991-1997 and went on to serve as Senior Vice President at Omega Digital Data Inc. until June 1998 and started E-Bill Direct, Inc. shortly thereafter. Along with his strong technical and administrative background, Mr. Groves brings considerable experience in the financial areas of acquisitions, divestitures, public offerings and private placements and he will be counted on to contribute in a leadership capacity in all these areas. He currently serves as CEO of Urbana Enterprises Corp. Mr. Groves started with the Registrant in January 2000.


(b)  Robert S. Tyson, Vice President/Secretary/Director.

Mr. Tyson, age 41, is an experienced administrator of 13 years specializing in the development of emerging public companies having held senior management positions or management consulting positions with emerging companies in the manufacturing and high-tech sectors. From 1991 to 1996 Mr. Tyson was president of Watson Bell Communications, Inc. and its predecessor company, Silent Communications Inc. Watson Bell was a public company trading on the Vancouver Stock Exchange that developed a hand-held telecommunications device. Mr. Tyson has spent the past 4 years as a consultant with MCA Equities Ltd., a Vancouver based business consulting firm and has served as an officer and director of the Registrant since 1997. Mr. Tyson is responsible for the corporate affairs of the Registrant, including all issues to do with corporate governance and assisting with finance, administrative, contract and corporate communications issues.

(c)  Greg Alexanian, Director.

Mr. Alexanian, age 35, has developed a strong operations background from his 15 years experience chief operating officer and a major shareholder in a chain of 16 home carpet and accessories retailers, Alexanian Carpet. In January 2000, he left this position to become a director of the Registrant.

(d)  Rick Whittaker, Vice President, Business Development/Director.

Mr. Whittaker, age 42, has extensive experience in the area of wireless monitoring and collection of public utility consumption data for billing purposes. From 1992-1998, he was the Vice President of Sales and a co-founder of Nexsys Commtech International Inc. where he was the project manager responsible for the successful development of a $3 million wireless meter reading project and its pilot testing with 3 Canadian and 1 American utility. He was also the president and co-founder of Enersphere in 1998. Mr. Whittaker is directly responsible for the development and expansion of The Registrant's LocalNet project. He joined the Registrant in January 2000.

Key Employees.

(a)  Henry Tyler, Vice President, Electronic Bill Presentment.

Mr. Tyler, age 54, has more than 20 years experience with leading Canadian companies having mastered skills in analysis, design, development, tactical & strategic planning, project management, administration and sales. Mr. Tyler sold and managed the development and delivery of multi-million dollar E-commerce business solutions to companies such as American Express, IBM and four of Canada's five chartered banks. From 1996-1998, he was Vice President, Sales for Omega Digital Data, Inc. where he was responsible for the sale and delivery of the first hand-held wireless LAN terminal solutions to the Bank of Nova Scotia. He became a partner and Vice President of E-Bill Direct, Inc. in 1999. Mr. Tyler will be responsible to oversee and review all technical and product development issues as well as sales of The Registrant's Electronic Bill Presentment products and solutions. He joined the Registrant in January 2000.

(b)  Marty Parrest, Director of Information Technology.

Mr. Parrest, age 40, has been developing, implementing and managing the use of leading edge information technologies for nearly two decades. From August 1998 to January 2001, he operated his own consulting business, Para-Computing, Inc., which worked with website design, and other internet services. For the period of June 1997 to August 1998, Mr. Parrest was employed as information services national manager for AST Canada (Samsung Division). Prior to that, from September 1995 to June 1997, he served as a marketing database analyst for Xerox Canada. Mr. Parrest, who joined the Registrant in January 2001, is responsible for the development, integration and implementation of the Registrant's Intranet and Internet infrastructure and application systems.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, the Registrant is aware that the Form 4's to reflect five private transactions made by Da-Jung Resourses Corp. (a greater than 10% shareholder of the Registrant) during the fiscal year ended December 31, 2000 were not filed. The Registrant is also aware that a Form 5 to be filed by Da-Jung Resources Corp. to reflect these year 2000 transactions was filed late in the year 2001.
The Registrant is unaware of any other filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.

Prior to the year 2000, none of the officers and directors received any compensation from the Registrant. All directors, officers and key employees have been retained under management contracts, with an effective date of January 1, 2000. None of these individual's total compensation under these contracts, including special allowances or bonuses, will exceeded $70,000 CDN during 2000 (approximately $45,584 as of March 1, 2001). All officers and directors will be reimbursed for expenses incurred on behalf of the Registrant, including director expenses pertaining to attendance at meetings. It is anticipated that additional management will be hired as the Registrant develops and revenue is generated. The salaries paid to new employees will be consistent with the salaries of others in similar positions in the industry.

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and                            compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position                                    award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)

David M.
Groves,
President/
CEO         2000   45,584     0       0       0       0         0       0
            1999      0       0       0       0       0         0       0
            1998      0       0       0       0       0         0       0

During the year 1999, the Registrant cancelled its previous stock option plan along with all outstanding stock options previously granted to directors, officers, and employees of the Registrant. A new stock option incentive plan was adopted during the year and received shareholders' approval. To date, no options have been granted under this plan. There are no other compensation plans of the Registrant.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 1, 2001 (23,338,293 issued and outstanding - this includes the exchangeable shares issued in connection with the acquisition of three subsidiary companies) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors, executive officers, and key employees of the Registrant, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):


Title of     Name and Address of         Amount of        Percent of
Class        Beneficial Owner            Beneficial         Class
                                         Ownership (1)

Common       Da-Jung Resources Corp.       3,639,399         15.59%
Stock        P.O. Box 71
             Road Town, British Virgin
             Islands

Common       David Groves                  1,817,500(2)       7.79%
Stock        22 Haddington Street
             Cambridge, Ontario, N1R 1B9

Common       Richard Whittaker             1,575,000(2)       6.75%
Stock        22 Haddington Street
             Cambridge, Ontario, N1R 1B9

Common       Greg Alexanian                1,102,500(2)       4.72%
Stock        22 Haddington Street
             Cambridge, Ontario, N1R 1B9

Common       Henry Tyler                     725,000(2)       3.02%
Stock        22 Haddington Street
             Cambridge, Ontario, N1R 1B9

Common       Robert S. Tyson                       0          0.00%
Stock        750 West Pender Street
             Suite 804
             Vancouver, British Columbia
             V6C 2T8

Common       Marty Parrest                         0          0.00%
Stock        22 Haddington Street
             Cambridge, Ontario, N1R 1B9

Common       Shares of all directors, executive  5,220,000(2) 22.37%
Stock        officers, and key employees
             as a group (5 persons)

(1) Other than as set forth in footnote (2), none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) These share holding consist solely of shares of the one wholly owned subsidiary of the Registrant, U.R.B.A. Holdings Inc., a private British Columbia corporation, which are exchangeable into shares of the Registrant. U.R.B.A. Holdings Inc. in turn owns all of the issued and outstanding shares of Urbana Enterprises Corp., a private Ontario corporation. Urbana Enterprises Corp. resulted from the merger of three subsidiaries of U.R.B.A. Holdings Inc., Urbana.ca Enterprises Corp. (a British Columbia private corporation), Enersphere.com Inc. (an Ontario private corporation) and E-Bill Direct, Inc. (an Ontario private corporation) on March 10, 2000. Urbana Enterprises Corp. is the operating subsidiary of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders, except as follows:

(a) By virtue of the acquisition of the three acquired entities (Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct, Inc.), and the fact that all directors and officers, except Robert Tyson, are shareholders of one of the acquired entities, said directors and officer beneficially own a cumulative total of 10,450,000 shares in the capital of the Registrant. As such, these individuals are in a position to elect members of the board of directors, set their own compensation and approve affiliated transactions. Although the Registrant's principals intend to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that the Registrant will not, as a result of the conflict of interest described above, possibly enter into arrangements under terms less favorable than it could have obtained had it been dealing with other persons.

(b) During the fiscal year ended December 31, 2000, the Registrant has transactions with directors and former directors of the company and its subsidiaries as follows: expenses paid on behalf of the Registrant and its subsidiaries - $107,125 (1999 - $43,070); management fees incurred by the Registrant and its subsidiaries - $194,444 (1999 - $14,733); and payments and reimbursements made by the Registrant and its subsidiaries - $380,018 (1999 - $20,109).

(c) During the fiscal year ended December 31, 1999, The Registrant incurred $40,000 of consulting fees to a private company controlled by a relative of a former director. During January 2000, The Registrant settled this $40,000 debt by the issuance of 100,000 restricted shares of common stock at a price of $0.40 per share.

During the fiscal year ended December 31, 2000, The
Registrant had transactions with this private company as follows: expenses paid and advances made on behalf of the Registrant and its subsidiaries - $68,804 (1999 - $86,268); and payments and reimbursements made by the Registrant and its subsidiaries - $149,600 (1999 - NIL). Prior to December 31, 1999, $86,268 of
these amounts were settled by the issuance of 215,670 restricted shares of common stock at a price of $0.40 per share.

Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

(e) The Vancouver, British Columbia offices of the Registrant are provided to the company without charge by Mr. Tyson; this office space consists of approximately 100 square feet within a larger office. This office is, in conjunction with other offices of the Registrant, suitable for the purposes of the company at this time.

(f) One of the directors of the Registrant has other business interests to which he devotes time. As a result, certain conflicts of interest may arise between the Registrant and this director which might not be susceptible to resolution. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index hereafter

Index to Financial Statements and Schedules.

                                                               Page

Report of Independent Accountants                                50

Balance Sheets of the Registrant as
of December 31, 2000 and December 31, 1999                       51

Statements of Operations for the year ended
December 31, 2000 and the year ended December 31, 1999           52

Statement of Shareholders' Equity for the year
ended December 31, 2000 and the year ended December 31, 1999     53

Statements of Cash Flows for the year ended
December 31, 2000 and the year ended December 31, 1999           55

Notes to Financial Statements                                    56

Reports on Form 8-K.

Other than as set forth below, there were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report:

(a) A report on Form 8-K/A was filed on October 25, 2000 reflecting the following:

Effective on January 26, 2000, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Kurt D. Saliger, C.P.A., resigned. This accountant did not issue any financial statements for the Registrant. The decision to change accountants was approved by the Board of Directors.

Effective on January 27, 2000, the firm of LaBonte & Co. was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain the new firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

(b) A report on Form 8-K was filed on October 26, 2000 reflecting the following:

Effective on May 27, 1999, the independent accountants who were previously engaged as the principal accountants to audit the Registrant's financial statements, Deloitte & Touche LLP, resigned. The accountants' reports on the financial statements for the fiscal years ended December 31, 1997 and December 31, 1998 neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

Effective on May 27, 1999, Kurt D. Saliger, C.P.A. was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain the new accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Urbana.ca, Inc.



Dated: March 29, 2000                By: /s/ David M. Groves
                                     David M. Groves, President/Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                          Date

/s/ David M. Groves          President/Chief Executive      March 29, 2001
David M. Groves              Officer/Director

/s/  Greg Alexanian          Director                       March 29, 2001
Greg Alexanian

/s/  Robert S. Tyson         Vice                           March 29, 2001
Robert S. Tyson              President/Secretary/Treasurer
                            (principal financial and
                             accounting officer)/Director

/s/  Rick Whittaker          Vice President, Business       March 29, 2001
Rick Whittaker               Development/Director

                           AUDITORS' REPORT

To the Stockholders and Board of Directors of Urbana.ca, Inc.

We have audited the consolidated balance sheets of Urbana.ca, Inc. (a development stage company) as at December 31, 2000 and 1999 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and the changes in stockholders' equity and cash flows for the periods then ended in accordance with generally accepted accounting principles in the United States.

LaBonte & Co.
Chartered Accountants
Vancouver, B.C.
March 7, 2001


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES
REPORTING DIFFERENCES

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 7, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

LaBonte & Co.
Chartered Accountants
Vancouver, B.C.
March 7, 2001

                           URBANA.CA, INC.
                    (A development stage company)
                     CONSOLIDATED BALANCE SHEETS


                                                December 31    December 31
                                                    2000           1999

                                 ASSETS

CURRENT ASSETS
Cash                                           $     17,260   $        535

Funds held in trust                                 158,998              -
Taxes recoverable                                     4,309              -
Prepaid expenses and deposits                       204,974          7,667
Deferred finance fees                                52,800              -
                                                    438,341          8,202

DUE FROM RELATED PARTIES                                  -         64,037

DEFERRED FINANCE FEES                                79,200              -

FURNITURE AND EQUIPMENT, net of
depreciation of $48,701                             136,227              -

GOODWILL, net of amortization of $727,092
(Note 3)                                          2,908,386              -
                                                  3,562,154         72,239

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities            284,345        144,187
Loans payable (Note 4)                            1,470,598         60,000
Advances payable                                    166,511              -

                                                  1,921,454        204,187

DUE TO RELATED PARTIES (Note 7)                      40,164              -

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 5)
  Authorized
   Common stock, $0.001 par value,
   80,000,000 shares
   Preferred stock, $0.001 par value,
   10,000,000 shares
  Issued and outstanding
   12,888,293 (1999 - 11,082,318)
   shares of common stock                           12,888          11,082
Additional paid-in capital                       1,585,833       1,132,549
Special warrant proceeds (Note 5)                  886,405               -
Exchangeable shares (Note 5)                     3,226,500               -
Deficit accumulated during development stage    (4,072,418)     (1,277,309)
Accumulated other comprehensive income (loss)      (38,672)          1,730
                                                 1,600,536        (131,948)

                                                 3,562,154          72,239

The accompanying notes are an integral part of these consolidated financial statement

                           URBANA.CA, INC.
                   (A development stage company)
             CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Year Ended    Year Ended    February 23
                                    December 31   December 31      1993
                                       2000           1999      (Inception)
                                                                     to
                                                                December 31
                                                                   2000

EXPENSES
Consulting and management              504,967       218,285       732,252
Depreciation and amortization          775,793         1,753       781,932
ngineering costs                            -             -       274,170
Interest expense                       97,353             -       106,989
Office and general                    357,018        53,343       639,805
Professional fees                     287,272        23,497       368,371
Rent                                   45,026        18,464        98,107
Salaries and benefits                 283,807             -       367,511
Technology contract fees              443,873             -       443,873
Write-off of interest in mineral
Property                                    -             -        15,000
Write-off of Graphite processing
joint venture                               -       253,408       253,408

NET LOSS FOR THE PERIOD             2,795,109       568,750     4,072,418

BASIC NET LOSS PER SHARE                 0.24          0.06

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                        11,593,659    10,299,764


The accompanying notes are an integral part of these consolidated financial statement

                           URBANA.CA, INC.
                      (A development stage company)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 23,1993 (INCEPTION) TO DECEMBER 31, 2000


                                                      Deficit
                                                      Accumu   Accumu
                                                      Lated    lated
                                                      During   Other
             Common   Exchangeable    Add'l   Special Develop  Compre
             Stock      Shares        Paid    Warrant ment     hensive
        # of           # of           In      Proceed Stage    Income
        Shares  Amount Shares  Amount Capital                          Total

Common
Stock
Issued
for
cash    105,000   105       -       -   2,895       -      -        -    3,000

Net
Loss
Period
ended
December
31, 1993     -      -       -      -        -       -  (2,746)     -   (2,746)

Balance
December
31
1993   105,000    105       -      -    2,895       -  (2,746)    -       254

Netloss
Year
ended
December
31
1994         -      -       -      -        -      -     (61)     -       (61)

Balance
December
31
1994   105,000    105       -      -    2,895      -  (2,807)     -       193

Net
Loss
Year
ended
December
31
1995        -       -       -      -       -       -    (61)     -        (61)

Balance
December
31
1995   105,000    105       -      -   2,895       - (2,868)     -        132

Net
Loss
Year
ended
December
31
1996         -      -       -      -       -       -   (861)     -      (861)

Balance
December
31
1996   105,000    105       -      -   2,895       - (3,729)     -      (729)

Issued
For
Interest
in
mineral
property 150,000  150       -      - 14,850        -      -      -    15,000

Issued
For
Graphite
Process
Ing
Joint
Venture
Invest
Ment
(Note 3)6,000,000 6,000     -      -      -       -       -     -     6,000

Common
Stock
Issued
for
cash     540,000   540      -      - 53,460       -       -     -    54,000

Net
Loss
Year
ended
December
31
1997           -     -      -      -      -       - (37,229)    -   (37,229)

Balance
December
31
1997  6,795,000  6,795      -      - 71,205       - (40,958)    -    37,042

Common
Stock
Issued
for
cash  3,061,350  3,061      -      - 602,385      -      -      -   605,446

Net
Loss
Year
ended
December
31
1998         -      -      -      -       -      - (667,601)    -  (667,601)

Balance
December
31
1998 9,856,350  9,856      -      - 673,590      -(708,559)    -    (25,113)

Issued
For
Consult
ing
services  535,000 535      -       - 172,992       -     -     -    173,527

Shares
Re
Acquired
on
cancella
tion of
contract (360,000)(360)    -      -(133,362)       -     -     -   (133,722)

Issued
On
Settle
ment of
debts 1,050,968  1,051     -     - 419,329        -      -     -    420,380

Net
Loss
Year
ended
December
31
1999         -       -     -     -       -       -  (568,750)  -   (568,750)

Currency
Transla
tion
adjust
ment         -       -     -     -       -       -         - 1,730    1,730

Balance
December
31
1999 11,082,318 11,082     -     - 1,132,549     -(1,277,309)1,730 (131,948)

Issued
On
Settle
ment of
debts  455,975    456      -     -   148,634     -       -      -   149,090

Issued
For
Consult
ing
services 50,000   50       -     -   19,950     -       -      -    20,000

Issued
For
Acquisi
tions
(Note
3)            -    -10,450,000 3,226,500  -     -      -      -  3,226,500

Special
Warrants
issued
for cash
net of
costs         -    -        -         -  - 886,405    -      -     886,405

Issued
For
Pre
Payment
of
consult
ing
services 700,000 700       -         -153,300   -    -      -      154,000

Issued
For
Pre
Payment
of
financing
fees    600,000 600       -        - 131,400   -    -      -      132,000

Net
Loss
Year
ended
December
31
2000         -    -       -       -       -   - (2,795,109) -   (2,795,109)

Currency
Transla
tion
adjust
ment         -    -       -       -      -   -          - (40,402) (40,402)

Balance
December
31
2000
12,888,293 12,888 10,450,000 3,226,500 1,585,833 886,405 (4,072,418)(38,672)
                                                                     1,600,536

The accompanying notes are an integral part of these consolidated financial statement

                             URBANA.CA, INC.
                       (A development stage company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 Year Ended    Year Ended    February 23
                                  December      December        1993
                                  31, 2000      31, 1999     (Inception)
                                                                  to
                                                             December 31
                                                                2000

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss for the period         (2,795,109)     (568,750)   (4,076,557)
Adjustments to reconcile net
loss to net cash from operating
activities:
- depreciation and amortization    775,793         1,753       781,932
- imputed interest on long term
  debt                                   -             -         9,000
- organization costs                     -             -          (308)
- loss on disposal of furniture
  and equipment                          -         2,031         3,620
- write-off of interest in mineral
  property                               -             -        15,000
- write-off of investment in
  graphite processing joint
  venture                                -       253,408       253,408
- net changes in non-cash working
  capital                          319,693       226,419       673,635

CASH USED IN OPERATING
ACTIVITIES                      (1,699,623)      (85,139)    (2,336,131)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of furniture and
Equipment                         (162,572)            -       (173,995)
Proceeds from sale of furniture
and equipment                            -         1,000          1,972
Acquisition of Subsidiaries,
net of cash acquired               (75,602)            -        (75,602)
Investment in graphite
processing joint venture                 -             -        (37,463)
Purchase of other assets                 -             -         (4,500)

CASH FLOWS FROM (USED IN)
INVESTING ACTIVITIES              (238,174)        1,000       (289,588)

CASH FLOWS FROM FINANCING
ACTIVITIES
Advances (to) from related
Parties                           (143,081)       22,231      (108,800)
Payments on agreement payable            -             -       (70,000)
Loan advances, net of interest
and repayments                   1,410,598        60,000     1,470,598
Special warrant proceeds, net
of funds held in trust             727,407             -       727,407
Issuance of common stock                 -             -       662,446

CASH FLOWS FROM FINANCING
ACTIVITIES                       1,994,924        82,231     2,694,433

EFFECT OF EXCHANGE RATE
CHANGES ON CASH                    (40,402)        1,730       (38,672)

(DECREASE) INCREASE IN CASH         16,725          (178)       17,260

CASH, BEGINNING OF PERIOD              535           713             -

CASH, END OF PERIOD                 17,260           535        17,260

Non-cash activities: Refer to Notes 3, 5 and 6.

The accompanying notes are an integral part of these consolidated financial statements


                           URBANA.CA, INC.
                   (A development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was organized on February 23, 1993 under the laws of the State of Delaware as PLR, Inc. On October 3, 1997, it changed its name to Integrated Carbonics Corp. and on October 30, 1997, changed its jurisdiction of incorporation to Nevada. Effective August 13, 1999 the Company changed its name to Urbana.ca, Inc. On April 15, 1999 a wholly-owned subsidiary company, ICC Integrated Carbonics (Canada) Corp. ("ICC"), was incorporated under the laws of British Columbia to facilitate acquisitions in Canada and effective February 22, 2000 changed its name to U.R.B.A. Holdings Inc.

During January, 2000, the Company acquired, through URBA, 100% of the outstanding shares of Urbana.ca Enterprises Corp. ("Urbana.ca Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"), which are in the business of developing and marketing internet-based products and services through the licensing of LocalNet portals and distribution of set top boxes. Effective March 10, 2000, Urbana.ca Enterprises, Enersphere and E-Bill were amalgamated under the statutory laws of the Province of Ontario into a new company named Urbana Enterprises Corp.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and as such has no revenue and is incurring substantial costs in connection with pursuing business opportunities. At December 31, 2000 the Company has a working capital deficiency of $1,483,113 and has losses of $2,795,109 for the year then ended raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing and ultimately to attain profitable operations.

Effective December 27, 2000 the Company arranged for the issuance of up to $350,000 by way of 5 year Convertible Debentures bearing interest at a rate of 5% per year. In addition, the Company arranged for an Equity Credit Line enabling the Company to issue up to $5,000,000 worth of its common stock in stages. The Equity Credit Line becomes effective upon the Company completing its current filing on Form SB-2 and remains in effect for a period of 30 months.

Refer to Notes 6 and 10.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are expressed in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries U.R.B.A. Holdings Inc. ("URBA") and Urbana Enterprises Corp. ("Urbana Enterprises"). All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Goodwill

The company records goodwill at cost less accumulated amortization taken on a straight-line basis over five years. Management reviews the value of goodwill regularly to determine if an impairment has occurred. Based on this review, management does not believe that an impairment in the carrying value has occurred.

Furniture and Equipment

Capital assets are recorded at cost. Depreciation is provided for on a straight-line basis over periods ranging from 24 to 60 months.

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

Financial Instruments

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.
Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). APB No. 25 requires that compensation cost be recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date the options are granted. In addition, as required by SFAS No. 123, the company provides pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Recent accounting pronouncements

On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material effect on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives; as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. As the Company does not currently use derivative instruments, the adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position.

NOTE 3 - ACQUISITIONS

Urbana.ca Enterprises

By agreement dated January 4, 2000, the Company's wholly-owned subsidiary URBA, acquired 100% of the outstanding shares of Urbana.ca Enterprises, a company engaged in distribution of Linux based set top boxes which are used as an alternative method of delivering internet content. Urbana Enterprises was incorporated November 18, 1998 in the province of British Columbia.

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

In anticipation of this acquisition, two shareholders of Urbana.ca Enterprises, each holding a 36.75% interest in Urbana.ca Enterprises, became directors of the Company effective July 21, 1999 and, subsequent to the acquisition, entered into five year management contracts for an aggregate of Cdn$120,000 in year 1 and for amounts to be negotiated for years 2 through 5. In addition, the Company has also agreed to grant a total of 400,000 stock options to these individuals pursuant to the Stock Option Plan implemented in 1999.

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

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $218,616 has been recorded to December 31, 2000.

Effective September 13, 2000, a former principal of Urbana.ca Enterprises resigned as a director and CEO of the Company thus forfeiting all further management compensation and the right to 200,000 stock options pursuant to this acquisition agreement.

Effective October 20, 2000, the other former principal of Urbana.ca Enterprises resigned as a director of Urbana
Enterprises thus forfeiting all further management compensation pursuant to this acquisition agreement.

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

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $162,528 has been recorded to December 31, 2000.

Effective December 31, 2000, the two former principals of E-Bill waived Cdn$25,000 payable pursuant to the management contracts for the period from October 16, 2000 to December 31, 2000.

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

Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years and amortization of $345,948 has been recorded to June 30, 2000.

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

Effective December 31, 2000, the two former principals of Enersphere waived Cdn$30,000 payable pursuant to the management contracts for the period from October 16, 2000 to December 31, 2000.

In addition, effective December 15, 2000 one of these principals of Enersphere resigned as an officer of Urbana Enterprises thus forfeiting all further management compensation and the right to 100,000 stock options pursuant to this acquisition agreement.

NOTE 4 - LOANS PAYABLE

The Company has outstanding loans totaling $1,174,162 plus accrued interest of $74,889 calculated at an annual rate of 8%. These loans were due and payable on March 15, 2000. Subsequent to March 15, 2000 the Company has repaid $110,000 of principal. For the remainder of the unpaid loans, the Company has provided an option to the lenders to convert the principal amount of the loan into units of the Company at a price of $0.57 per unit. Each unit will consist of one common share of the Company and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $5.00 per share. This offer is to be made by way of a prospectus and Registration Statement which have been filed with the applicable Canadian regulatory authorities and Securities and Exchange Commission in the United States.

Subsequent to year end, the Board of Directors to the Company approved a reduction in the per unit conversion price of these loans from $0.57 to $0.30 per unit.

During the year, the Company received additional loans totaling
$217,218 plus accrued interest of $4,329. These loans are payable on demand and bear interest at rates from 8% to 10% per annum.

NOTE 5 - CAPITAL STOCK

On May 7, 1999, at the Company's Annual General Meeting, the shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 shares to 70,000,000 shares.

On June 13, 2000, at the Company's Annual General Meeting, the shareholders approved an increase in the number of authorized shares of common stock from 70,000,000 shares to 80,000,000 shares.

In January 1999, the Company entered into a one-year corporate finance advisory agreement, cancelable at any time on 30 days written notice, and agreed to issue 350,000 restricted shares of common stock at predetermined dates over the course of the contract. 175,000 shares were issued at a value of $39,780 and subsequently the agreement was cancelled.

Also in January 1999, the Company entered into a consulting agreement and issued 360,000 restricted common shares at a value of $133,722. No services were provided under this contract and the parties subsequently agreed to terminate the agreement in August 1999 and the 360,000 shares were reacquired by the Company at no cost and returned to treasury.

In October and November 1999 the Company settled debts totaling
$86,268 to a private company of which an officer is a relative of a former director of the Company, and a former director of Urbana.ca Enterprises, by the issuance of 215,665 restricted shares of common stock at a price of $0.40 per share.

In November 1999 the Company settled its agreement payable by the issuance of 325,000 restricted shares of common stock at a price of $0.40 per share.

In November 1999 the Company settled certain of its trade accounts payable by the issuance of 510,303 restricted shares of common stock at a price of $0.40 per share

In January 2000 the Company settled $40,000 due to a relative of a former director by the issuance of 100,000 restricted shares of common stock at a price of $0.40 per share.

In January 2000 the Company settled a total of $99,900 of accounts payable by the issuance of 333,000 restricted shares of common stock at a price of $0.30 per share relating to consulting agreements dated July 14, 1999 and July 19, 1999.

In January 2000 the Company settled $9,190 of accounts payable by the issuance of 22,975 restricted shares of common stock at a price of $0.40 per share.

In January 2000 the Company issued 50,000 restricted shares of common stock, at a price of $0.40 per share, as a retainer pursuant to a media relations contract dated December 15, 1999.

On December 21, 2000 the Company issued 600,000 restricted shares of common stock, at a price of $0.22 per share, in prepayment of finance fees as described in Note 6.

On December 28, 2000 the Company issued 700,000 restricted shares of common stock, at a price of $0.22 per share, as a retainer pursuant to a consulting agreement dated December 19, 2000.

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

Special warrant proceeds

During the quarter ended June 30, 2000 the Company completed a Special Warrant offering for 847,989 Special Warrants at $1.25 per Special Warrant for proceeds, net of offering costs, of $886,405. Currently $158,998 of these proceeds are being held in trust until the earlier of April 28, 2001 or approval of a Prospectus in the applicable jurisdictions in Canada and a Registration with the Securities and Exchange Commission on Form SB-2. Each Special Warrant is convertible into one common share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant. In addition, the Agent has been granted non-assignable warrants to acquire, without payment of additional consideration, 1 year Compensation Options providing the right to purchase, at $1.25 per unit, a number of units equal to 10% of the number of Special Warrants sold under this offering.

Subsequent to year end, the Board of Directors to the Company approved a reduction in the per unit conversion price of the share purchase warrants from $5.00 to $0.30 per whole share purchase warrant.

Stock Option and Incentive Plans

Effective July 1999 the Company adopted a Stock Option Plan which will provide options to purchase up to 2,000,000 common shares of the Company for its employees, officers and directors. The options that will be granted pursuant to the Stock Option Plan are exercisable at a price of $0.50 which is equal to the fair value of the common shares at the time of adoption of the plan. Effective June 2000 the Company adopted a Stock Incentive Plan which will provide for the granting of options to purchase shares and awarding of shares to employees and officers. The maximum number of shares of common stock of the Company that may be issued pursuant to the Stock Incentive Plan is 4,400,000 shares. The exercise price of options granted pursuant to this plan will be equal to the market price of the common stock on the date of grant. As at December 31, 2000, no stock-based compensation cost has been recorded for any period and no stock options or awards have been issued under either of these plans.

NOTE 6 - FINANCING ARRANGEMENTS

Equity Line of Credit

On December 27, 2000 the Company entered into an equity line of credit agreement with GMF Holdings, Inc. ("GMF"), arranged through the May Davis Group, Inc. ("MDG"), as placement agent. The effective date of the agreement is the date that the SEC first declares effective a registration statement on the Company's common stock. The agreement has a 30-month period commencing on the effective date. Subject to the conditions set out in the agreement, the Company may issue and sell to GMF, and GMF shall purchase, common shares of the Company up to a total purchase price of five million ($5,000,000) dollars. Following an advance notice by the Company to GMF for funds, the price of the shares to be sold is calculated as 91% of the market price, being the lowest closing bid prices of the common stock during the 10 trading day period beginning on the advance notice date and ending on the closing date of the particular closing. The maximum advance amount is equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price during the particular pricing period. On each closing, MDG will be paid a 5% commission on each advance.

In addition, on December 27, 2000, the Company issued to MDG, 600,000 shares at a price of $0.22 per share as additional compensation. This compensation of $132,000 is recorded as deferred finance fees and will be setoff against the gross proceeds of each advance.

Convertible debentures

On December 27, 2000, the Company, entered into a securities purchase agreement with investors arranged through MDG, as placement agent. Under this agreement, the Company can sell to the investors up to $350,000 of the Company's 5% convertible debentures due five years after closing. The debentures are convertible at the holder's option into shares of the Company's
common stock   at any time after closing at the lesser of an
amount equal to a fixed price of 120% of the closing bid price at the time of closing or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date. In connection with sale of the convertible debentures, the Company will pay MDG a 10% commission and other legal fees of up to $10,000. Also, the Company has agreed to issue to MDG on closing, warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.27 per share. The warrants are exercisable in whole or in part to December 27, 2005.

Subsequent to year end, the Company received $287,600, net of legal fees and commissions of $52,400 in connection with the convertible debenture financing. In addition, effective February 12, 2001, the Company has agreed to issue the 100,000 share purchase warrants payable in connection with the closing of this financing.

Registration Rights

Under registration rights agreements, the Company is obligated to register for resale the shares issuable upon conversion of the debentures, shares issuable upon exercise of the warrants issued to MDG in connection with the debenture agreement, shares issuable pursuant to the equity line of credit agreement, and shares issued as compensation to MDG in connection with the equity line of credit.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year the Company had transactions with directors and former directors of the Company and its subsidiaries as follows: expenses paid on behalf of the Company and its subsidiaries - $107,125 (1999 - $43,070); management fees incurred by the Company and its subsidiaries - $194,444 (1999 - $14,733); and payments and reimbursements made by the Company and its subsidiaries - $380,018 (1999 - $20,109).

In addition, the Company had transactions with a private Company controlled by a relative of a former director as follows:
expenses paid and advances made on behalf of the Company and its subsidiaries - $68,804 (1999 - $86,268); and payments and reimbursements made by the Company and its subsidiaries -
$149,600 (1999 - NIL).

In January 2000 the Company settled $40,000 of consulting fees incurred in 1999 due to a relative of a former director by the issuance of 100,000 restricted shares of common stock at a price of $0.40 per share.

Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 8 - INCOME TAXES

The Company has net operating loss carryforwards which result in deferred tax assets. These carryforwards will expire, it not utilized, commencing in 2005. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 - SUBSEQUENT EVENTS

Pursuant to the terms of a consulting agreement dated December 19, 2000 between the Company and Eagle Wireless International, Inc., the Company may be required to issue an additional 500,000 shares of common stock as a result of the Company's SB-2 registration statement not being effective on or before February 15, 2001.

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

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998.

3.2     Certificate of Amendment to Articles of Incorporation
       (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on November 15, 1999).

3.3     Certificate of Amendment of Articles of Incorporation
       (incorporated by reference to Exhibit 3.3 of the Form SB-2/A filed on March 27, 2001).

3.4     Certificate of Amendment of Articles of Incorporation
       (incorporated by reference to Exhibit 3.4 of the Form SB-2/A filed on March 27, 2001).

3.5 Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB/A filed on December 17,
        1999).

4.1     Integrated Carbonics Corp. 1999 Stock Option Plan
       (incorporated by reference to Exhibit 4 to the Form 10-QSB filed on November 15, 1999).

4.2 Form of Private Placement Subscription Agreement between the Registrant and investors (incorporated by reference to Exhibit
        4.2 of the Form SB-2/A filed on March 27, 2001).

4.3 Form of Unit Warrants to Subscribe for Common Shares issued by the Registrant to investors on April 27, 2000 (incorporated by reference to Exhibit 4.3 of the Form SB-2/A filed on March 27,
        2001).

4.4     Form of Non-Assignable Agent's Compensation Options to
        Acquire Units, issued by the Registrant to Groome Capital.com, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.4 of the Form SB-2/A filed on March 27, 2001).

4.5     Form of Non-Assignable Agent's Warrants to Acquire Common
        Shares, issued by the Registrant to Groome Capital.com, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.5 of the Form SB-2/A filed on March 27, 2001).

4.6     Non-Assignable Agent's Warrants to Acquire Compensation
        Options, issued by the Registrant to Groome Capital, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.6 of the Form SB-2/A filed on March 27, 2001).

4.7 Form of Unit Warrants to Subscribe for Common Shares to be issued by the Registrant to holders of converted loans
       (incorporated by reference to Exhibit 4.7 of the Form SB-2/A filed on March 27, 2001).

4.8 Form of Common Stock Purchase Warrant to be issued by the Registrant to Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 4.8 of the Form SB-2/A filed on March 27,
        2001).

4.9 Form of Securities Purchase Agreement between the Registrant and investors (including exhibits) (incorporated by reference to Exhibit 4.9 of the Form SB-2/A filed on March 27, 2001).

4.10    Equity Line of Credit Agreement between the Registrant and
        GMF Holdings, Inc. (including exhibits), dated December 27, 2000 (incorporated by reference to Exhibit 4.10 of the Form SB-2/A filed on March 27, 2001).

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

10.6 Share Exchange and Share Purchase Agreement between the Registrant, ICC Integrated Carbonics (Canada) Corp., and Enersphere.com, Inc., dated December 1, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-QSB filed on May 17,
        2000).

10.7 Share Exchange and Share Purchase Agreement between the Registrant, ICC Integrated Carbonics (Canada) Corp., and The Registrant.ca Enterprises Corp., dated January 4, 2000
       (incorporated by reference to Exhibit 10.7 of the Form 10-QSB filed on May 17, 2000).

10.8 Management Contract between the Registrant and David Groves, dated January 4, 2000 (incorporated by reference to Exhibit 10.8 of the Form SB-2/A filed on March 27, 2001).

10.9    Share Exchange and Share Purchase Agreement between the
        Registrant, ICC Integrated Carbonics (Canada) Corp., and E-Bill Direct, Inc., dated January 10, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-QSB filed on May 17, 2000).

10.10   License Agreement between the Registrant, Eagle
        Wireless International, Inc., and USA Video Interactive Corp., dated January 13, 2000 (incorporated by reference to Exhibit
        10.10 of the Form SB-2/A filed on March 27, 2001).

10.11   Exclusivity Agreement between Urbana.ca Enterprises
        Corp. and Eagle Wireless International, Inc., dated January 17, 2000 (incorporated by reference to Exhibit 10.9 of the Form 10-QSB filed on May 17, 2000).

10.12   Agency Agreement between the Registrant and Groome
        Capital.com, Inc., dated April 10, 2000 (incorporated by reference to Exhibit 10.12 of the Form SB-2/A filed on March 27,
        2001).

10.13   Administration and Services Agreement between the
        Registrant, Groome Capital.com, Inc., and InvestIn.com Securities Corp., dated April 10, 2000 (incorporated by reference to Exhibit
        10.13 of the Form SB-2/A filed on March 27, 2001).

10.14   Special Warrant Agreement between the Registrant and
        Pacific Corporate Trust Company, dated April 27, 2000
       (incorporated by reference to Exhibit 10.14 of the Form SB-2/A filed on March 27, 2001).

10.15 Share Purchase Warrant Agreement between the Registrant and Pacific Corporate Trust Company, dated April 27, 2000
       (incorporated by reference to Exhibit 10.15 of the Form SB-2/A filed on March 27, 2001).

10.16   Escrow Agreement between the Registrant, Groome
        Capital.com, Inc., and Pacific Corporate Trust Company, dated April 27, 2000 (incorporated by reference to Exhibit 10.16 of the Form SB-2/A filed on March 27, 2001).

10.17   Letter Agreement between the Registrant and Ladenburg
        Thalmann & Co. Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.17 of the Form SB-2/A filed on March 27,
        2001).

10.18   Letter of Intent between the Registrant and World Sales
        & Marketing, Inc., dated September 8, 2000 (incorporated by reference to Exhibit 10.18 of the Form 10-QSB filed on November 14, 2000).

10.19   Consulting Agreement between the Registrant and Eagle
        Wireless International, Inc., dated December 19, 2000
       (incorporated by reference to Exhibit 10.19 of the Form SB-2/A filed on March 27, 2001).

10.20 Placement Agent Agreement (convertible debenture) between the Registrant and May Davis Group, Inc., dated December 27, 2000 (including exhibits) (incorporated by reference to Exhibit 10.20 of the Form SB-2/A filed on March 27, 2001).

10.21   Placement Agent Agreement (line of credit) between the
        Registrant and May Davis Group, Inc., dated December 27, 2000 (including exhibits) (incorporated by reference to Exhibit 10.21 of the Form SB-2/A filed on March 27, 2001).

16.1 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on October 25,
        2000).

16.2 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on October 26,
        2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on March 31, 2000).