Form 10QSB
period 2001-03-31
URBANA CA INC
filed 2001-05-11
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001

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

50 West Pender Street, Suite 804, Vancouver, British Columbia    V6C 2T8
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

As of March 31, 2001, the Registrant had 23,338,293 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No  X.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                 PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001          3

         CONSOLIDATED  STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                        4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                        5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS           12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                       18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                     18

ITEM 5.  OTHER INFORMATION                                       18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        18

SIGNATURE                                                        19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                URBANA.CA, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                           March 31, 2001

                                      ASSETS

CURRENT ASSETS
Cash                                                       $       25,862
Funds held in trust                                               158,998
Taxes recoverable                                                  10,204
Prepaid expenses and deposits                                     160,265
Deferred finance fees                                              68,160

                                                                  423,489

DEFERRED FINANCE FEES                                             137,980

FURNITURE AND EQUIPMENT, net of depreciation of $62,942           121,986

GOODWILL, net of amortization of $908,865 (Note 3)              2,726,613

                                                           $    3,410,068

                  LIABILITIES AND STOCK HOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                   $      312,716
Loans payable (Note 4)                                          1,498,622
Advances payable                                                   66,511
                                                                1,877,849

DUE TO RELATED PARTIES                                             32,793

CONVERTIBLE DEBENTURES (Note 5)                                   343,227

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
Capital stock (Note 6)
   Authorized
      Common stock, $0.0001 par value,
      80,000,000 shares
      Preferred stock, $0.001 par value, 10,000,000 shares
   Issued and outstanding
     12,888,293 shares of common stock                             12,888
     Additional paid-in capital                                 1,610,133
     Special warrant proceeds                                     886,405
     Exchangeable shares                                        3,226,500
     Deficit accumulated during development stage              (4,548,477)
     Accumulated other comprehensive income (loss)                (31,250)

                                                                1,156,199
                                                                3,410,068

The accompanying notes are an integral part of these consolidated financial statements

                              URBANA.CA, INC.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three Months   Three Months  February 23
                                        Ended        Ended           1993
                                      March 31      March 31     (Inception to
                                        2001         2000        March 31 2001

REVENUE
License fees                             100,000              -        100,000

EXPENSES
Consulting and management                 90,582        249,926        813,834
Depreciation and amortization            196,014        187,734        977,946
Engineering costs                              -              -        274,170
Interest and finance costs                33,929         19,618        140,918
Office and general                        76,224        149,047        814,136
Professional fees                         68,930         71,458        437,301
Salaries and benefits                     56,212         44,104        423,723
Technology contract fees                  54,168         55,648        498,041
Write-off of interest in mineral
Property                                       -              -         15,000
Write-off of Graphite processing
joint venture                                  -              -        253,408

                                         576,059        777,535      4,648,477

NET LOSS FOR THE PERIOD                 (476,059)      (777,535)    (4,548,477)

BASIC NET LOSS PER SHARE                   (0.04)         (0.07)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                           12,888,293     11,419,635

The accompanying notes are an integral part of these consolidated financial statements

                            URBANA.CA, INC.
                     (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                    Three Months   Three Months  February 23
                                        Ended        Ended           1993
                                      March 31      March 31     (Inception to
                                        2001         2000        March 31 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                 (476,059)      (777,535)    (4,548,477)
Adjustments to reconcile net loss to
net cash from operating activities:

- depreciation and amortization          196,014        187,734        977,946
 - accrued interest expense               31,251              -        119,469
- non-cash consulting fees                38,500              -         38,500
- non-cash finance fees                    2,560              -          2,560
- organization costs                           -              -           (308)
- loss on disposal of furniture and
  equipment                                    -              -          3,620
- write-off of interest in mineral
  property                                     -              -         15,000
- write-off of investment in graphite
  processing joint venture                     -              -        253,408
- net changes in non-cash working
  capital                               (123,715)        22,776        561,970

CASH USED IN OPERATING ACTIVITIES       (331,449)      (567,025)    (2,576,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment            -       (124,322)      (173,995)
Proceeds from sale of furniture and
Equipment                                      -              -          1,972
Acquisition of Subsidiaries, net of
cash acquired                                  -              -        (75,602)
Investment in graphite processing
joint venture                                  -        (75,602)       (37,463)
Purchase of other assets                       -              -         (4,500)

CASH USED IN INVESTING ACTIVITIES              -       (199,924)      (289,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties               (7,371)      (158,698)      (128,221)
Payments on agreement payable                  -              -        (70,000)
Loan advances, net of interest and
Repayments                                     -      1,224,162      1,391,380
Convertible debenture proceeds           340,000              -        340,000
Special warrant proceeds, net of
funds held in trust                            -              -        727,407
Issuance of common stock                       -              -        662,446

CASH FLOWS FROM FINANCING ACTIVITIES     332,629      1,065,464      2,923,012

EFFECT OF EXCHANGE RATE CHANGES ON
CASH                                       7,422        (13,097)       (31,250)

INCREASE IN CASH                           8,602        285,418         25,862

CASH, BEGINNING OF PERIOD                 17,260            535              -

CASH, END OF PERIOD                       25,862        285,953         25,862

Non-cash activities: Refer to Note 6.

The accompanying notes are an integral part of these consolidated financial statements

                                  URBANA.CA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was organized on February 23, 1993 under the laws of the State of Delaware as PLR, Inc. On October 3, 1997, changed its name to Integrated Carbonics Corp. and on October 30, 1997, changed its jurisdiction of incorporation to Nevada. Effective August 13, 1999 the Company changed its name to Urbana.ca, Inc. On April 15, 1999 a wholly-owned subsidiary company, ICC Integrated Carbonics (Canada) Corp. ("ICC"), was incorporated under the laws of British Columbia to facilitate acquisitions in Canada and effective February 22, 2000 changed its name to U.R.B.A. Holdings Inc. ("URBA").

During January 2000 the Company acquired, through URBA, 100% of the outstanding shares of Urbana.ca Enterprises Corp. ("Urbana.ca Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"), which are in the business of developing and marketing internet-based products and services through the licensing of LocalNet portals and distribution of set top boxes. Effective March 10, 2000, Urbana.ca Enterprises, Enersphere and E-Bill were amalgamated under the statutory laws of the Province of Ontario into a new company named Urbana Enterprises Corp. ("Urbana Enterprises").

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and is incurring substantial costs in connection with the development of its business. At March 31, 2001 the Company has a working capital deficiency of $1,454,360 and has accumulated losses since inception of $4,548,477 raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settle its outstanding debts, and ultimately to attain profitable operations.

During the quarter the Company received proceeds of $287,600, net of legal fees and commissions of $52,400 through the issuance of $340,000 of 5 year Convertible Debentures bearing interest at a rate of 5% per year. In addition, the Company arranged for an Equity Credit Line enabling a private institutional investor to purchase up to $5,000,000 worth of its common stock in stages. The Equity Credit Line becomes effective upon the Company completing a filing on Form SB-2 and remains in effect for a period of 30 months.

Refer to Notes 4, 5, 6 and 7.

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are expressed in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries URBA and Urbana Enterprises. All significant intercompany balances and transactions are eliminated on consolidation.

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

Revenue Recognition

The Company licenses its LocalNet portal technology under noncancellable license agreements and recognizes license fee revenue at such time as a license agreement is in force, the technology software has been provided to the customer, the amount of the fee is determinable and collectibility is reasonably assured.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

NOTE 3 - ACQUISITIONS

During January 2000, the Company's wholly-owned subsidiary URBA, acquired 100% of the outstanding shares of Urbana.ca Enterprises, E-Bill and Enersphere. In consideration for these acquisitions, URBA paid a total of $84,828 and issued a total of 10,450,000 non-voting exchangeable shares. The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of URBA held. A holder of an exchangeable share may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Company. URBA may satisfy the resulting obligation in cash or in Company shares at its option. The exchangeable shares are to be held in trust until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

These business combinations have been accounted for using the purchase method of accounting resulting in goodwill upon acquisition which is amortized on a straight-line basis over 60 months determined as follows:

                               Urbana.ca       E-Bill     Enersphere    Total
                               Enterprises

Purchase price - cash                    -          -         84,828     84,828
value of common shares             900,000    796,500      1,530,000  3,226,500
Total purchase price               900,000    796,500      1,614,828  3,311,328
Less: net tangible assets
(liabilities) acquired at
fair value                        (193,102)   (16,145)      (114,903)  (324,150)
Goodwill arising on
acquisition                      1,093,102    812,645      1,729,731  3,635,478
Less: amortization
For the period ended December
31, 2000                          (218,616)  (162,528)      (345,948)  (727,092)
For the three months ended
March 31, 2001                     (54,654)   (40,632)       (86,487)  (181,773)
Goodwill, March 31, 2001           819,832    609,485      1,297,296  2,726,613

NOTE 4 - LOANS PAYABLE

The Company has outstanding loans totaling $1,174,162 plus accrued interest of $98,050 calculated at an annual rate of 8%. These loans were due and payable on March 15, 2000. In lieu of payment, the Company has provided an option to the lenders to convert the principal amount of the loan into units of the Company at a price of $0.30 per unit. Each unit will consist of one common share of the Company and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $5.00 per share. This offer is to be made by way of a prospectus and Registration Statement which have been filed with the applicable Canadian regulatory authorities and Securities and Exchange Commission in the United States.

During 2000, the Company received additional loans totaling
$217,218 which are payable on demand and bear interest at rates from 8% to 10% per annum. As at March 31, 2001, accrued interest on these loans totals $9,192.

NOTE 5 - CONVERTIBLE DEBENTURES

During December 2000, the Company, entered into a securities purchase agreement with investors arranged through May Davis Group, Inc. ("MDG"), as placement agent. During the first quarter, under this agreement, the Company sold to the investors $340,000 of the Company's 5% convertible debentures due five years after closing. As at March 31, 2001 accrued interest on these convertible debentures totals $3,227. The debentures are convertible at the holder's option into shares of the Company's common stock at any time after closing at the lesser of an amount equal to a fixed price of 120% of the closing bid price at the time of closing or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date. In connection with sale of the convertible debentures, the Company paid legal fees and commissions of $52,400 and issued warrants with a value of $24,300. These costs have been recorded as deferred finance fees and will be recognized over the term of the debentures or upon conversion. Refer to Note 6.

NOTE 6 - CAPITAL STOCK

By Directors' resolution dated April 9, 2001, the Company has agreed to issue a total of 550,000 shares of common stock in connection with three separate consulting agreements which have not yet come into effect.

Stock-based compensation

In connection with the convertible debentures issued as described in Note 5, effective February 12, 2001, the Company issued to MDG additional commissions by way of 100,000 warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.27 per share. The warrants are exercisable in whole or in part to December 27, 2005. The fair value of these warrants has been recorded as a financing fee of $24,300.

The Company has accounted for these share purchase warrants issued in exchange for financing services in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, an expected life of five years and an expected volatility of 193%.

NOTE 7 - FINANCING ARRANGEMENTS

Equity Line of Credit

During December 2000 the Company entered into an equity line of credit agreement with GMF Holdings, Inc. ("GMF"), arranged through MDG, as placement agent. The effective date of the agreement is the date that the SEC first declares effective a registration statement on the Company's common stock. The agreement has a 30-month period commencing on the effective date. Subject to the conditions set out in the agreement, the Company may issue and sell to GMF, and GMF shall purchase, common shares of the Company up to a total purchase price of five million ($5,000,000) dollars. Following an advance notice by the Company to GMF for funds, the price of the shares to be sold is calculated as 91% of the market price, being the lowest closing bid prices of the common stock during the 10 trading day period beginning on the advance notice date and ending on the closing date of the particular closing. The maximum advance amount is equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price during the particular pricing period. On each closing, MDG will be paid a 5% commission on each advance.

In connection with this arrangement, the Company issued to MDG, 600,000 shares at a price of $0.22 per share as additional compensation. This compensation of $132,000 is recorded as deferred finance fees and will be setoff on a pro-rata basis against the gross proceeds of each advance.

In May 2001, the Company and MDG agreed in principal to cancel the equity line of credit agreement and the associated placement agent agreement. Urbana is in discussions with this company concerning other possible methods of financing for Urbana.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

During January 2000, the Registrant, through its wholly-owned subsidiary, U.R.B.A. Holdings Inc. ("URBA"), acquired all of the outstanding shares of three Canadian companies which are in the business of developing and marketing internet-based products and services through the licensing of LocalNet portals and distribution of set top boxes. The companies acquired were Urbana.ca Enterprises Corp., E-Bill Direct Inc., and Enersphere.com, Inc.. On March 10, 2000 these companies were amalgamated under the statutory laws of the province of Ontario, Canada to form Urbana Enterprises Corp.

For the quarter ended March 31, 2001, the Registrant had a net loss of $476,059 or $0.04 cents per share. This loss compares with a net loss of $777,535 or $0.07 cents per share for the corresponding quarter ended March 31, 2000. During the quarter ended March 31, 2001, revenue was $100,000 earned on entering into a System Access Agreement with Eagle Wireless International, Inc. During the quarter ended March 31, 2001, expenses totaled $576,059 as follows: consulting and management of $90,582, depreciation and amortization of $196,014, interest and finance costs of $33,929, office and general of $76,224, professional fees of $68,930, salaries and benefits of $56,112 and technology contract fees of $54,168.

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

(d)  Summary

These business combinations have been accounted for using the purchase method of accounting. Goodwill arising on acquisition totaled $3,635,478 and is being amortized on a straight-line basis over 60 months. During the quarter ended March 31, 2001 amortization was $181,773. Goodwill, net of amortization, was $2,726,613 as at March 31, 2001.

Liquidity and Capital Resources.

(a)  General Statement.

The Registrant is a development stage enterprise. The Registrant has only recently generated revenue and is continuing to incur substantial costs in connection with pursuing the development of its business. The Registrant's continued existence is dependent on its ability to obtain sufficient financing to meet its financial needs and ultimately to attain profitable operations.

At March 31, 2001 the Registrant had a working capital deficiency of $1,454,360, inclusive of loans payable, and has accumulated losses since inception of $4,548,477. The Registrant primarily continues to secure its financing requirements by way of equity financing. During the quarter ended March 31, 2001, the Registrant earned $100,000 revenue from an initial licensing fee.

(b)  Issuance of Shares.

No shares were issued during the quarter ended March 31, 2001. The Registrant has agreed to issue common shares in connection with loans payable and financing arrangements as noted below. Also, subsequent to March 31, 2001, the Registrant has agreed to issue a total of 550,000 common shares in connection with three consulting agreements which have not as yet come into effect.

(c)  Loans Payable.

At March 31, 2001, the "convertible" loans of $1,174,162 plus accrued interest of $98,050 (total of $1,272,212) were outstanding. These loans bear interest at an annual rate of 8% and were due and payable on March 15, 2000. The Registrant did not repay these loans and as a result has offered the lenders the right to convert the principal into units of the Registrant at a price of $0.57 per unit (during the quarter ended March 31, 2001, it was amended by the Registrant to $0.30 per unit). Each unit is comprised of one restricted common share of the Registrant and one-half share purchase warrant. Each whole share purchase warrant is exercisable upon issuance at $5.00 per common share for a period of two years. A total of $110,000 of the loans, plus accrued interest, has been repaid.

During the fiscal year ended December 31, 2000, the Registrant received additional loans totaling $217,218. Accrued interest totals $4,329 to December 31, 2000 (total of $221,547). These loans bear interest at rates from 8% to 10% per annum. At March 31, 2001 accrued interest totals $9,192 (total of $226,410).

(d)  Financing Arrangements.

(1)  Special Warrants.

During the year ended December 31, 2000, the Registrant completed a special warrant offering for 847,989 special warrants at $1.25 per special warrant for proceeds, net of offering costs, of $886,405. Subsequent to March 31, 2001, the funds held in trust ($158,998) were released to the Registrant in accordance with the terms of the trust under which they were held. Each special warrant is convertible into one common share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant. Groome Capital.com, Inc., the broker/dealer on this transaction, has been granted non-assignable warrants to acquire, without payment of additional consideration, 1 year compensation options providing the right to purchase, at $0.30 per unit, a number of units equal to 10% of the special warrants sold under this offering.

During the quarter ended March 31, 2001, the board of directors of the Registrant approved a reduction in the per unit conversion price of the share purchase warrants from $5.00 to $0.30 per whole share purchase warrant.

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

In May 2001, the Registrant and May Davis Group, Inc. agreed in principal to cancel the equity line of credit agreement and the associated placement agent agreement. The Registrant is in discussions with this company concerning other possible methods of financing for the Registrant.

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

During the quarter ended March 31, 2001, under this agreement, the Registrant sold to the investors $340,000 of the Registrant's
5 % convertible debentures due five years after closing.  At
March 31, 2001 accrued interest totals $3,227 (total of
$343,227). In connection with the sale of the convertible debentures, the Registrant paid May Davis Group, Inc. a commission and legal fees for a total of $52,400. the Registrant issued to May Davis Group, Inc. additional compensation by way of a warrant to purchase 100,000 shares of the Registrant's common stock at an exercise price of $0.27 per share. The warrants are exercisable in whole or in part to December 27, 2005. The fair value of these warrants has been recorded as a financing fee of $24,300. The total costs are recognized over the 60-month term of the debenture or upon conversion.

(4)  Registration Rights.

Under registration rights agreements, the Registrant is obligated to register for resale the shares issuable upon conversion of the debentures, shares issuable upon exercise of the warrants issued to May Davis Group, Inc. in connection with the debenture agreements.

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

(f)  System Access Agreement.

During the quarter ended March 31, 2001 the Registrant entered into a 10-year System Access Agreement with Eagle Wireless International, Inc. to provide a "turnkey" LocalNet site in Houston, Texas, provide technical support to upload advertising information as it becomes available from local community organizations and facilitate the use of Eagle Wireless International, Inc. set-top boxes (see Exhibit 10.22 to this Form 10-QSB). Eagle Wireless International, Inc. paid a non-refundable initial license fee of $100,000.

(g)  Station Project.

Subsequent to March 31, 2001, the Registrant announced that set-top boxes and LocalNet portal software will be supplied to Greater Sudbury Telecommunications Inc. for Phase I of an $11 million utility broadband project located in Sudbury, Ontario. The Registrant is currently negotiating the portion of Phase 1 to be provided by the Registrant.

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

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB.

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Urbana.ca, Inc.



Dated: May 9, 2001                             By: /s/ David M. Groves
                                               David M. Groves, President

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

10.21   Distributorship Agreement between Urbana Enterprises
        Corp. and J.D. Donahue and Associates Inc., dated February 7, 2001 (incorporated by reference to Exhibit 10.22 of the Form SB-2/A filed on March 27, 2001).

10.22   Houston System Access Agreement between Urbana
        Enterprises Corp. and Eagle Wireless International, Inc., dated March 15, 2001 (see below).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on March 31, 2000).

                                  EX-10.22

                      HOUSTON SYSTEM ACCESS AGREEMENT


This System Access Agreement ("this Agreement"), made this 15th day of March 2001, by and between Urbana Enterprises Corp., a company operating under the laws of the Province of Ontario, and having its principal place of business at 22 Haddington Street, Cambridge, Ontario Canada (hereinafter referred to as ("Urbana") and Eagle Wireless International Inc., a corporation located in the City of League City, in the State of Texas, (hereinafter referred to as the "Licensee").

WHEREAS:

A. Urbana has developed a system ("System"), identified by the Mark "LocalNet" relating to the establishment, development and operation of Internet access and advertising for businesses and professionals which is targeted toward local communities and cities;

B. The distinguishing characteristics of the System include, without limitation, the Local Net home page located at http://houston.urbana.ca featuring proprietary "Business Web" and "Personal Web" Templates, Internet advertisement tools package which includes Internet marketing tools, website development, banner advertising, directory listings, search engine placement and various transaction tools; procedures and techniques for marketing; the LocalNet Confidential Operations Manual ("Manual"); all of which may be changed, improved and further developed by Urbana from time to time;

C. Urbana is the owner of the right, title and interest, together with all the goodwill connected thereto, in and to the trademark "LocalNet" and other trademarks, domain names, service marks and trade dress, associated logos, Commercial symbols, trade names, trademarks, service marks and trade dress as are now, or in the future, designated as an integral part of the System (the "Mark[s]");

D. Urbana is willing to grant Licensee the right to access the features of the System in Houston Texas;

E. Licensee desires to access the Services within the geographical under the terms and conditions contained in this Agreement;

F. Licensee understands and acknowledges the importance of Urbana's high and uniform standards of quality, operations and service and the necessity of operating the System in strict conformity with Urbana's standards and specifications;

G. Urbana expressly disclaims the making of and Licensee acknowledges that it has not received nor relied upon any warranty or guarantee, express or implied, as to the revenues, profits or success of the System contemplated by this Agreement. Licensee acknowledges that it has read this Agreement and that it has no knowledge of any representation by Urbana or its officers, directors, shareholders, employees or agents that are contrary to the statements made in this Agreement or to the terms hereof.

Urbana agrees to:

(a) Provide a complete turnkey LocalNet site with all electronic community information provided to Urbana loaded into the site;

(b) Provide Eagle with support to develop a LocalNet site for their community ("licensed area");

(c) Provide technical support to Eagle to upload advertising information as it becomes available from the community organizations;

(d) Provide training, as well as on and off site support for the community Localnet area;

(e) Provide servers and hosting of the community Localnet content until it is determined that it is more efficient to locate these services locally with the cost of the connectivity from the local internet service providers ("ISPS") to be negotiated by Eagle and paid for by connected customers;

(f) Facilitate the use of the Eagle set-top box to promote the community Localnet

Eagle Agrees to:

(a) Promote, within its fiscal ability in its sole discretion, and assist in obtaining commitments from local businesses, government and other sponsors for set top-box placements in the community;

(b) Promote, within its fiscal ability in its sole discretion, the community Localnet and assist Urbana in obtaining commitments for advertising from local merchants;

(c) Gather local content to develop the database for the community Localnet portal;

(d) Arrange appointments and meetings with local officials as is reasonably required;

(e) Attempt to obtain commitments from local officials such as government, police, fire department and school board to enhance the effectiveness and support from the community; and

(f) Assist in negotiations with local government and other partners to secure funding for hardware, local infrastructure and operations of the community.

NOW, THEREFORE, the parties, in consideration of the undertakings and commitments of each party to the other set forth in this Agreement, hereby agree as follows:

I.  GRANT

A. Urbana hereby grants to Licensee, subject to terms and conditions hereof, a right within the territory hereinafter described to access the System in compliance with the terms and conditions of this Agreement.

B. In consideration of the $100,000 licensee payment ("Development Fee") received December 2000 in connection with the Letter of Intent dated December 19th 2000 and the mutual covenants contained in this Agreement, Urbana hereby grants to Licensee and Licensee hereby accepts a license to access the System, for the Territory of Houston. The License Fee (Development Fee) is fully earned and non-refundable. Urbana hereby grants to Licensee and Licensee hereby accepts the right, license and privilege of using "LocalNet" and other Marks of Urbana solely and only upon and in connection with activities authorized under this Agreement. Licensee acknowledges that Urbana may grant other agreements for the use of the Marks or utilize the Marks in any manner whatsoever subject to the provisions of this Agreement.

II.  TERM

This Agreement shall be effective and binding from the date of its execution, and the term of this Service Agreement shall continue for ten (10) years thereafter, unless sooner terminated as herein provided. At the end of said term, Licensee may renew its license for additional successive terms of ten (10) years without license fee. This Agreement shall terminate in the event that the Houston LocalNet is not launched by May 2, 2003.

III.  PAYMENTS OF MONTHLY SERVICE CHARGES BY LICENSEE

A. During the term of this Agreement, Licensee shall pay to Urbana a monthly service fee, as set forth in this Section, based on a percentage of Advertising Fees paid by Local Net Merchants for the purchase of Local Advertising ("Local Advertising Revenue") to be located within the Territory. Licensee shall pay to Urbana within twenty days (20) after the end of each month, the invoiced amount as recorded through Urbana's enterprise software system, for local paid advertising shown on the Local Net site.

B. During the term of this Agreement, Urbana shall pay to Licensee within twenty (20) days after the end of each month, a percentage of Advertising Fees paid by National Advertisers or Wholesalers of Advertising ("National Advertising Revenue") which are paid to present advertising on the Local Net portal or site in the Territory as recorded through Urbana's enterprise software system.

Access Fee Paid to Urbana

Commission Fee Paid to Eagle

20% of Local Advertising Revenue
80% of National Advertising Revenue
 -re Houston Localnet

IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have duly executed and delivered this Agreement in multiple copies the date and year first above written.

                                   ATTEST:

EAGLE WIRELESS INTERNATIONAL INC.          URBANA ENTERPRISES CORP.



By: /s/  Dean Cubley                       By: /s/  David Groves
Dean Cubley, Chairman                      David Groves, President