Form 10QSB
period 2001-06-30
URBANA CA INC
filed 2001-08-13
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of June 30, 2001, the Registrant had 23,903,293 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001                   3

         CONSOLIDATED  STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                                  4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                                  5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             18

ITEM 5.  OTHER INFORMATION                                               18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                18

SIGNATURE                                                                19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                URBANA.CA, INC.
                       (A development stage company)
                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                                             June 30, 2001
                                   ASSETS

CURRENT ASSETS
Cash                                                         $         803
Funds held in trust                                                      -
Accounts receivable                                                 25,230
Prepaid expenses and deposits                                      196,364
Deferred finance fees                                               70,640

                                                                   293,037

DEFERRED FINANCE FEES                                              143,860
FURNITURE AND EQUIPMENT, net of depreciation of $70,126            109,521
GOODWILL, net of amortization of $1,090,638 (Note 3)             2,544,840

                                                             $   3,091,258

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                           344,818
Loans payable (Notes 4 and 8)                                    1,519,150
Advances payable                                                    66,511

                                                                 1,930,479

DUE TO RELATED PARTIES                                              45,429
CONVERTIBLE DEBENTURES (Note 5)                                    421,662

                                                                 2,397,570

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
Capital stock (Note 6)
Authorized
Common stock, $0.0001 par value, 80,000,000 shares
Preferred stock, $0.001 par value, 10,000,000 shares
Issued and outstanding
13,603,293 (2000 - 12,888,293) shares of common stock              13,603
Additional paid-in capital                                      1,783,518
Special warrant proceeds (Note 8)                                 886,405
Exchangeable shares (Note 6)                                    3,175,500
Deficit accumulated during development stage                   (5,126,998)
Accumulated other comprehensive income (loss)                     (38,340)

                                                                  693,688

                                                                3,091,258

The accompanying notes are an integral part of these interim consolidated financial statements

                               URBANA.CA, INC.
                       (A development stage company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                             Three Months        Six Months       February 23
                                Ended              Ended             1993
                               June 30           June 30         (inception)
                                                                    to
                           2001        2000    2001       2000    June 30 2001

REVENUES
License fees              $      -   $     -  $  100,000  $     -  $  100,000
Service and other income    18,330         -      18,330        -      18,330

                            18,330         -     118,330              118,330

EXPENSES
Consulting and management  102,132    85,467     192,714   335,393    915,966
Depreciation and
Amortization               196,102   194,917     392,116   382,651  1,174,048
Engineering costs                -         -           -         -    274,170
Interest and finance
Costs                       37,027    25,018      70,956    44,636    177,945
Office and general          63,435   138,957     139,659   288,004    877,571
Professional fees           49,125    73,251     118,055   144,709    486,426
Salaries and benefits       37,528   120,698      93,740   164,802    461,251
Technology contract fees   111,502   292,447     165,670   348,095    609,543
Write-off of interest in
mineral property                 -         -           -         -     15,000
Write-off of Graphite
processing joint venture         -         -           -         -    253,408

                           596,851   930,755   1,172,910 1,708,290  5,245,328

NET LOSS FOR THE PERIOD   (578,521) (930,755) (1,054,580)(1,708,290)(5,126,998)

BASIC NET LOSS PER SHARE     (0.05)    (0.08)      (0.08)     (0.15)

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING             12,988,193 11,588,293 12,938,514 11,503,964

The accompanying notes are an integral part of these interim consolidated financial statements

                                 URBANA.CA, INC.
                         (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                      Six Months     Six Months    February 23
                                        Ended          Ended          1993
                                       June 30        June 30      (Inception)
                                        2001            2000           to
                                                                     June 30
                                                                      2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period               $(1,054,580)  $(1,708,290)  $(5,126,998)
Adjustments to reconcile net loss
to net cash from operating activities:
- depreciation and amortization           392,116       382,651     1,174,048
- accrued interest expense                 63,432             -       151,650
- non-cash consulting and contract
  fees                                    114,200             -       114,200
- non-cash finance fees                     6,600             -         6,600
- organization costs                            -             -          (308)
- loss on disposal of furniture and
  equipment                                     -             -         3,620
- write-off of interest in mineral
  property                                      -             -        15,000
- write-off of investment in graphite
  processing joint venture                      -             -       253,408
- net changes in non-cash working
  capital                                 (42,938)      (95,242)      642,747

CASH USED IN OPERATING ACTIVITIES        (521,170)   (1,420,881)    (2,766,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment        (1,864)     (162,572)      (175,859)
Proceeds from sale of furniture and
Equipment                                       -             -          1,972
Acquisition of Subsidiaries, net of cash
Acquired                                        -       (75,602)       (75,602)
Investment in graphite processing joint
Venture                                         -             -        (37,463)
Purchase of other assets                        -             -         (4,500)

CASH USED IN INVESTING ACTIVITIES          (1,864)     (238,174)      (291,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (to) related parties          5,265      (167,806)      (115,585)
Loan advances (repayments)                 (7,218)    1,151,933      1,314,162
Convertible debenture proceeds            414,000             -        414,000
Deferred finance fees                     (64,800)            -        (64,800)
Special warrant proceeds including funds
released from trust                       158,998       727,407        886,405
Issuance of common stock                        -             -        662,446

CASH FLOWS FROM FINANCING ACTIVITIES      506,245     1,711,534      3,096,628

EFFECT OF EXCHANGE RATE CHANGES ON CASH       332        (9,145)       (38,340)

INCREASE IN CASH                          (16,457)       43,334            803

CASH, BEGINNING OF PERIOD                  17,260           535              -

CASH, END OF PERIOD                           803        43,869            803

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

During January 2000 the Company acquired, through URBA, 100% of the outstanding shares of Urbana.ca Enterprises Corp. ("Urbana.ca Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"), which are in the business of developing and marketing internet-based products and services through the licensing of LocalNet portals and distribution of set top boxes. Effective March 10, 2000, Urbana.ca Enterprises, Enersphere and E-Bill were amalgamated under the statutory laws of the Province of Ontario, Canada into a new company named Urbana Enterprises Corp.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and is incurring substantial costs in connection with the development of its business. At June 30, 2001 the Company has a working capital deficiency of $1,637,442 and has accumulated losses since inception of $5,126,998 raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settle its outstanding debts, and ultimately to attain profitable operations.

During the first two quarters of 2001, the Company received proceeds of $349,200, net of legal fees and commissions of $64,800 through the issuance of $414,000 of 5 year Convertible Debentures bearing interest at a rate of 5% per year. In addition, the Company arranged for an Equity Credit Line enabling a private institutional investor to purchase up to $5,000,000 worth of its common stock in stages. The Equity Credit Line will become available upon the Company completing and having declared effective a filing on Form SB-2 and will remain in effect for a period of 30 months. Refer to Note 7.

Unaudited Interim Financial Statements.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Goodwill.

The company records goodwill at cost less accumulated amortization taken on a straight-line basis over five years. Management reviews the value of goodwill regularly and if an impairment has occurred a write down is recorded.

Furniture and Equipment.

Capital assets are recorded at cost. Depreciation is provided for on a straight-line basis over periods ranging from 24 to 60 months.

Revenue Recognition.

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

Financial Instruments.

The fair values of the Company's current assets, liabilities, deferred finance fees and convertible debentures are considered to approximate their carrying values.

NOTE 3 - ACQUISITIONS

During January 2000, the Company's wholly-owned subsidiary URBA, acquired 100% of the outstanding shares of Urbana.ca Enterprises, E-Bill and Enersphere. In consideration for these acquisitions, URBA paid a total of $84,828 and issued a total of 10,450,000 non-voting exchangeable shares (Refer to Note 6). The holders of these shares have been granted votes in the Company on a basis of one vote for each exchangeable share of URBA held. A holder of an exchangeable share may, at any time, require URBA to repurchase the exchangeable share for an amount equal to the then current market value of a common share of the Company. URBA may satisfy the resulting obligation in cash or in Company shares at its option. The exchangeable shares are to be held in trust until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are cancelled.

These business combinations have been accounted for using the purchase method of accounting resulting in goodwill upon acquisition which is amortized on a straight-line basis over 60 months determined as follows:

                            Urbana.ca
                            Enterprises     E-Bill     Enersphere      Total

Purchase price - cash       $         -    $      -    $   84,828   $   84,828
- value of common shares        900,000     796,500     1,530,000    3,226,500

Total purchase price            900,000     796,500     1,614,828    3,311,328
Less: net tangible assets
(liabilities)
acquired at fair value         (193,102)    (16,145)     (114,903)    (324,150)

Goodwill arising on
Acquisition                   1,093,102     812,645     1,729,731    3,635,478

Less: amortization
For the period ended
December 31, 2000             (218,616)    (162,528)     (345,948)    (727,092)
For the six months ended
June 30, 2001                 (109,308)     (81,264)     (172,974)    (363,546)

Goodwill, June 30, 2001        765,178      568,853     1,210,809    2,544,840

NOTE 4 - LOANS PAYABLE

The Company has outstanding loans totaling $1,174,162 plus accrued interest of $121,469 calculated at an annual rate of 8%. These loans were due and payable on March 15, 2000. In lieu of payment, the Company has provided an option to the lenders to convert the principal amount of the loan into units of the Company at a price of $0.30 per unit. Each unit will consist of one common share of the Company and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $5.00 per share. This offer was to be made by way of a prospectus and Registration Statement to be filed with the applicable Canadian regulatory authorities and Securities and Exchange Commission in the United States ("SEC"). The Company's Registration Statement filed with the SEC was declared effective June 28, 2001, however, the Company was unable to obtain approval of its prospectus filed in Canada with the Ontario Securities Commission. The Company has received demands for repayment from certain lenders to whom the Company owes $163,561 plus accrued interest. Certain of these lenders have commenced legal action.

During 2000, the Company received additional loans totalling $217,218 which are payable on demand and bear interest at rates from 8% to 10% per annum. During the period, $7,218 plus accrued interest of $782 was repaid and as at June 30, 2001 loans totalling $210,000 are outstanding with total accrued interest on these loans of $13,519.

NOTE 5 - CONVERTIBLE DEBENTURES

The Company has entered into a securities purchase agreement with investors arranged through May Davis Group, Inc. ("MDG"), as placement agent. During the period, under this agreement, the Company sold to the investors $414,000 of the Company's 5% convertible debentures due five years after closing. As at June 30, 2001 accrued interest on these convertible debentures totals $7,662. The debentures are convertible at the holder's option into shares of the Company's common stock at any time after closing at the lesser of an amount equal to a fixed price of 120% of the closing bid price at the time of closing or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date. In connection with sale of the convertible debentures, the Company paid legal fees and commissions of $64,800 and issued warrants with a value of $24,300. These costs have been recorded as deferred finance fees and will be recognized over the term of the debentures or upon conversion.

NOTE 6 - CAPITAL STOCK

During the period the Company completed the following Capital Stock transactions:

The Company issued 150,000 shares of common stock on conversion of 150,000 exchangeable shares originally issued in connection with the acquisitions described in Note 3. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $51,000.

The Company issued 250,000 shares of common stock with a fair value of $55,000 in prepayment of a one year media relations consulting agreement.

The Company issued 150,000 shares of common stock with a fair value of $33,000 in prepayment of a three month consulting agreement.

The Company issued 150,000 shares of common stock with a fair value of $33,000 in payment of a technology contract completed during the period.

The Company issued 15,000 shares of common stock with a fair value of $2,100 in partial payment of a consulting agreement.

Stock-based compensation.

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

Refer to Note 8.

NOTE 7 - FINANCING ARRANGEMENTS

Equity Line of Credit.

During December 2000 the Company entered into an equity line of credit agreement with GMF Holdings, Inc. ("GMF"), arranged through MDG, as placement agent. This agreement was subsequently cancelled and replaced with a new agreement dated July 20, 2001. The equity credit line will become available upon the Company completing and having declared effective the filing of a registration statement on Form SB-2 qualifying the shares to be issued pursuant to the agreement. The agreement will remain in effect for a period of 30 months thereafter. Subject to the conditions set out in the agreement, the Company may issue and sell to GMF, and GMF shall purchase, common shares of the Company up to a total purchase price of five million ($5,000,000) dollars. Following an advance notice by the Company to GMF for funds, the price of the shares to be sold is calculated as 91% of the market price, being the lowest closing bid prices of the common stock during the 10 trading day period beginning on the advance notice date and ending on the closing date of the particular closing. The maximum advance amount is equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price during the particular pricing period. On each closing, MDG will be paid a 5% commission on each advance.

The Company issued to MDG, 600,000 shares at a price of $0.22 per share as additional compensation. This compensation of $132,000 is recorded as deferred finance fees and will be setoff on a pro-rata basis against the gross proceeds of each advance.

NOTE 8 - SUBSEQUENT EVENTS

The Company issued 880,000 shares of common stock to certain directors, officers and relatives on conversion of 880,000 exchangeable shares originally issued in connection with the acquisitions described in Note 3 with an underlying carrying value of $268,400.

The Company completed a Securities Purchase Agreement with Eagle Wireless International, Inc. ("Eagle"), a United States public company. Under this agreement, the Company issued 3,600,000 restricted shares of common stock to Eagle in return for 200,000 shares of the common stock of Eagle. To date the Company has sold 100,000 of the Eagle shares for net proceeds of approximately $103,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

During January 2000, the Registrant, through its wholly owned subsidiary, U.R.B.A. Holdings Inc. ("URBA"), acquired all of the outstanding shares of three Canadian companies which are in the business of developing and marketing internet-based products and services through the licensing of LocalNet portals and distribution of set-top boxes. The companies acquired were Urbana.ca Enterprises Corp., E-Bill Direct Inc., and Enersphere.com, Inc.. On March 10, 2000, these companies were amalgamated under the statutory laws of the province of Ontario, Canada to form Urbana Enterprises Corp.

For the six-month period ended June 30, 2001, the Registrant had a net loss of $1,054,580 or $0.08 cents per share. This loss compares with a net loss of $1,708,290 or $0.15 cents per share for the corresponding six-month period ended June 30, 2000. During the six-month period ended June 30, 2001, revenue was $118,330 earned from entering into a System Access Agreement with Eagle Wireless International, Inc. ("Eagle"), a United States public company, and from service and other income. During the six-month period ended June 30, 2001, expenses totaled $1,172,910 as follows: consulting and management of $192,714, depreciation and amortization of $392,116, interest and finance costs of $70,956, office and general of $139,659, professional fees of $118,055, salaries and benefits of $93,740 and technology contract fees of $165,670.

(a)  Urbana Enterprises.

Urbana.ca Enterprises Corp. was incorporated November 18, 1998 in the province of British Columbia, Canada. Urbana.ca. Enterprises Corp. was engaged in the distribution of Linux based set-top boxes used as an alternative method of delivering Internet content.

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

The terms of the acquisition agreement required the Registrant to issue 3,000,000 common shares to ensure URBA has sufficient shares of the Registrant to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Registrant signed five-year management contracts with the two principals. The Registrant agreed to grant a total of 400,000 stock options to these individuals. On September 13, 2000, a former principal of Urbana.ca Enterprises Corp. resigned as a director and CEO of the Registrant thus forfeiting further management compensation and the right to 200,000 stock options pursuant to this acquisition agreement. On October 20, 2000, the other former principal resigned as a director of Urbana Enterprises Corp. thus forfeiting further management compensation pursuant to this acquisition agreement.

The business combination has been accounted for using the purchase method of accounting. The 3,000,000 shares issued on acquisition have been valued at $0.30 per share for a purchase price of $900,000. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

(b)  E-Bill.

E-Bill Direct Inc. was incorporated May 27, 1999 in the province of Ontario, Canada. E-Bill Direct Inc. is engaged in designing, developing and providing electronic presentment and payment services to the business community.

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

The business combination has been accounted for using the purchase method of accounting. The 2,950,000 shares issued on acquisition have been valued at $0.27 per share for a purchase price of $796,500. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

(c)  Enersphere.

Enersphere.com, Inc. was incorporated September 28, 1999 in the province of Ontario, Canada. Enersphere.com, Inc. is a content company that utilizes set-top boxes as its medium to deliver internet and intranet-based services to customers.

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

The terms of the acquisition agreement required the Registrant to issue 4,500,000 common shares to ensure URBA has sufficient shares of the Registrant to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, the Registrant signed two-year management contracts with the two principals. The Registrant agreed to grant a total of 200,000 stock options to these individuals. On December 15, 2000, one of the former principals of Enersphere.com, Inc. resigned as an officer of Urbana Enterprises Corp. thus forfeiting further management compensation and the right to 100,000 stock options pursuant to this acquisition agreement.

The business combination has been accounted for using the purchase method of accounting. The 4,500,000 shares issued on acquisition have been valued at $0.34 per share for a purchase price of $1,614,828, including the cash payment. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

(d)  Summary.

These business combinations have been accounted for using the purchase method of accounting. Goodwill arising on acquisition totaled $3,635,478 and is being amortized on a straight-line basis over 60 months. During the six-month period ended June 30, 2001 amortization was $363,546. Goodwill, net of amortization, was $2,544,840 at June 30, 2001.

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

At June 30, 2001 the Registrant had a working capital deficiency of $1,637,442, inclusive of loans payable, and has accumulated losses since inception of $5,126,998. The Registrant primarily continues to secure its financing requirements by way of equity and debt financing. During the six month period ended June 30, 2001 the Registrant earned $118,330 revenue from an initial licensing fee and from service and other income.

(b)  Issuance of Shares.

During the six-month period ended June 30, 2001 the Registrant completed the following capital stock transactions:

(1) The Registrant issued 150,000 shares of common stock on conversion of 150,000 exchangeable shares originally issued in connection with the acquisitions of Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct Inc.. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $51,000.

(2) The Registrant issued 250,000 shares of common stock with a fair value of $55,000 in prepayment of a one year media relations consulting agreement.

(3) The Registrant issued 150,000 shares of common stock with a fair value of $33,000 in prepayment of a three month consulting agreement.

(4) The Registrant issued 150,000 shares of common stock with a fair value of $33,000 in payment of a technology contract completed during the period.

(5) The Registrant issued 15,000 shares of common stock with a fair value of $2,100 in partial payment of a $4,200 consulting agreement completed during the period of which $2,100 remains payable as at June 30, 2001.

Subsequent to June 30, 2001, the Registrant completed the following capital stock transactions:

(1) The Registrant issued 880,000 shares of common stock on conversion of 880,000 exchangeable shares originally issued in connection with the acquisitions of Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct Inc.. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $268,400.

(2) The Registrant completed a Securities Purchase Agreement with Eagle Wireless International Inc. Under this agreement, the Registrant issued 3,600,000 restricted shares of common stock to Eagle in return for 200,000 shares of the common stock of Eagle. To date the Registrant has sold 100,000 of the Eagle shares for net proceeds of approximately $103,000.

The Registrant has agreed to issue common shares in connection with loans payable and financing arrangements as noted below.

(c)  Loans Payable.

At June 30, 2001 the "convertible" loans of $1,174,162 plus accrued interest of $121,469 (total of $1,295,631) were outstanding. These loans bear interest at an annual rate of 8% and were due and payable on March 15, 2000. The Registrant did not repay these loans and as a result has offered the lenders the right to convert the principal into units of the Registrant at a price of $0.57 per unit (during the quarter ended March 31, 2001, it was amended by the Registrant to $0.30 per unit). Each unit is comprised of one restricted common share of the Registrant and one-half share purchase warrant. Each whole share purchase warrant is exercisable upon issuance of $5.00 per common share for a period of two years. A total of $110,000 of the loans, plus accrued interest, has been repaid. The Registrant has received demands for repayment from certain lenders to whom the Registrant owes $163,561, plus accrued interest. Certain of these lendors have commenced legal action.
The offer to the lenders by the Registrant was to be made by way of a prospectus and Registration Statement to be filed with the applicable Canadian regulatory authorities and the Securities and Exchange Commission in the United States ("SEC"). The Registrant's Registration Statement filed with the SEC was declared effective June 28, 2001, however, the Registrant was unable to obtain approval of its prospectus filed in Canada with the Ontario Securities Commission.

During the fiscal year ended December 31, 2000, the Registrant received additional loans totaling $217,218 are payable on demand and bear interest at rates from 8% to 10% per annum. During the six-month period ended June 30, 2001, $7,218 of these loans, plus accrued interest, has been repaid. At June 30, 2001 these additional loans of $210,000 plus accrued interest of $13,519 (total of $223,519) were outstanding.

(d)  Financing Arrangements.

(1)  Special Warrants.

During the year ended December 31, 2000, the Registrant completed a special warrant offering for 847,989 special warrants at $1.25 per special warrant for proceeds, net of offering costs, of $886,405. During the six-month period ended June 30, 2001, the funds held in trust ($158,998) were released to the Registrant in accordance with the terms of the trust under which they were held. Each special warrant is convertible into one common share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant. Groome Capital.com, Inc., the broker/dealer on this transaction, has been granted non-assignable warrants to acquire, without payment of additional consideration, 1 year compensation options providing the right to purchase, at $.30 per unit, a number of units equal to 10% of the special warrants sold under this offering.

During the six-month period ended June 30, 2001, the board of directors of the Registrant approved a reduction in the per unit conversion price of the share purchase warrants from $5.00 to $0.30 per whole share purchase warrant.

(2)  Equity Line of Credit.

On December 27, 2000, the Registrant entered into an equity line of credit agreement with GMF Holdings, Inc. arranged through May Davis Group, Inc., as broker/dealer and placement agent. This agreement was subsequently cancelled and replaced with a new agreement dated July 20,2001. The effective date of the agreement is the date that the SEC first declares effective a registration statement on the Registrant's common stock. The agreement has a 30-month period commencing on the effective date. Subject to the conditions set out in the agreement, the Registrant may issue and sell to GMF Holdings, Inc., and GMF Holdings, Inc. shall purchase, common shares of the Registrant up to a total purchase price of $5,000,000 dollars. Following an advance notice by the Registrant to GMF Holdings Inc. for funds, the price of the shares to be sold is calculated as 91% of the market price, being the lowest closing bid prices of the common stock during the 10 trading day period beginning on the advance notice date and ending on the closing date of the particular closing. The maximum advance amount is equal to 150% of the average daily volume of the Registrant's common stock multiplied by the purchase price during the particular pricing period. On each closing, May Davis Group, Inc. is to be paid commission of 5% of the gross proceeds of each advance.

The Registrant issued to May Davis Group, Inc., 600,000 shares at a price of $0.22 per share as additional compensation. This compensation of $132,000 is recorded as deferred finance fees and will be setoff against the gross proceeds of each advance.

(3)  Convertible Debentures.

On December 27, 2000, the Registrant, entered into a securities purchase agreement with investors arranged through May Davis Group, Inc. as broker/dealer and placement agent. Under this agreement, the Registrant can sell to the investors up to $440,000 of the Registrant's 5% convertible debentures due five years after closing. The debentures are convertible at the option of the holder into shares of the Registrant's common stock at any time after closing at the lesser of an amount equal to a fixed price of 120% of the closing bid price at the time of closing per share or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date.

During the six-month period ended June 30, 2001, under this agreement, the Registrant sold to the investors $414,000 of the Registrant's 5 % convertible debentures due five years after closing. At June 30, 2001 accrued interest totals $7,662 (total of $421,662). In connection with the sale of the convertible debentures, the Registrant paid May Davis Group, Inc. a commission and legal fees for a total of $64,800. The Registrant issued to May Davis Group, Inc. additional compensation by way of 100,000 warrants to purchase 100,000 shares of the Registrant's common stock at an exercise price of $0.27 per share. The warrants are exercisable in whole or in part to December 27, 2005. The fair value of these warrants has been recorded as a financing fee of $24,300. The total costs are recognized over the 60-month term of the debenture or upon conversion.

(4)  Registration Rights.

Under registration rights agreements, the Registrant is obligated to register for resale the shares issuable upon conversion of the debentures and shares issuable upon exercise of the warrants issued to May Davis Group, Inc. in connection with the debenture agreement, shares issuable pursuant to the equity line of credit agreement, and shares issued as compensation to May Davis Group, Inc. in connection with the equity line of credit.

(e)  Strategic Alliance Agreement.

During the six-month period ended June 30, 2001, the Registrant entered into a new strategic partnership agreement with Eagle to provide non-exclusive joint marketing and installation services for set-top boxes. The agreement also provides for lease financing through Eagle under certain conditions and acceptable credit terms and for the sharing of recurring revenues between the two companies.

(f)  System Access Agreement.

During the six-month period ended June 30, 2001 the Registrant entered into a 10-year System Access Agreement with Eagle Wireless International Inc. to provide a "turnkey" LocalNet site in Houston, Texas, provide technical support to upload advertising information as it becomes available from local community organizations and facilitate the use of Eagle set-top boxes. Eagle paid a non-refundable initial license fee of $100,000.

(g)  Station Project.

During the six-month period ended June 30, 2001, the Registrant announced that set-top boxes and LocalNet portal software will be supplied to Greater Sudbury Telecommunications Inc. for Phase I of an $11 million utility broadband project located in Sudbury, Ontario, Canada. The Registrant is currently negotiating the portion of Phase 1 to be provided by the Registrant. The Utility project is awaiting approval of government funding.

(h)  LocalNet Portal.

During the six-month period ended June 30, 2001 the Registrant announced that a LocalNet Portal was launched in Cambridge, Ontario, Canada. Urbana will retain all revenues from the sale of local and national advertising.

(i)  Video-on-Demand.

During the six-month period ended June 30, 2001 the Registrant announced that a strategic alliance has been entered into with Callisto Media Systems Inc., Hull, Quebec, Canada to provide video streaming through the Registrant's set-top boxes. Video streaming will add new and exciting content to the Registrant's set-top boxes.

(j)  Service Agreement.

Subsequents to the six-month period ended June 30, 2001 the Registrant announced that a service agreement had been entered into with the Alcohol and Drug Recovery Association ("ADRAO") of Ontario to bring ADRAO's health promotion and prevention program to the World Wide Web.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

On July 31, 2001, Allan Drewlo, Steve Copp, Matt Johnstone, and Steve Shuchat ("Plaintiffs") filed a complaint in the Superior Court of Justice in London, Ontario, Canada for alleged breach of a loan agreement between each of the Plaintiffs and the Registrant (Allan Drewlo, Steve Copp, Matt Johnstone, and Steve Shuchat v. Urbana.ca, Inc., Court File No. 37435). Plaintiffs claim that they are owed a total of $37,561 plus interest, by the Registrant. The Registrant will contest this matter vigorously; management cannot take any position at this time as to the likely outcome of the matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2001, the Registrant made the following issuances of unregistered securities:

The Registrant issued 150,000 shares of common stock on conversion of 150,000 exchangeable shares originally issued in connection with the acquisitions of Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct Inc.. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $51,000. This offering was undertaken under Regulation S by the fact that:

the sales were made in offshore transactions;

no directed selling efforts were made in the United States by the company; and

offering restrictions were implemented in compliance with Rule 902(g) under the Securities Act of 1933, the sales were not made to U.S. persons or for the account or benefit of U.S. persons, and the sales were made pursuant under the following conditions:

the purchasers certified that they were not U.S. persons and were not acquiring the securities for the account or benefit of any U.S. person;

the purchasers agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act;

the securities contain a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and that hedging transactions involving those securities may not be conducted unless in compliance with the Act; and

the company is required by contract to refuse to register any transfer of the securities not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                                     SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Urbana.ca, Inc.



Dated: August 10, 2001                            By: /s/ David M. Groves
                                                  David M. Groves, President

                                EXHIBIT INDEX

Number                        Exhibit Description

2.1 Articles of Merger and Merger Agreement of Foreign Corporation into Integrated Carbonics Corp., dated October 31, 1997
       (incorporated by reference to Exhibit 2 to the Registration
        Statement on Form 10-SB/A filed on December 17, 1998).

2.2 Amalgamation Agreement between Urbana.ca Enterprises Corp., Enersphere.com, Inc., and E-Bill Direct Inc., dated March 3, 2000
       (incorporated by reference to Exhibit 2.2 of the Form 10-QSB filed on May 17, 2000).

3.1 Articles of Incorporation, dated October 9, 1997 (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998.

3.2 Certificate of Amendment of Articles of Incorporation, dated June 7, 1999 (incorporated by reference to Exhibit 3.2 of the Form SB-2/A filed on June 27, 2001).

3.3 Certificate of Amendment to Articles of Incorporation, dated July 16, 1999 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on November 15, 1999).

3.4 Certificate of Amendment of Articles of Incorporation, August 16, 2000 (incorporated by reference to Exhibit 3.4 of the Form SB-2/A filed on June 27, 2001).

3.5 Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB/A filed on December 17,
        1999).

4.1 Integrated Carbonics Corp. 1999 Stock Option Plan, dated July 27, 1999 (incorporated by reference to Exhibit 4 to the Form 10-QSB filed on November 15, 1999).

4.2 Form of Loan Agreement and Promissory Note between Urbana and lenders (incorporated by reference to Exhibit 4.2 of the Form SB-2/A filed on June 27, 2001).

4.3 Retainer Stock Plan for Non-Employee Directors and Consultants (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on
        February 24, 2000).

4.4 Form of Private Placement Subscription Agreement between Urbana and investors (incorporated by reference to Exhibit 4.4 of the Form SB-2/A filed on June 27, 2001).

4.5 Form of Unit Warrants to Subscribe for Common Shares issued by Urbana to investors on April 27, 2000 (incorporated by reference to Exhibit 4.5 of the Form SB-2/A filed on June 27, 2001).

4.6 Form of Non-Assignable Agent's Compensation Options to Acquire Units, issued by Urbana to Groome Capital.com, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.6 of the Form SB-2/A filed on June 27, 2001).

4.7 Form of Non-Assignable Agent's Warrants to Acquire Common Shares, issued by Urbana to Groome Capital.com, Inc. on April 27, 2000
       (incorporated by reference to Exhibit 4.7 of the Form SB-2/A filed on June 27, 2001).

4.8 Non-Assignable Agent's Warrants to Acquire Compensation Options, issued by Urbana to Groome Capital, Inc. on April 27, 2000
       (incorporated by reference to Exhibit 4.8 of the Form SB-2/A filed on June 27, 2001).

4.9 Form of Addendum to Loan Agreement between Urbana and lenders (incorporated by reference to Exhibit 4.9 of the Form SB-2/A filed on June 27, 2001).

4.10 Form of Unit Warrants to Subscribe for Common Shares to be issued by Urbana to holders of convertable loans (incorporated by reference to Exhibit 4.10 of the Form SB-2/A filed on June 27,
        2001).

4.11 Form of Common Stock Purchase Warrant to be issued by Urbana to Ladenburg Thalmann & Co. Inc. (incorporated by reference to
        Exhibit 4.11 of the Form SB-2/A filed on June 27, 2001).

4.12 Form of Securities Purchase Agreement between Urbana and investors (including exhibits) (incorporated by reference to Exhibit 4.12 of the Form SB-2/A filed on June 27, 2001).

4.13 Form of Addendum to Loan Agreement (Amendment No. 2) between Urbana and lenders (incorporated by reference to Exhibit 4.13 of the Form SB-2/A filed on June 27, 2001).

4.14 Consulting Agreement between the company and Jacob Angrest, dated March 29, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on June 12, 2001).

4.15    Amended and Restated Retainer Stock Plan for Non-Employee
        Directors and Consultants, dated April 1, 2001 (incorporated by reference to Exhibit 4.3 of the Form S-8 POS filed on June 12, 2001).

4.16 Media Consulting Contract between Urbana and Loretta Paul, doing business as Gruntwerk Media Enterprises, dated April 2, 2001
       (incorporated by reference to Exhibit 4.4 of the Form S-8 POS filed on June 6, 2001).

4.17 Agreement for Consulting Services between Urbana Enterprises Corp. and Mark Enchin, dated April 20, 2001 (incorporated by reference to Exhibit 4.5 of the Form S-8 POS filed on June 6, 2001).

4.18 Agreement for Consulting Services between Urbana and William Haseltine, dated June 8, 2001 (incorporated by reference to
        Exhibit 4.6 of the Form S-8 POS filed on June 12, 2001).

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

10.6 Share Exchange and Share Purchase Agreement between Urbana, ICC Integrated Carbonics (Canada) Corp., and Enersphere.com, Inc., dated December 1, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-QSB filed on May 17, 2000).

10.7 Management Agreement between Urbana, Enersphere.com, Inc., and Rick Whittaker, dated December 22, 1999 (incorporated by reference to Exhibit 10.7 of the Form SB-2/A filed on June 27, 2001).

10.8 Management Agreement between Urbana, Enersphere.com, Inc., and John Cullen, dated December 22, 1999 (incorporated by reference to
        Exhibit 10.8 of the Form SB-2/A filed on June 27, 2001).

10.9 Share Exchange and Share Purchase Agreement between Urbana, ICC Integrated Carbonics (Canada) Corp., and Urbana.ca Enterprises Corp., dated January 4, 2000 (incorporated by reference to Exhibit
        10.7 of the Form 10-QSB filed on May 17, 2000).

10.10 Management Agreement between Urbana and Jason Cassis, dated January 4, 2000 (incorporated by reference to Exhibit 10.10 of the Form SB-2/A filed on June 27, 2001).

10.11 Management Agreement between Urbana and Gregory Alexanian, dated January 4, 2000 (incorporated by reference to Exhibit 10.11 of the Form SB-2/A filed on June 27, 2001).

10.12 Share Exchange and Share Purchase Agreement between Urbana, ICC Integrated Carbonics (Canada) Corp., and E-Bill Direct, Inc., dated January 10, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-QSB filed on May 17, 2000).

10.13 Management Contract between Urbana and David Groves, dated January 10, 2000 (incorporated by reference to Exhibit 10.13 of the Form SB-2/A filed on June 27, 2001).

10.14 Management Agreement between Urbana, E-Bill Direct, Inc., and Henry Tyler, dated January 10, 2000 (incorporated by reference to
        Exhibit 10.14 of the Form SB-2/A filed on June 27, 2001).

10.15 License Agreement between Urbana, Eagle Wireless International, Inc., and USA Video Interactive Corp., dated January 13, 2000
       (incorporated by reference to Exhibit 10.15 of the Form SB-2/A filed on June 27, 2001).

10.16 Exclusivity Agreement between Urbana.ca Enterprises Corp. and Eagle Wireless International, Inc., dated January 17, 2000
       (incorporated by reference to Exhibit 10.9 of the Form 10-QSB filed on May 17, 2000).

10.17 Agency Agreement between Urbana and Groome Capital.com, Inc., dated April 10, 2000 (incorporated by reference to Exhibit 10.17 of the Form SB-2/A filed on June 27, 2001).

10.18 Administration and Services Agreement between Urbana, Groome Capital.com, Inc., and InvestIn.com Securities Corp., dated April 10, 2000 (incorporated by reference to Exhibit 10.18 of the Form SB-2/A filed on June 27, 2001).

10.19 Special Warrant Agreement between Urbana and Pacific Corporate Trust Company, dated April 27, 2000 (incorporated by reference to
        Exhibit 10.19 of the Form SB-2/A filed on June 27, 2001).

10.20 Share Purchase Warrant Agreement between Urbana and Pacific Corporate Trust Company, dated April 27, 2000 (incorporated by reference to Exhibit 10.20 of the Form SB-2/A filed on June 27,
        2001).

10.21 Escrow Agreement between Urbana, Groome Capital.com, Inc., and Pacific Corporate Trust Company, dated April 27, 2000
       (incorporated by reference to Exhibit 10.21 of the Form SB-2/A filed on June 27, 2001).

10.22 Letter Agreement between Urbana and Ladenburg Thalmann & Co. Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.22 of the Form SB-2/A filed on June 27, 2001).

10.23 Letter of Intent between Urbana and World Sales & Marketing, Inc., dated September 8, 2000 (incorporated by reference to Exhibit
        10.18 of the Form 10-QSB filed on November 14, 2000).

10.24   Consulting Agreement between Urbana and Eagle Wireless
        International, Inc., dated December 19, 2000 (incorporated by reference to Exhibit 10.24 of the Form SB-2/A filed on June 27,
        2001).

10.25 Placement Agent Agreement (convertible debenture) between Urbana and May Davis Group, Inc., dated December 27, 2000 (including exhibits) (incorporated by reference to Exhibit 10.25 of the Form SB-2/A filed on June 27, 2001).

10.26 Distributorship Agreement between Urbana Enterprises Corp. and J.D. Donahue and Associates Inc., dated February 7, 2001
       (incorporated by reference to Exhibit 10.26 of the Form SB-2/A filed on June 27, 2001).

10.27 Houston System Access Agreement between Urbana Enterprises Corp. and Eagle Wireless International, Inc., dated March 15, 2001
       (incorporated by reference to Exhibit 10.22 of the Form 10-QSB filed on May 11, 2001).