Form 10QSB
period 2001-09-30
URBANA CA INC
filed 2001-11-19
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


         (MARK ONE)

      |X|     Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                                  For the quarterly period ended SEPTEMBER 30, 2001

      |_|     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  For the transition period from _______ to _______.

                          Commission File No. 000-28321

                                 URBANA.CA, INC.
                   (Name of Small Business Issuer in Its Charter)

NEVADA                                                   88-0393257
------                                                   ----------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer Identification No.)
or Organization)
750 WEST PENDER STREET, SUITE 804                        V6C 2TB
---------------------------------                        -------
VANCOUVER, BRITISH COLUMBIA                              (Zip Code)
----------------------------
(Address of Principal Executive Offices)
                                          (604) 682-8445
                                          --------------
                     (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

         There were 33,528,835 shares of Common Stock outstanding as of November 13, 2001.

                                 URBANA.CA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)






CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  URBANA.CA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                                                             September 30,      December 31,
                                                                                  2001              2000
-------------------------------------------------------------------------- ------------------ -----------------
                                                                             (Unaudited)
                                                            ASSETS
CURRENT ASSETS
   Cash                                                                      $                     $
                                                                                       7,333            17,260
   Funds held in trust                                                                     -           158,998
   Accounts receivable                                                                16,137             4,309
   Prepaid expenses and deposits                                                     116,947           204,974
   Deferred finance fees                                                              72,960            52,800
-------------------------------------------------------------------------- ------------------ -----------------

                                                                                     213,377           438,341

DEFERRED FINANCE FEES                                                                150,500            79,200
FURNITURE AND EQUIPMENT, net of depreciation of $84,539                               95,108           136,227
GOODWILL, net of amortization of $1,272,411 (Note 3)                               2,363,067         2,908,386
-------------------------------------------------------------------------- ------------------ -----------------


                                                                             $     2,822,052       $ 3,562,154
========================================================================== ================== =================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                  $      354,902        $   284,345
   Loans payable (Note 4)                                                         1,179,126          1,470,598
   Advances payable                                                                  66,511            166,511
-------------------------------------------------------------------------- ------------------ -----------------

                                                                                   1,600,539         1,921,454

DUE TO RELATED PARTIES                                                                25,545            40,164
CONVERTIBLE DEBENTURES (Note 5)                                                      453,050                 -
-------------------------------------------------------------------------- ------------------ -----------------

                                                                                   2,079,134         1,961,618
-------------------------------------------------------------------------- ------------------ -----------------

CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY
     Capital stock (Note 6)
          Authorized
             Common stock, $0.0001 par value, 80,000,000 shares
             Preferred stock, $0.001 par value, 10,000,000 shares

          Issued and outstanding
           19,316,623 (2000 - 12,888,293) shares of common stock                      19,316            12,888
   Additional paid-in capital                                                      2,643,805         1,585,833
   Special warrant proceeds                                                          886,405           886,405
     Exchangeable shares (Note 6)                                                  2,907,100         3,226,500
   Deficit accumulated during development stage                                  (5,679,122)       (4,072,418)
     Accumulated other comprehensive income (loss)                                  (34,586)          (38,672)
-------------------------------------------------------------------------- ------------------ -----------------

                                                                                     742,918         1,600,536
-------------------------------------------------------------------------- ------------------ -----------------


                                                                             $     2,822,052       $ 3,562,154
========================================================================== ================== =================

            The accompanying notes are an integral part of these interim consolidated financial statements
                                                         3


                                URBANA.CA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                February 23, 1993
                                                      Three Months Ended             Nine Months Ended           (inception) to
                                                        September 30,                  September 30,              September 30,
                                                      2001          2000           2001             2000              2001
------------------------------------------------- ------------- ------------- ---------------- --------------- --------------------

REVENUES
     License fees                                   $        -    $        -    $     100,000   $           -        $     100,000
     Service and other income                            2,011             -           20,341               -               20,341
------------------------------------------------- ------------- ------------- ---------------- --------------- --------------------

                                                         2,011             -          120,341               -              120,341
------------------------------------------------- ------------- ------------- ---------------- --------------- --------------------

 EXPENSES
   Consulting and management                           102,464       116,742          295,178         452,135            1,018,430
   Depreciation and amortization                       196,187       197,131          588,303         579,782            1,370,235
     Engineering costs                                       -             -                -               -              274,170
     Interest and finance costs                         36,527        18,533          107,483          63,169              214,472
   Office and general                                   51,175        37,984          190,834         325,988              928,746
   Professional fees                                    55,860        91,891          173,915         236,600              542,286
     Salaries and benefits                              24,518        74,908          118,258         239,710              485,769
     Technology contract fees                           53,490        63,973          219,160         412,068              663,033
     Write-off of interest in mineral property
           and joint venture                                 -             -                -               -              268,408
   Loss on disposal of Eagle shares (Note 6)            33,914             -           33,914               -               33,914
------------------------------------------------- ------------- ------------- ---------------- --------------- --------------------

                                                       554,135       601,162        1,727,045       2,309,452            5,799,463
------------------------------------------------- ------------- ------------- ---------------- --------------- --------------------

 NET LOSS FOR THE PERIOD                           $ (552,124)    $(601,162)    $ (1,606,704)   $ (2,309,452)        $ (5,679,122)
================================================= ============= ============= ================ =============== ====================




BASIC NET LOSS PER SHARE                           $    (0.03)    $   (0.05)    $      (0.11)   $       (0.20)
================================================= ============= ============= ================ ================

WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                      18,060,756    11,588,293       14,664,691      11,532,074
================================================= ============= ============= ================ ================












          The accompanying notes are an integral part of these interim consolidated financial statements

                                URBANA.CA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                                   February 23,
                                                                                    Nine Months Ended            1993 (inception)
                                                                                      September 30,              to September 30,
                                                                                  2001              2000               2001
-------------------------------------------------------------------------- ------------------ ----------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                      $ (1,606,704)     $ (2,309,452)      $  (5,679,122)

  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation and amortization                                                    588,303           579,782           1,370,235
   - accrued interest expense                                                         94,296           (4,024)             182,514
   - non-cash consulting and contract fees                                           201,400                 -             201,400
   - non-cash finance fees                                                            11,640                 -              11,640
   - organization costs                                                                    -                 -               (308)
   - loss on disposal of furniture and equipment                                           -                 -               3,620
   - loss on disposal of Eagle shares                                                 33,914                 -              33,914
   - write-off of interest in mineral property and joint venture                           -                 -             268,408
   - net changes in non-cash working capital                                        (29,444)           152,116             656,241
-------------------------------------------------------------------------- ------------------ ----------------- -------------------

CASH USED IN OPERATING ACTIVITIES                                                  (706,595)       (1,581,578)         (2,951,458)
-------------------------------------------------------------------------- ------------------ ----------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                                               (1,864)         (162,572)           (175,860)
   Proceeds from sale of furniture and equipment                                           -                 -               1,972
   Acquisition of Subsidiaries, net of cash acquired                                       -          (75,602)            (75,602)
   Investment in graphite processing joint venture                                         -                 -            (37,463)
   Purchase of other assets                                                                -                 -             (4,500)
-------------------------------------------------------------------------- ------------------ ----------------- -------------------

CASH USED IN INVESTING ACTIVITIES                                                    (1,865)         (238,174)           (291,453)
-------------------------------------------------------------------------- ------------------ ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                          -               221                   -
   Advances to related parties                                                      (14,619)         (150,089)           (135,469)
   Loan advances (repayments)                                                        (7,218)         1,273,208           1,314,162
   Convertible debenture proceeds                                                    440,000                 -             440,000
   Deferred finance fees                                                            (64,800)                 -            (64,800)
   Special warrant proceeds including funds released from trust                      158,998           727,407             886,405
   Proceeds from sale of Eagle shares                                                182,086                 -             182,086
   Issuance of common stock                                                                -                 -             662,446
-------------------------------------------------------------------------- ------------------ ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                 694,447         1,850,747           3,284,830
-------------------------------------------------------------------------- ------------------ ----------------- -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                4,086          (31,530)            (34,586)
-------------------------------------------------------------------------- ------------------ ----------------- -------------------

INCREASE   (DECREASE) IN CASH                                                        (9,927)             (535)               7,333

CASH, BEGINNING OF PERIOD                                                             17,260               535                   -
-------------------------------------------------------------------------- ------------------ ----------------- -------------------

CASH, END OF PERIOD                                                            $       7,333     $           -      $        7,333
========================================================================== ================== ================= ===================


Non-cash activities: Refer to Notes 4, 6, 7 and 8.
            The accompanying notes are an integral part of these interim consolidated financial statements
                                                        5

                                 URBANA.CA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and is incurring substantial costs in connection with the development of its business. At September 30, 2001 the Company has a working capital deficiency of $1,387,162 and has accumulated losses since inception of $5,679,122 raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing, settle its outstanding debts, and ultimately to attain profitable operations.

During the first three quarters of 2001, the Company received proceeds of $375,200, net of legal fees and commissions of $64,800 through the issuance of $440,000 of 5 year Convertible Debentures bearing interest at a rate of 5% per year. In addition, the Company arranged for an Equity Credit Line enabling a private institutional investor to purchase up to $5,000,000 worth of its common stock in stages. The Equity Credit Line became available October 10, 2001 upon the Company completing and having declared effective a prospectus filing on Form SB-2 and will remain in effect for a period of 30 months. Refer to Notes 7 and 8.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
These financial statements are expressed in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

URBANA.CA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

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

GOODWILL
The company records goodwill at cost less accumulated amortization taken on a straight-line basis over five years. Management reviews the value of goodwill regularly and if an impairment has occurred a write down is recorded. The
Company is currently assessing but has not yet determined how the adoption of SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets will affect its future financial position and results of operations.

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

URBANA.CA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

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


FINANCIAL INSTRUMENTS
The fair values of the Company's current assets, liabilities, deferred finance fees and convertible debentures are considered to approximate their carrying values.

--------------------------------------------------------------------------------

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

These business combinations have been accounted for using the purchase method of accounting resulting in goodwill upon acquisition which is amortized on a straight-line basis over 60 months determined as follows:


                                                                  Urbana.ca
                                                                 Enterprises       E-Bill       Enersphere        Total
                                                                -------------- --------------- -------------- --------------
        Purchase price - cash                                     $     -         $     -       $  84,828      $     84,828
                       - value of common shares                       900,000         796,500      1,530,000      3,226,500
                                                                -------------- --------------- -------------- --------------

        Total purchase price                                          900,000         796,500      1,614,828      3,311,328
        Less: net tangible assets (liabilities)
                 acquired at fair value                             (193,102)        (16,145)      (114,903)      (324,150)
                                                                -------------- --------------- -------------- --------------

        Goodwill arising on acquisition                             1,093,102         812,645      1,729,731      3,635,478

        Less: amortization
           For the period ended December 31, 2000                   (218,616)       (162,528)      (345,948)      (727,092)
           For the nine months ended September 30, 2001             (163,962)       (121,896)      (259,461)      (545,319)
                                                                -------------- --------------- -------------- --------------

        Goodwill, September 30, 2001                              $   710,524     $   528,221   $  1,124,322   $  2,363,067
                                                                ============== =============== ============== ==============

URBANA.CA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 4 - LOANS PAYABLE
--------------------------------------------------------------------------------

The Company has outstanding loans totalling $808,662 plus accrued interest of $142,156 calculated at an annual rate of 8%. These loans were due and payable on March 15, 2000. In lieu of payment, the Company has provided an option to the lenders to convert the principal amount of the loan into units of the Company at a price of $0.30 per unit. Each unit will consist of one common share of the Company and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $5.00 per share. This offer was to be made by way of a prospectus and Registration Statement to be filed with the applicable Canadian regulatory authorities and Securities and Exchange Commission in the United States ("SEC"). The Company's Registration Statement filed with the SEC was declared effective June 28, 2001, however, the Company was unable to obtain approval of its prospectus filed in Canada with the Ontario Securities Commission. During the period, a total of $365,500 of loan principal was converted into 1,218,330 common shares and 609,165 share purchase warrants. The Company has received demands and or requests for repayment from certain other lenders to whom the Company owes $262,561 plus accrued interest. Certain of these lenders have commenced legal action.

During 2000, the Company received additional loans totalling $217,218 which are payable on demand and bear interest at rates from 8% to 10% per annum. During the period, $7,218 plus accrued interest of $782 was repaid and as at September 30, 2001 loans totalling $210,000 are outstanding with total accrued interest on these loans of $18,308.

NOTE 5 - CONVERTIBLE DEBENTURES
--------------------------------------------------------------------------------

The Company has entered into a securities purchase agreement with investors arranged through May Davis Group, Inc. ("MDG"), as placement agent. During the period, under this agreement, the Company sold to the investors $440,000 of the Company's 5 % convertible debentures due five years after closing. As at September 30, 2001 accrued interest on these convertible debentures totals $13,050. The debentures are convertible at the holder's option into shares of the Company's common stock at any time after closing at the lesser of an amount equal to a fixed price of 120% of the closing bid price at the time of closing or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date. In connection with sale of the convertible debentures, the Company paid legal fees and commissions of $64,800 and issued 200,000 share purchase warrants with a value of $38,300. These costs have been recorded as deferred finance fees and will be recognized over the term of the debentures or upon conversion.

Refer to Note 8.

NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

During  the  period  the  Company   completed   the   following   Capital  Stock
transactions:

     The Company issued 1,030,000 restricted shares of common stock on conversion of 1,030,000 exchangeable shares originally issued in connection with the acquisitions described in Note 3. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totalling $319,400.

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

URBANA.CA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 6 - CAPITAL STOCK (CONT'D)
--------------------------------------------------------------------------------

     The Company issued 30,000 shares of common stock with a fair value of $4,200 in payment of a consulting agreement.

     The Company completed a Securities Purchase Agreement with Eagle Wireless International, Inc. ("Eagle"), a United States public company. Under this agreement, the Company issued 3,600,000 shares of common stock to Eagle in return for 200,000 shares of the common stock of Eagle valued at $216,000. During the period the Company sold the 200,000 Eagle shares for net proceeds of $182,086 resulting in a loss of $33,914.

     The Company issued 1,218,330 shares of common stock on the conversion of loans payable totalling $365,500 as described in Note 4.

     The Company has completed two filings on Form SB-2 effective June 28, and October 10, 2001 registering up to 57,828,913 shares of common stock of which 14,529,908 are for predetermined amounts relating to the conversion of loans and special warrants, exercise of warrants and for shares previously issued. The remaining shares are available to be issued in connection with the Convertible Debentures and Equity Line of Credit.

STOCK-BASED COMPENSATION
In connection with the convertible debentures issued as described in Note 5, effective February 12, 2001, the Company issued to MDG additional commissions by way of 100,000 warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.27 per share. In addition, during July 2001, the Company issued 100,000 additional warrants to certain associates of MDG to purchase 100,000 shares of the Company's common stock at a price of $0.143 per share. The warrants are exercisable in whole or in part to December 27, 2005. The fair value of these 200,000 warrants has been recorded as a financing fee of $38,300.

The Company has accounted for these share purchase warrants issued in exchange for financing services in accordance with SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 5%, an expected life of five years and expected volatilities of 193 and 202%.

Refer to Note 8.

NOTE 7 - FINANCING ARRANGEMENTS
--------------------------------------------------------------------------------

EQUITY LINE OF CREDIT
During December 2000 the Company entered into an equity line of credit agreement with GMF Holdings, Inc., arranged through MDG, as placement agent. In connection with this December 2000 equity line of credit, the Company issued to MDG, 600,000 shares at a price of $0.22 per share as additional compensation. This compensation of $132,000 is recorded as deferred finance fees and will be setoff on a pro-rata basis against the gross proceeds of each advance. This agreement was subsequently cancelled and replaced with a new agreement dated July 24, 2001 with Cornell Capital Partners L.P. ("Cornell").

The new equity credit line became available on October 10, 2001 when the SEC declared the Company's Registration Statement on Form SB-2 effective. The equity line of credit agreement will remain in effect for a period of 30 months subsequent to the effective date. Subject to the conditions set out in the agreement, the Company may issue and sell to Cornell, and Cornell shall purchase, common shares of the Company up to a total purchase price of five million ($5,000,000) dollars. Following an advance notice by the Company to Cornell for funds, the price of the shares to be sold is calculated as 91% of the market price, being the lowest closing bid price of the common stock during the 5 trading day period beginning on the advance notice date. Unless waived by Cornell, the maximum advance amount is equal to 75% of the average daily volume of the Company's common stock multiplied by the purchase price during the particular pricing period. On each closing, a consultant, Yorkville Advisors, LLC, will be paid a 10% commission on each advance (refer to Note 8).

URBANA.CA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

The Company issued 12,214,212 shares of common stock on conversion of $114,000 of its convertible debentures described in Note 5.

The Company issued 1,998,000 shares of common stock in connection with the Equity Line of Credit described in Note 7 for proceeds of $13,000, net of commissions and other costs totalling $ 7,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE  FOLLOWING  INFORMATION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE
CONSOLIDATED FINANCIAL STATEMENTS OF URBANA.CA AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND Analysis OR PLAN OF OPERATION AND ELSEWHERE IN THIS FILING THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

RESULTS OF OPERATIONS

         During January 2000, Urbana.ca, through its wholly owned subsidiary, U.R.B.A. Holdings Inc. ("URBA"), acquired all of the outstanding shares of three Canadian companies which are in the business of developing and marketing Internet-based products and services through the licensing of LocalNet portals and distribution of set-top boxes. The companies acquired were Urbana.ca Enterprises Corp., E-Bill Direct Inc., and Enersphere.com, Inc. On March 10, 2000, these companies were amalgamated under the statutory laws of the province of Ontario, Canada to form Urbana.ca Enterprises Corp.

         For the nine-month period ended September 30, 2001, Urbana.ca had a net loss of $1,606,704 or $0.11 per share. This loss compares with a net loss of $2,309,452 or $0.20 per share for the corresponding period in the prior year. During the nine-month period ended September 30, 2001, revenue was $120,341 earned from entering into a System Access Agreement with Eagle Wireless International, Inc., and from service and other income. During the nine month period ended September 30, 2001, expenses totaled $1,727,045 consisting of: consulting and management of $295,178, depreciation and amortization of
$588,303, interest and finance costs of $107,483, office and general of $190,834, professional fees of $173,915, salaries and benefits of $118,258 and technology contract fees of $219,160.

URBANA.CA ENTERPRISES CORP.

         Urbana.ca Enterprises Corp. was incorporated November 18, 1998 in the province of British Columbia, Canada. Urbana.ca. Enterprises Corp. was engaged in the distribution of Linux based set-top boxes used as an alternative method of delivering Internet content.

         In consideration of the acquisition, our wholly-owned subsidiary, U.R.BA. Holdings, Inc., issued 3,000,000 non-voting exchangeable shares. The holders of these shares have been granted votes in Urbana.ca on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the common shares. At its option, URBA may satisfy this obligation in cash or in Urbana.ca shares. Any exchangeable share not exchanged within 25 years will be cancelled.

         The terms of the acquisition agreement required Urbana.ca to issue 3,000,000 common shares to ensure URBA has sufficient shares of Urbana.ca to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, Urbana.ca signed five-year management contracts with the two principals. Urbana.ca agreed to grant a total of 400,000 stock options to these individuals. On September 13, 2000, a former principal of Urbana.ca Enterprises Corp. resigned as a director and CEO of Urbana.ca thus forfeiting further management compensation and the right to 200,000 stock options. On October 20, 2000, the other former principal resigned as a director of Urbana.ca Enterprises Corp. thus forfeiting further management compensation pursuant to this acquisition agreement. The business combination has been accounted for using the purchase method of accounting. The 3,000,000 shares issued on acquisition have been valued at $0.30 per share for a purchase price of $900,000. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

E-BILL DIRECT INC.

         E-Bill Direct Inc. was incorporated May 27, 1999 in the province of Ontario, Canada. E-Bill Direct Inc. is engaged in designing, developing and providing electronic presentment and payment services to the business community.

         In consideration of the acquisition, URBA issued 2,950,000 non-voting exchangeable shares. The holders of these shares have been granted votes in Urbana.ca on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the common shares. At its option, URBA may satisfy this obligation in cash or in Urbana.ca shares. Any exchangeable share not exchanged within 25 years will be cancelled.

         The terms of the acquisition agreement required Urbana.ca to issue 2,950,000 common shares to ensure URBA has sufficient shares of Urbana.ca to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, Urbana.ca signed three-year management contracts with the two principals. Urbana.ca agreed to grant a total of 200,000 stock options to these individuals.

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

         In consideration of the acquisition, URBA paid $84,828 cash and issued 4,500,000 non-voting exchangeable shares. The holders of these shares have been granted votes in Urbana.ca on a basis of one vote for each exchangeable share of URBA held. The holder of these shares at any time may require URBA to repurchase the shares at the then current market value of the common shares. At its option, URBA may satisfy this obligation in cash or in Urbana.ca shares. Any exchangeable share not exchanged within 25 years is to be cancelled.

         The terms of the acquisition agreement required Urbana.ca to issue 4,500,000 common shares to ensure URBA has sufficient shares of Urbana.ca to satisfy its repurchase obligations. The common shares are held under a trust agreement until such time as the exchangeable shares are exchanged or cancelled. In connection with the acquisition, Urbana.ca signed two-year management contracts with the two principals. Urbana.ca agreed to grant a total of 200,000 stock options to these individuals. On December 15, 2000, one of the former principals of Enersphere.com, Inc. resigned as an officer of Urbana.ca Enterprises Corp. thus forfeiting further management compensation and the right to 100,000 stock options.

         The business combination has been accounted for using the purchase method of accounting. The 4,500,000 shares issued on these acquisitions have been valued at $0.34 per share for a purchase price of $1,614,828, including the cash payment. Goodwill arising on this acquisition is being amortized on a straight-line basis over 5 years.

SUMMARY

         These business combinations have been accounted for using the purchase method of accounting. Goodwill arising on these acquisitions totaled $3,635,478 and is being amortized on a straight-line basis over 60 months. During the nine month period ended September 30, 2001 amortization was $545,319. Goodwill, net of amortization, was $2,363,067 at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL STATEMENT

         Urbana.ca is a development stage enterprise. Urbana.ca has only recently generated revenue and is continuing to incur substantial costs in connection with pursuing the development of its business. Urbana.ca's continued existence is dependent on its ability to obtain sufficient financing to meet its financial needs and ultimately to attain profitable operations. Funding, if any, is expected to come from the sale of securities. Other than the Equity Line of Credit with Cornell Capital Partners L.P. Urbana.ca does not have any commitments for financing and no assurances can be given that Urbana.ca will be successful in raising sufficient financing to continue its operations. Urbana.ca's primary need for capital is to fund its operations and to satisfy

$1.2 million of outstanding loans. Urbana.ca does not have sufficient funds to satisfy these obligations. To meet these obligations, Urbana.ca will need to sell securities. Other than the Equity Line of Credit, Urbana.ca does not have any commitments for funding. No assurances can be given that the funding available under the Equity Line of Credit will be sufficient to meet Urbana.ca's funding needs.

         At September 30, 2001, Urbana.ca had a working capital deficiency of $1,387,162, inclusive of loans payable, and has accumulated losses since inception of $5,679,122. Urbana.ca primarily continues to secure its financing requirements by way of equity and debt financing. During the nine month period ended September 30, 2001, Urbana.ca earned $120,341 revenue from an initial licensing fee and from service and other income.

         ISSUANCE OF SHARES

         During the nine month period ended September 30, 2001, Urbana.ca completed the following capital stock transactions:

         In September 2001, Urbana.ca issued 1,218,330 shares of common stock on conversion of debentures with an outstanding principal balance of $365,500.

         In July 2001, Urbana.ca entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. In October 2001, Urbana.ca issued
1,998,000 shares of common stock under the Equity Line of Credit for gross proceeds of $20,000. Urbana.ca paid $7,000 in costs in connection with this transaction.

         In July 2001, Urbana.ca issued 880,000 shares of common stock on conversion of 880,000 exchangeable shares originally issued in connection with the acquisitions of Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct Inc. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $268,400.

         In June 2001, Urbana.ca issued 150,000 shares of common stock on conversion of 150,000 exchangeable shares originally issued in connection with the acquisitions of Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct Inc.. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $51,000.

         Also in June 2001, Urbana.ca entered into a Securities Purchase Agreement with Eagle Wireless International, Inc. pursuant to which Urbana.ca issued 3,600,000 shares of its common stock to Eagle Wireless in exchange for 200,000 shares of Eagle Wireless' common stock. The shares of common stock issued by Urbana.ca were valued at $0.06 per share or $216,000 on the date of issuance.

         Between April 1, 2001 and June 30, 2001, Urbana.ca issued 250,000 shares of common stock with a fair market value of $55,000 in prepayment of a one year media relations consulting agreement. Urbana.ca also issued 150,000 shares of common stock with a fair market value of $33,000 in prepayment of a three month consulting agreement. Urbana.ca issued another 150,000 shares of common stock with a fair market value of $33,000 in payment of a technology contract completed during the period. Finally, Urbana.ca issued 30,000 shares of common stock with a fair market value of $4,200 in payment of a consulting agreement.

         Between February and August 2001, Urbana.ca closed on a private placement funding with investors represented by May Davis Group, Inc. through a securities purchase agreement dated December 27, 2000. The funding, for the purpose of providing working capital for Urbana.ca, consists of a $440,000 principal amount, 5% coupon convertible debentures due in 2005. As of September 30, 2001, accrued interest totaled $13,050. This funding was placed with accredited investors. These debentures are convertible into common stock of Urbana.ca at either 120% of the closing bid price on the closing date, or 80% of the five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. The investors can begin converting the debentures any time beginning on the day after the date of issuance. In October 2001, Urbana.ca issued 12,214,212 shares of common stock upon conversion of $114,000 of convertible debentures. These debentures were converted upon the terms described above.

         In connection with this offering, effective February 12, 2001 Urbana.ca issued to May Davis, an accredited investor, pursuant to a placement agency agreement, a warrant covering the purchase of 100,000 shares of common stock, exercisable in whole or in part at $0.27 per share beginning on the day after the date of issuance until December 27, 2005. In July 2001, Urbana.ca issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.143 per share to Owen May, Mark Angelo, Joe Donohue, Hunter Singer, Robert Farrell, Matt Beckman and John Paul Devito.

         LOANS PAYABLE

         At September 30, 2001, Urbana.ca had outstanding convertible loans of $808,662 plus accrued interest of $142,156 (total of $950,818). These loans bear interest at an annual rate of 8% and were due and payable on March 15, 2000. Urbana.ca did not repay these loans and as a result has offered the lenders the right to convert the principal into units of Urbana.ca at a price of $0.57 per unit (during the quarter ended March 31, 2001, it was amended by Urbana.ca to $0.30 per unit). Each unit is comprised of one restricted common share of Urbana.ca and one-half share purchase warrant. Each whole share purchase warrant is exercisable upon issuance of $5.00 per common share for a period of two years. A total of $110,000 of the loans, plus accrued interest, has been repaid. Urbana.ca has received demands for repayment from certain lenders to whom Urbana.ca owes $262,561, plus accrued interest. Lenders holding outstanding convertible loans of $37,561 have commenced legal action against us. See "Legal Proceedings."

         The offer to the lenders by Urbana.ca was to be made by way of a prospectus and Registration Statement to be filed with the applicable Canadian regulatory authorities and the Securities and Exchange Commission in the United States ("SEC"). Urbana.ca's Registration Statement filed with the SEC was declared effective June 28, 2001, however, Urbana.ca was unable to obtain approval of its prospectus filed in Canada with the Ontario Securities Commission.

         During the fiscal year ended December 31, 2000, Urbana.ca received additional loans totaling $217,218, which are payable on demand and bear interest at rates from 8% to 10% per annum. During the nine month period ended September 30, 2001, $7,218 of these loans, plus accrued interest, has been repaid. At September 30, 2001, Urbana.ca had outstanding loans of $210,000 plus accrued interest of $18,308 (total of $228,308).

FINANCING ARRANGEMENTS

         SPECIAL WARRANTS

         During the year ended December 31, 2000, Urbana.ca completed a special warrant offering for 847,989 special warrants at $1.25 per special warrant for proceeds, net of offering costs, of $886,405. During the six-month period ended June 30, 2001, the funds held in trust ($158,998) were released to Urbana.ca in accordance with the terms of the trust under which they were held. Each special warrant is convertible into one common share and one-half share purchase warrant exercisable for a period of two years at a price of $5.00 per whole share purchase warrant. Groome Capital.com, Inc., the broker/dealer on this transaction, has been granted non-assignable warrants to acquire, without payment of additional consideration, 1 year compensation options providing the right to purchase, at $0.30 per unit, a number of units equal to 10% of the special warrants sold under this offering.

         In March, 2001, the board of directors of Urbana.ca approved a reduction in the per unit conversion price of the share purchase warrants from $5.00 to $0.30 per whole share purchase warrant.

         EQUITY LINE OF CREDIT

         On December 27, 2000, Urbana.ca entered into an equity line of credit agreement, arranged through May Davis Group, Inc., as broker/dealer and placement agent. This agreement was subsequently cancelled and replaced with a new agreement dated July 24, 2001. The agreement has a 30-month term commencing on October 10, 2001. Subject to the conditions set out in the agreement, Urbana.ca may issue and sell to Cornell, and Cornell shall purchase, common shares of Urbana.ca up to a total purchase price of $5.0 million. On October 10, 2001, the SEC declared Urbana.ca's Registration Statement on Form SB-2 effective. This Registration Statement related to the sale of 48,899,005 shares of common stock, including shares to be issued under the Equity Line of Credit. For each share of common stock purchased under the equity line of credit, Cornell will pay 91% of the lowest closing bid price on the over-the-counter bulletin board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by Cornell, the maximum advance amount is equal to 75% of the average daily volume of Urbana's common stock multiplied by the purchase price during the particular pricing period. On each closing, a consultant, Yorkville Advisors, LLC, will be paid a 10% commission on each advance. In October 2001, Urbana.ca issued 1,998,000 shares to Cornell Capital Partners under the Equity Line of Credit.

         In connection with the December 27, 2000 equity line agreement, Urbana.ca issued to May Davis Group, Inc., the placement agent, 600,000 shares at a price of $0.22 per share as additional compensation. This compensation of $132,000 is recorded as deferred finance fees and will be setoff against the gross proceeds of each advance.

         CONVERTIBLE DEBENTURES

         On December 27, 2000, Urbana.ca, entered into a securities purchase agreement with investors arranged through May Davis Group, Inc., as broker/dealer and placement agent. Under this agreement, Urbana.ca sold to the investors $440,000 of Urbana.ca's 5% convertible debentures due five years after closing. The debentures are convertible at the option of the holder into shares of Urbana.ca's common stock at any time after closing at the lesser of an amount equal to a fixed price of 120% of the closing bid price at the time of closing per share or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date.

         During the nine-month period ended September 30, 2001, Urbana.ca sold $440,000 of 5% convertible debentures that mature 5 years from the date of issuance. At September 30, 2001 accrued interest was $13,050. In connection with the sale of the convertible debentures, Urbana.ca paid May Davis Group, Inc. a commission and legal fees for a total of $64,800. Urbana.ca issued to May Davis Group, Inc. additional compensation by way of warrants to purchase 100,000 shares of Urbana.ca's common stock at an exercise price of $0.27 per share. In addition, Urbana.ca issued warrants to purchase a total of 100,000 shares of common stock to Owen May, Mark Angelo, Joe Donohue, Hunter Singer, Robert Farrell, Matt Beckman and John Paul Devito. The warrants are exercisable in whole or in part to December 27, 2005. The fair value of these 200,000 warrants has been recorded as a deferred financing fee of $38,300. The total costs are recognized over the 60-month term of the debenture or upon conversion.

         In October 2001, Urbana.ca issued 12,214,212 shares of common stock upon the conversion of $114,000 of convertible debentures.

STRATEGIC ALLIANCE AGREEMENT

         In July, 2001, Urbana.ca entered into a strategic partnership agreement with Eagle to provide non-exclusive joint marketing and installation services for set-top boxes. The agreement also provides for lease financing through Eagle Wireless International under certain conditions and acceptable credit terms and for the sharing of recurring revenues between the two companies.

SYSTEM ACCESS AGREEMENT

         In March, 2001, Urbana.ca entered into a 10-year System Access Agreement with Eagle Wireless International Inc. to provide a "turnkey" LocalNet site in Houston, Texas, provide technical support to upload advertising information as it becomes available from local community organizations and facilitate the use of Eagle set-top boxes. Eagle paid a non-refundable initial license fee of $100,000.

STATION PROJECT

         In April, 2001, Urbana.ca announced that set-top boxes and LocalNet portal software will be supplied to Greater Sudbury Telecommunications Inc. for Phase I of an $11 million utility broadband project located in Sudbury, Ontario, Canada. Urbana.ca is currently negotiating the portion of Phase 1 to be provided by Urbana.ca. The Utility project is awaiting approval of government funding.

LOCALNET PORTAL

         In June, 2001, Urbana.ca announced that a LocalNet Portal was launched in Cambridge, Ontario, Canada. Urbana.ca will retain all revenues from the sale of local and national advertising.

VIDEO-ON-DEMAND

         In June, 2001, Urbana.ca announced that a strategic alliance has been entered into with Callisto Media Systems Inc., Hull, Quebec, Canada to provide video streaming through Urbana.ca's set-top boxes. Video streaming will add new and exciting content to Urbana.ca's set-top boxes.

SERVICE AGREEMENT

         In August, 2001, Urbana.ca announced that a service agreement had been entered into with the Alcohol and Drug Recovery Association ("ADRAO") of Ontario to bring ADRAO's health promotion and prevention program to the World Wide Web.

                           FORWARD-LOOKING STATEMENTS

         Information included or incorporated by reference in this filing may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

         This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in the Company's Form 10-KSB. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Other than as set forth below, Urbana.ca is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Urbana.ca has been threatened.

         On July 31, 2001, Allan Drewlo, Steve Copp, Matt Johnstone, and Steve Shuchat ("Plaintiffs") filed a complaint in the Superior Court of Justice in London, Ontario, Canada for alleged breach of a loan agreement between each of the Plaintiffs and Urbana.ca (ALLAN DREWLO, STEVE COPP, MATT JOHNSTONE, AND STEVE SHUCHAT V. URBANA.CA, Inc., Court File No. 37435). Plaintiffs claim that they are owed a total of $37,561, plus interest, by Urbana.ca. Urbana.ca will contest this matter vigorously; management cannot take any position at this time as to the likely outcome of the matter.

         Other holders of outstanding loans have threatened to bring a lawsuit for the repayment of loans with a principal balance of $225,000, plus interest.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the quarter ended September 30, 2001, the Registrant made the following issuances of unregistered securities:

         In October 2001, Urbana.ca issued 12,214,212 shares of common stock to the holders of $114,000 of convertible debentures, or an average of $0.009 per share.

         In September 2001, Urbana.ca issued 1,218,330 shares of common stock on conversion of debentures with an outstanding principal balance of $365,500.

         In July 2001, Urbana.ca entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. In October 2001, Urbana.ca issued 1,998,000 shares of common stock for gross proceeds of $20,000, less fees of $7,000, under the Equity Line of Credit.

         In July 2001, Urbana.ca issued 880,000 shares of common stock on conversion of 880,000 exchangeable shares originally issued in connection with the acquisitions of Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct Inc. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $268,400.

         In June 2001, Urbana.ca issued 150,000 shares of common stock on conversion of 150,000 exchangeable shares originally issued in connection with the acquisitions of Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct Inc.. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $51,000.

         Also in June 2001, Urbana.ca entered into a Securities Purchase Agreement with Eagle Wireless International, Inc. pursuant to which Urbana.ca issued 3,600,000 shares of its common stock to Eagle Wireless in exchange for 200,000 shares of Eagle Wireless' common stock. The shares of common stock issued by Urbana.ca were valued at $0.06 per share or $216,000 on the date of issuance.

         Between April 1, 2001 and July 30, 2001, Urbana.ca issued 250,000 shares of common stock with a fair market value of $55,000 in prepayment of a one year media relations consulting agreement. Urbana.ca also issued 150,000 shares of common stock with a fair market value of $33,000 in prepayment of a three month consulting agreement. Urbana.ca issued another 150,000 shares of common stock with a fair market value of $33,000 in payment of a technology contract completed during the period. Finally, Urbana.ca issued 30,000 shares of common stock with a fair market value of $4,200 in partial payment of a consulting agreement.

         Between February and August 2001, Urbana.ca closed on a private placement funding with investors represented by May Davis Group, Inc. through a securities purchase agreement dated December 27, 2000. The funding, for the purpose of providing working capital for Urbana.ca, consisted of a $440,000 principal amount, 5% coupon convertible debentures due in 2005. This funding was placed with accredited investors. These debentures are convertible into common stock of Urbana.ca at either 120% of the closing bid price on the closing date, or 80% of the five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. The investors can begin converting the debenture any time beginning on the day after the date of issuance.

         The offerings made during 2001 were undertaken under Rule 506 of Regulation D by the fact that:

         o        the sales were made to accredited investors as defined in Rule
                  502;

         o Urbana.ca gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which Urbana.ca possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

         o at a reasonable time prior to the sale of securities, Urbana.ca advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

         o neither Urbana.ca nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

         Urbana.ca exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         See Item 2. Legal Proceedings for a description of legal proceedings allegedly involving the breach of a loan agreement, as well as threatened litigation regarding similar allegations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS.

--------------------------------------------------------------------------------
                               EXHIBIT INDEX
--------------------------------------------------------------------------------

NUMBER       EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

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

3.1 Articles of Incorporation, dated October 9, 1997 (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB/A filed on December 17, 1998).

3.2 Certificate of Amendment of Articles of Incorporation, dated June 7, 1999 (incorporated by reference to Exhibit 3.2 of the form SB-2/A filed on June 27, 2001).

3.3 Certificate of Amendment to Articles of Incorporation, dated July 16, 1999 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on November 15, 1999).

3.4 Certificate of Amendment of Articles of Incorporation, August 16, 2000 (incorporated by reference to Exhibit 3.4 of the Form SB-2A filed on June 27, 2001).

3.5          Bylaws   (incorporated   by   reference   to  Exhibit  3.2  of  the
             Registration Statement on Form 10-SB/A filed on December 17, 1999).

4.1 Integrated Carbonics Corp. 1999 Stock Option Plan, dated July 27, 1999 (incorporated by reference to Exhibit 4 to the Form 10-QSB filed on November 15, 1999).

4.2 Form of Loan Agreement and Promissory Note between Urbana.ca and lenders (incorporated by reference to Exhibit 4.2 of the Amendment to SB-2 filed on June 28, 2001).

4.3 Retainer Stock Plan for Non-Employee Directors and Consultants (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on February 24, 2000).

4.4 Form of Private Placement Subscription Agreement between Urbana.ca and investors (incorporated by reference to Exhibit 4.2 of the Form SB-2 filed on August 18, 2000).

4.5 Form of Unit Warrants to Subscribe for Common Shares issued by Urbana.ca to investors on April 27, 2000 (incorporated by reference to Exhibit 4.3 of the Form SB-2 filed on August 18, 2000).

4.6 Form of Non-Assignable Agent's Compensation Options to Acquire Units, issued by Urbana.ca to Groome Capital.com, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.4 of the Form SB-2 filed on August 18, 2000).

4.7 Form of Non-Assignable Agent's Warrants to Acquire Common Shares, issued by Urbana.ca to Groome Capital.com, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.5 of the Form SB-2 filed on August 18, 2000).

4.8 Non-Assignable Agent's Warrants to Acquire Compensation Options, issued by Urbana.ca to Groome Capital, Inc. on April 27, 2000 (incorporated by reference to Exhibit 4.6 of the Form SB-2 filed on August 18, 2000).

4.9 Form of Addendum to Loan Agreement between Urbana.ca and lenders (incorporated by reference to Exhibit 4.9 of the Form SB-2 filed on August 18, 2000).

4.10 Form of Unit Warrants to Subscribe for Common Shares to be issued by Urbana.ca to holders of convertible loans (incorporated by reference to Exhibit 4.7 of the Form SB-2 filed on August 18,
             2000).

--------------------------------------------------------------------------------
                               EXHIBIT INDEX
--------------------------------------------------------------------------------

NUMBER       EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

4.11 Form of Common Stock Purchase Warrant to be issued by Urbana.ca to Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit
             4.8 of the Form SB-2 filed on August 18, 2000).

4.12         Form  of  Securities  Purchase  Agreement  between  Urbana.ca   and
             investors (including exhibits)(incorporated by reference to Exhibit
             4.9 to the Amendment of the Form SB-2 filed on June 28, 2001).

4.13 Form of Addendum to Loan Agreement (Amendment No. 2) between Urbana.ca and lenders (incorporated by reference to Exhibit 4.13 to the Amendment of the Form SB-2 filed on June 28, 2001).

4.14 Consulting Agreement between Urbana.ca and Jacob Angrest, dated March 29, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on June 12, 2001).

4.15 Amended and Restated Retainer Stock Plan for Non- Employee Directors and Consultants, dated April 1, 2001 (incorporated by reference to Exhibit 4.3 of the Form S-8 POS filed on June 12,
             2001).

4.16 Media Consulting Contract between Urbana.ca and Loretta Paul, doing business as Gruntwerk Media Enterprises, dated April 2, 2001 (incorporated by reference to Exhibit 4.4 of the Form S-8 POS filed on June 6, 2001).

4.17 Agreement for Consulting Services between Urbana.ca Enterprises Corp. and Mark Enchin, dated April 20, 2001 (incorporated by reference to Exhibit 4.5 of the Form S-8 POS filed on June 6,
             2001).

4.18 Agreement for Consulting Services between Urbana.ca and William Haseltine, dated June 8, 2001 (incorporated by reference to Exhibit
             4.6 of the Form S-8 POS filed on June 12, 2001).

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

10.6 Share Exchange and Share Purchase Agreement between Urbana.ca, ICC Integrated Carbonics (Canada) Corp., and Enersphere.com, Inc., dated December 1, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-QSB filed on May 17, 2000).

--------------------------------------------------------------------------------
                               EXHIBIT INDEX
--------------------------------------------------------------------------------

NUMBER       EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

10.7 Management Agreement between Urbana.ca, Enersphere.com, Inc., and Rick Whittaker, dated December 22, 1999 (incorporated by reference to Exhibit 10.7 to the Amendment of the Form SB-2 filed on June 28,
             2001).

10.8 Management Agreement between Urbana.ca, Enersphere.com, Inc., and John Cullen, dated December 22, 1999 (incorporated by reference to
             Exhibit  10.8 to the  Amendment  of the Form SB-2 filed on June 28,
             2001).

10.9 Share Exchange and Share Purchase Agreement between Urbana.ca, ICC Integrated Carbonics (Canada) Corp., and Urbana.ca Enterprises Corp., dated January 4, 2000 (incorporated by reference to Exhibit
             10.7 of the Form 10-QSB filed on May 17, 2000).

10.10 Management Agreement between Urbana.ca and Jason Cassis, dated January 4, 2000 (incorporated by reference to Exhibit 10.8 of the Form SB-2 filed on August 18, 2000).

10.11 Management Agreement between Urbana.ca and Gregory Alexanian, dated January 4, 2000 (incorporated by reference to Exhibit 10.11 to the Amendment of the Form SB-2 filed on June 28, 2001).

10.12 Share Exchange and Share Purchase Agreement between Urbana.ca, ICC Integrated Carbonics (Canada) Corp., and E-Bill Direct, Inc., dated January 10, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-QSB filed on May 17, 2000).

10.13 Management Contract between Urbana.ca and David Groves, dated January 10, 2000 (incorporated by reference to Exhibit 10.8 to Amendment of the Form SB-2 filed on March 27, 2001).

10.14 Management Agreement between Urbana.ca, E-Bill Direct, Inc., and Henry Tyler, dated January 10, 2000 (incorporated by reference to
             Exhibit  10.14  to  Amendment  of the Form  SB-2  filed on June 28,
             2001).

10.15 License Agreement between Urbana.ca, Eagle Wireless International, Inc., and USA Video Interactive Corp., dated January 13, 2000 (incorporated by reference to Exhibit 10.10 to Amendment of the Form SB-2 filed on December 14, 2000).

10.16 Exclusivity Agreement between Urbana.ca Enterprises Corp. and Eagle Wireless International, Inc., dated January 17, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-QSB filed on August 8,
             2000).

10.17 Agency Agreement between Urbana.ca and Groome Capital.com, Inc., dated April 10, 2000 (incorporated by reference to Exhibit 10.12 of the Form SB-2 filed on August 18, 2000).

10.18 Administration and Services Agreement between Urbana.ca, Groome Capital.com, Inc., and InvestIn.com Securities Corp., dated April 10, 2000 (incorporated by reference to Exhibit 10.13 of the Form SB-2 filed on August 18, 2000).

10.19 Special Warrant Agreement between Urbana.ca and Pacific Corporate Trust Company, dated April 27, 2000 (incorporated by reference to
             Exhibit 10.14 of the Form SB-2 filed on August 18, 2000).

10.20 Share Purchase Warrant Agreement between Urbana.ca and Pacific Corporate Trust Company, dated April 27, 2000 (incorporated by reference to Exhibit 10.15 of the Form SB-2 filed on August 18,
             2000).

10.21 Escrow Agreement between Urbana.ca, Groome Capital.com, Inc., and Pacific Corporate Trust Company, dated April 27, 2000 (incorporated by reference to Exhibit 10.16 of the Form SB-2 filed on August 18,
             2000).

10.22        Letter  Agreement between  Urbana.ca and  Ladenburg  Thalmann & Co.
             Inc.,  dated June 15, 2000  (incorporated  by  reference to Exhibit
             10.17 of the Form SB-2 filed on August 18, 2000).

10.23 Letter of Intent between Urbana.ca and World Sales & Marketing, Inc., dated September 8, 2000 (incorporated by reference to Exhibit
             10.18 of the Form 10-QSB filed on November 14, 2000).

10.24 Consulting Agreement between Urbana.ca and Eagle Wireless International, Inc., dated December 19, 2000 (incorporated by reference to Exhibit 10.19 amendment of the Form SB-2 filed on March 27, 2001).

--------------------------------------------------------------------------------
                               EXHIBIT INDEX
--------------------------------------------------------------------------------

NUMBER       EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

10.25 Placement Agent Agreement (convertible debenture) between Urbana.ca and May Davis Group, Inc., dated December 27, 2000 (including exhibits) (incorporated by reference to Exhibit 10.15 to Amendment of the Form SB-2 filed on June 28, 2001).

10.26 Distributorship Agreement between Urbana.ca Enterprises Corp. and J.D. Donahue and Associates Inc., dated February 7, 2001 (incorporated by reference to Exhibit 10.22 to Amendment of the Form SB-2 filed on March 27, 2001).

10.27        Houston System Access Agreement between Urbana.ca Enterprises Corp.
             and Eagle Wireless International, Inc., dated March 15, 2001 (incorporated by reference to Exhibit 10.22 of the Form 10-QSB filed on May 11, 2001).

10.28 Equity Line of Credit Agreement dated July 24, 2001, by and between Cornell Capital Partners L.P. and Urbana.ca. (Provided herewith)

10.29        Consulting Services Agreement  dated July 24, 2001, by  and between
             Urbana.ca  and  Yorkville  Advisors   Management,   LLC.  (Provided
             herewith)

10.30 Escrow Agreement dated July 24, 2001, by and among Urbana, Cornell Capital Partners L.P., Butler Gonzalez LLP and First Union National Bank. (Provided herewith)

10.31 Registration Rights Agreement dated July 24, 2001, by and between Urbana.ca and Cornell Capital Partners L.P. (Provided herewith)

16.1         Letter  on  change  in  certifying   accountant   (incorporated  by
             reference  to  Exhibit 16 of the Form  8-K/A  filed on October  25,
             2000).

16.2         Letter  on  change  in  certifying   accountant   (incorporated  by
             reference to Exhibit 16 of the Form 8-K filed on October 26, 2000).

21 Subsidiaries of Urbana.ca (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on March 31, 2000).

--------------------------------------------------------------------------------
         (b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Urbana.ca, Inc.



Dated: November 19, 2001                    By:/s/ David M. Groves
                                               ---------------------------
                                               David M. Groves, President