Form 10KSB
period 2001-12-31
URBANA CA INC
filed 2002-04-22
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-24723

                                 URBANA.CA, INC.
               --------------------------------------------------
               (Exact name of Urbana as specified in its charter)

         Nevada                                                88-0393257
-------------------------------              -----------------------------------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
 incorporation or organization)

                     14221 Eastex Freeway, Houston, TX 77032
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Urbana's telephone number: (281) 442-5013

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

         Indicate by check mark whether Urbana (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Urbana was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No .

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Urbana's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Urbana had revenues totaling $118,737 for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of Urbana as of April 17, 2002: Common Stock, par value $0.001 per share -- $172,834 as of April 17, 2002, Urbana had 77,500,000 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I                                                                    PAGE
         ITEM 1.  BUSINESS....................................................3

         ITEM 2.  PROPERTIES.................................................19

         ITEM 3.  LEGAL PROCEEDINGS..........................................19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS........................................20

PART II
         ITEM 5.  MARKET FOR URBANA'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS............................20

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............22

         ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................26

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................26

PART III
         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF
                  URBANA.....................................................28

         ITEM 10. EXECUTIVE COMPENSATION.....................................30

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT......................................30

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS...............................................32

PART IV
         ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
                  AND REPORTS ON FORM 8-K....................................33

SIGNATURES...................................................................34

PART I.

ITEM 1.  BUSINESS.

Business Development.

     Urbana.ca, Inc. ("Urbana") was originally organized in the State of Delaware in February 1993 under the name of PLR, Inc. In November 1997, PLR changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc.

     In March 2002, Urbana Enterprises Corp., a subsidiary of Urbana.ca, Inc., filed for bankruptcy under Chapter 7. Its operations are terminated and it's remaining assets and liabilities are controlled by a trustee. After resolving the Company's remaining obligations with creditors, the Company plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

     Urbana

     In January 2000, Urbana completed the acquisition of Urbana.ca Enterprises Corp., Enersphere.com, Inc. and E-Bill Direct, Inc. after entering into share exchange and share purchase agreements with each company wherein the shareholders of each acquired entity received exchangeable non-voting shares in the capital of U.R.B.A. Holdings Inc. that were exchangeable on a one-for-one basis for restricted common shares in the capital of Urbana. The aggregate consideration paid for the acquired entities was 10,450,000 common shares of Urbana (after conversion), plus CDN $84,828 in cash payments to Enersphere.com, Inc. All consideration has been paid in full. In the connection with the acquisitions of E-Bill, Enersphere and Urbana Enterprise Corp., Urbana issued an aggregate 10,450,000 shares of common stock in trust of which an aggregate of 1,030,000 have been redeemed for shares of the corresponding company.

     In March 2000, Urbana undertook the merger of the three acquired entities into Urbana Enterprises Corp., an Ontario registered corporation wholly-owned by Urbana. The resulting corporate structure had Urbana, which operated as a financing and holding company for its two wholly-owned subsidiaries. The two wholly-owned subsidiaries are:

o    U.R.B.A.   Holdings  Inc.   ("URBA")  a  non-operating   subsidiary   which
     facilitated the acquisition of the subsidiaries, and

o Urbana Enterprises Corp., ("Urbana Enterprises") an Ontario registered corporation, which was the operating, wholly-owned subsidiary company established to execute the business plan of Urbana. In March 2002, Urbana.ca Enterprises Corp. filed for bankruptcy and Grant Thornton Limited was appointed Trustee pursuant to an assignment of bankruptcy filed by the company.

The terms of each of these acquisitions is set forth below:

(a)       Urbana.ca Enterprises Corp.

     Urbana.ca Enterprises Corp. was incorporated November 18, 1998 in the province of British Columbia. Urbana.ca Enterprises Corp. was engaged in the distribution of Linux based set-top boxes used as an alternative method of delivering Internet content.

     In  consideration  of  the  acquisition,   U.R.B.A.  Holdings  Inc.  issued
3,000,000 non-voting exchangeable shares to the following:

            Greg Alexanian               1,102,500
            Jason Cassis                 1,102,500
            Bill Little                    100,000
            Stonewall Capital Corp.        200,000
            Philip Cassis                  495,000
            --------------------------------------
               Total                     3,000,000
                                         =========

* None of this group is affiliated with Urbana.

         The holders of these shares have been granted votes in Urbana on a basis of one vote for each exchangeable share of U.R.B.A. Holdings Inc. held. The holder of these shares at any time may require U.R.B.A. Holdings Inc. to repurchase the shares at the then current market value of the common shares. At its option, U.R.B.A. Holdings Inc. may satisfy this obligation in cash or in company shares. Any exchangeable share not exchanged within 25 years is to be canceled. Pursuant to the terms of the agreement, Urbana issued 3,000,000 common shares in trust to be held under the terms of a trust agreement executed January 4, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are canceled. In the connection with the acquisitions of E-Bill, Enersphere and Urbana.ca Enterprise Corp., Urbana issued an aggregate 10,450,000 shares of common stock in trust of which an aggregate of 1,030,000 have been redeemed for shares of the corresponding company.

         In  anticipation  of this  acquisition,  two  shareholders of Urbana.ca
Enterprises Corp., each holding a 36.75% interest in this company, became directors of Urbana effective July 21, 1999 and, subsequent to the acquisition, entered into five year management contracts for an aggregate of CDN $120,000 in year 1 and for amounts to be negotiated for years 2 through 5. In addition, Urbana also agreed to grant a total of 400,000 stock options to these individuals pursuant to the stock option plan implemented in 1999.

         Effective September 13, 2000, a former principal of Urbana.ca Enterprises Corp., Jason Cassis, resigned as a director and CEO of Urbana, thus forfeiting all further management compensation and the right to 200,000 stock options pursuant to this acquisition agreement. Effective October 20, 2000, the other former principal of Urbana Enterprises Corp., Gregory Alexanian resigned as a director of this Company, thus forfeiting all further management compensation pursuant to this acquisition agreement.

(b)      E-Bill Direct, Inc.

     E-Bill Direct, Inc. was incorporated May 27, 1999 in the province of Ontario. E-Bill Direct, Inc. was engaged in designing, developing and providing electronic presentment and payment services to the business community.

     In  consideration  of  the  acquisition,   U.R.B.A.  Holdings  Inc.  issued
2,950,000 non-voting exchangeable shares to the following:

         David M. Groves **                   1,817,500
         Henry Tyler **                         737,500
         Questech Corporation                   295,000
         Rockrimmon Investment                  100,000
         ----------------------------------------------
            Total                             2,950,000
                                              =========

** Mr. Groves and Mr. Tyler, are affiliated with Urbana as directors.

         The holders of these shares have been granted votes in Urbana on a basis of one vote for each exchangeable share of U.R.B.A. Holdings Inc. held. The holder of these shares at any time may require U.R.B.A. Holdings Inc. to repurchase the shares at the then current market value of the common shares. At its option, U.R.B.A. Holdings Inc. may satisfy this obligation in cash or in company shares. Any exchangeable share not exchanged within 25 years is to be canceled. Pursuant to the terms of the agreement, Urbana issued 2,950,000 common shares in trust to be held under the terms of a trust agreement executed January 10, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are canceled. In the connection with the acquisitions of E-Bill, Enersphere and Urbana.ca Enterprise Corp., Urbana issued an aggregate 10,450,000 shares of common stock in trust of which an aggregate of 1,030,000 have been redeemed for shares of the corresponding company.

         Subsequent to the acquisition, Urbana signed three year management contracts with the two principals of E-Bill in the aggregate of CDN $120,000 in year 1, CDN $160,000 in year 2 and CDN $120,000 in year 3. In addition, Urbana also agreed to grant a total of 200,000 stock options to these individuals pursuant to the stock option plan implemented in 1999. The management contracts were subsequently amended in the aggregate of CDN $275,000 commencing December 1, 2001. Effective, December 31, 2000, the two former principals of E-Bill Direct, Inc. waived CDN $25,000 payable pursuant to the management contracts for the period from October 16, 2000 to December 31, 2000. As of December 31, 2001, the former principals deferred US $56,698.27 in salary.

(c)      Enersphere.com, Inc.

     Enersphere.com, Inc. was incorporated September 28, 1999 in the province of Ontario. Enersphere.com, Inc. was a content company that utilized set-top boxes as their medium to deliver Internet and intranet-based services to customers.

     In consideration of the acquisition, U.R.B.A. Holdings Inc. paid CDN $84,828 cash and issued 4,500,000 non-voting exchangeable shares to the following:

         John Cullen                     1,125,000
         Doris Cullen                    1,125,000
       **Rick Whittaker                  1,575,000
       **Barb Whittaker                    675,000
         -----------------------------------------
            Total                        4,500,000
                                         =========

     **Out of this group, only Rick Whittaker and Barb Whittaker, wife of Mr. Whittaker, were affiliated with Urbana. Rick Whittaker was Vice-President, Business Development, and a Director until September 24, 2001.

 None of this group is affiliated with Urbana.

         The holders of these shares have been granted votes in Urbana on a basis of one vote for each exchangeable share of U.R.B.A. Holdings Inc. held. The holder of these shares at any time may require U.R.B.A. Holdings Inc. to repurchase the shares at the then current market value of the common shares. At its option, U.R.B.A. Holdings Inc. may satisfy this obligation in cash or in company shares. Any exchangeable share not exchanged within 25 years is to be canceled. Pursuant to the terms of the agreement, Urbana issued 4,500,000 common shares in trust to be held under the terms of a trust agreement executed January 9, 2000 until such time as the exchangeable shares are exchanged by their holders or all remaining exchangeable shares are canceled. In the connection with the acquisitions of E-Bill, Enersphere and Urbana.ca Enterprise Corp., Urbana issued an aggregate 10,450,000 shares of common stock in trust of which an aggregate of 1,030,000 have been redeemed for shares of the corresponding company.

         Subsequent to the acquisition, Urbana signed two year management contracts with the two principals of Enersphere.com, Inc. in the aggregate CDN $160,000 in year 1 and CDN $250,000 in year 2. In addition, Urbana also agreed to grant a total of 200,000 stock options to these individuals pursuant to the stock option plan implemented in 1999. Effective December 31, 2000, the two former principals of Enersphere.com, Inc. waived CDN $30,000 payable pursuant to the management contracts for the period from October 16, 2000 to December 31, 2000. In addition, effective December 15, 2000 one of these principals of Enersphere.com, Inc., John Cullen resigned as an officer of Urbana Enterprises Corp., thus forfeiting all further management compensation and the right to 100,000 stock options pursuant to this acquisition agreement.

General Business of Urbana.

       Urbana was an e-commerce, transaction and content company that created Intranet and Internet-based systems in conjunction with local area governments and high profile corporations. Urbana provided local communities with community based entertainment and information services widely used in all facets of everyday life and delivered these services through a customized set-top-box. Internet success is predicated on rich content delivery and delivery mechanisms reaching a maximum target market on a one-to-one basis through both PC's and to areas and viewers where PC use is non-existent. Urbana's aim was to achieve that success by delivering rich content through a set-top box medium to non-PC consumers.

         As part of its business strategy, Urbana sought collaborative partners with experience in the development and marketing of its products in the relevant market areas. The intention was to select partners with both the human and financial resources to spearhead the market penetration and development of Urbana's products. The form of collaboration would depend in part on the product candidate, the stage of development, and the partner's expertise. Urbana expected potential partners to be involved in the market of the products.

(a)      LocalNet Systems Technology.

         Urbana's LocalNet systems technology utilized set-top boxes as the medium to deliver various Internet and Intranet based community services to consumers. The LocalNet framework operated with community leaders and high profile corporations to create community based intranet systems that utilized the Internet to provide residents with current community activities, movies and other entertainment based content as well as such value added services as enhanced television, monitored smoke detectors, automatic meter reading, health and community services. The heart of the LocalNet business model is to provide a turnkey solution to communities so that all residents can access relevant community information. In simplistic terms, Urbana acted as a facilitator for the development of a true "smart community."

(b)      The Vision of LocalNet.

         Urbana and LocalNet focused on those in the community not utilizing the Web due to lack of content and those without Internet access. The vision of LocalNet was that regardless of what type of medium for access was provided to this segment of the community, this segment would not initiate access without focused content.

        LocalNet was not distant, it was local schools, local doctors, local entertainment, local grocery stores, local police, local government, local sports and fitness, local kid's events, local artists, local parks, local parents looking for local baby-sitters, local patrons reviewing local restaurants and local businesses going online for local customers.

(c)      Strategy.

         Urbana developed a unique method of providing a comprehensive, low cost portal connection (LocalNet) which it believed was meaningful for every resident in a geographic area. Urbana's strategy called for local communities to provide a self-sustaining local Internet service where all residents had access to the portal, either through an existing personal computer or through a low cost set-top box. These two services provided all residents of the community with the ability to communicate with one another and with local service providers within the community. More access leads to more local Internet services. For example, teachers could now send homework assignments home via e-mail, residents could register for programs via the community channel and local merchants could reach their customers via the Internet. The supporting advertisement could take the form of banner ads on e-mail and community channel pages with the ability to click on the banner ads to go to the advertisers web page. Urbana and its consortium of sponsors receive revenue from the ads, which paid for the home gateways.

         Urbana believed that once in the home, the set-top box provided much more functionality than just Internet service. Urbana believed it would become a community gateway with the ability to become a true smart home manager. For example, through the Internet connection, Urbana could offer new services such as direct linkage to the fire department and to utility monitoring. These services were provided at a nominal fee, which further defrayed the cost of the set-top box.

(d)      Growth Strategy.

         Urbana expected to leverage its expertise as facilitator and project manager to gain competitive advantage. Urbana believed that the critical elements of compelling content, access/penetration to local markets and new value added services would attract strategic partners both locally and internationally. In fiscal 2000, Urbana completed two internally funded LocalNet sites and four licensed sites in Canada and the U.S.

Electronic Billing.

(a)      Product.

         Urbana's product offerings included digital processing and electronic transmission of high-volume data via e-mail. The usage of embedded digital marketing tools enabled corporate customers to achieve very directed target marketing opportunities. The E-Bill Direct Division of Urbana process took raw data or converted a standard print image file to a proprietary format and integrated the required level of security and via unique digital marketing tools that could optionally include sound, graphics and animation that could be custom designed to meet client needs.

(b)      Strategy.

         Many organizations required or provided incentives to customers to use their websites to pay bills. This approach was time consuming and non-rewarding for the recipient in the quest to locate the website and the billing information. Urbana did not believe that customers would accept for the long term, on an ongoing basis, searching for billing information from many creditors. A percentage of organizations send e-mail to advice clients that their bill is ready for review. Urbana's approach to electronic presentment and payment solutions was as follows: since consumers are acclimatized to receiving the physical mail at their doorstep, likewise, Urbana sent the bill as e-mail and eliminated the unnecessary steps.

         Urbana believed it had the ability to offer its clients an outsourcing alternative to electronic bill presentment and payment in that their customer's monthly data would be transmitted utilizing Urbana's electronic server platform services. To date, the structure of the electronic bill presentment market is predicated on electronic delivery by pulling customers to websites. Urbana delivered electronic bills, with optional targeted animated graphics with sound, voice and motion to provide an effective and unique advertising tool to attract customers to purchase or link to a specific website.

         Urbana believed that it had the ability to integrate rich, powerful, animated advertising. Specialized compression techniques allowed for statements and digital advertising to be transmitted in tolerable download times to customers without wide bandwidth transmission. This flexibility enabled just-in-time current statement wherever necessary. As a result, just-in-time delivery eliminated call center customer queries about why recent accounting activity was missed. Urbana believed that this reduction in call center activity would equate to substantial dollar savings.

         Urbana believed it had the ability to offer its clients an outsourcing alternative to electronic bill presentment and payment in that their customer monthly data would be transmitted utilizing Urbana's electronic server platform services. To date, the structure of the electronic bill presentment market is predicated on electronic delivery by pulling customers to websites. Urbana delivered electronic bills, with optional targeted animated graphics with sound, voice and motion provide an effective and unique advertising tool to attract customers to purchase or link to a specific website.

         Historically, Internet advertising has been governed by banner and static advertising. To date, rich, powerful advertising content has been restricted due to the lack of penetration and adoption of high-speed (high bandwidth) Internet access. Allowing ads to incorporate audio, video and other applications will allow the next stage in the evolution of advertising to exceed the current less than 1% response rate generated from banner ads.

         Urbana believed it had the ability to integrate this rich, powerful, animated advertising. Specialized compression techniques allow for statements and digital advertising to be transmitted in tolerable download times to customers without wide bandwidth transmission. This flexibility enables just-in-time current statement wherever necessary. As a result, just-in-time delivery eliminates call center customer queries about why recent accounting activity is missed. We believed that this reduction in call center activity would equate to substantial dollar savings.

(c)      Markets.

         Management identified 3 primary target markets where client-operating costs would be cut and traditional cost centers could become revenue-producing entities. The three markets (loyalty programs, brokerage and utilities) were unique by nature but have similar problems in the dissemination of current up-to-date data to clients.

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

         The utility industry is presently going through some major restructuring especially the electric utilities. The need to become profitable and accountable has never been higher. As a result introduction of automatic meter reading and electronic billing and payment solutions will substantially reduce and contain costs. Urbana believed that its suite of solutions provided the means to address these market opportunities.

         The E-Bill Direct Division of Urbana has the electronic presentment and payment solutions to address the foregoing and many other market opportunities.

(d)      Major Competition.

Urbana's major competitors were as follows:

o    Canada Post:  In pilot since 1999 with  expected  service  offering in late
     2001.

o E-Route: Consortium of large Canadian players including some major banks with expected rollout in 2000.

o Xenos Group: Canadian software company offering electronic presentment of documents.

o Paytrust: a US based company with a web-based service offering consumer bill delivery.

o    Others: Paysense, Edocs, Checkfree, Transpoint, Whitehill.

(e)  Competitive Advantage.

Urbana believed it had three competitive advantages over its competitors:

o Management had years of multimedia, animation and advertising experience combined with electronic processing expertise;

o Urbana utilized a direct delivery, push and pull (not a web-centric, pull only) solution for electronic presentment and payment; and

o The set-top boxes Urbana planned to distribute could be used to reach up to 60-70% of the market that did not have Internet service in homes.

Set-Top Boxes.

(a)      Description.

         Urbana licensed set-top boxes from Eagle Wireless International, Inc. This license was exclusive in Canada and non-exclusive in the United States. The set-top box was a consumer electronics device that connected any television to the Internet via a standard analog phone line. Once connected, the end user of the set-top box could easily access the Internet and could enjoy most of the applications the Internet had to offer such as e-mail, e-commerce, web surfing, video on demand, video conferencing and on-line banking.

         Urbana believed that the licensed set-top box offers consumers a standard Internet browser, and applications pre-loaded from the server at the Internet service provider. Adding, updating or changing applications was done through Urbana or channel partner's networks, meaning the user did not need to install new software in the set-top box every time a feature was added, enhanced or changed.

         Urbana originally distributed a set-top box in its pilot markets that was manufactured by Acer Corporation in Taiwan (Acer NT 150); however, Urbana has  discovered  that the  Liberate  operating  system  used by Acer was  overly proprietary to meet the feature growth requirements of Urbana. Urbana, therefore, decided to deploy the next generation of set-top boxes utilizing the Linux and QNX operating systems and sourcing Eagle Wireless International, Inc. set-top boxes.

(b)      Product and Manufacturing.

         Urbana entered into an exclusivity agreement with Eagle Wireless International Inc. in January 2000 wherein Eagle Wireless International Inc. agreed to manufacture and sell set-top boxes to Urbana and granted the exclusive right to Urbana to sell Eagle Wireless International Inc. manufactured set-top boxes in Canada and the non-exclusive right to sell the set-top boxes in the United States. Urbana chose Eagle Wireless International, Inc. as its manufacturing and engineering partner because of this company's ability to produce a unique feature set with an operating system independent hardware platform that could accommodate all of the popular operating systems and readily accept new software for different applications.

     Eagle Wireless International Inc. had the first right to provide Urbana's set-top box requirements.

(c)      Product Features.

Urbana's set-top box had the following features:

o    Linux/QNX operating system.

o    Fully compliant 4.0 Internet browser.

o Off-line e-mail/e-mail editor (optional depending on vertical market). o Java Media Player for music and video. o Enhanced television tuner o USB, PCI serial and parallel ports for expansion and accessories.

o Built-in radio frequency modulator for connection to any television, with audio and video in and out jacks.

o    Ethernet input.

o    Wireless keyboard and remote control

o "Flash" read only memory for remote set-top box software updates while in service.

o    Smartcard  reader  and  writer  for  programming,   loyalty  and  financial
     operations.

(d)      Market Summary and Target Market.

      A set-top box user can be anyone with a television set and a desire to go on-line. The consumer target market consists of a broad cross-section - from young families to senior citizens.

Urbana's target markets were:

o Baby boomers - 89 million in the United States and Canada people born from 1946 to 1964.

o    Empty nesters - top 1/4 of the baby boomers and beyond.

o    Generation X group (born 1966 with young children).

o    The fundamental market components were:

o    99% of households in North America have at least one television set.

o    75% have 2 or more television sets.

o Cable/Satellite television broadcast is available to 75% of United States households.

o Worldwide units sales of set-top box were US$0.80M in 1999 compared to US$0.3M in 1996.

o Sales are expected to reach US$8.0M in 2002 - and are expected to dominate the marketplace by 10:1 according to "Cite eStats/Datamonitor".

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

         Established set-top box distributors have high overheads created by current facilities, sales staff, inventory and shrinkage. To operate profitably requires typical retail mark-ups on manufacturer's pricing - even for big box merchants. Launching an e-commerce website to leverage their existing brand equity does not impact the cost structure and mark-up requirements of established retailers.

         Advanced television set-top boxes can connect to the Internet in another way. In Europe, satellite standards are beginning to compete with cable specifications signaling a possible trend in North America. Some United States companies such as DirecTV already offer satellite-based Internet connections, but these technologies are proprietary. The trend is toward having the standards process apply to satellite broadcasts and cable services. Whatever the method of connectivity, it has been predicted that this form of Internet access will rapidly provide such competition that the traditional Internet service providers will experience a dramatic reduction in growth rate.

(f)      Direct Competition.

         The competition in the set-top box market consists of approximately 87 manufacturers who are actively marketing a number of set-top boxes, and of these, approximately 12 are considered as being direct competitors with Urbana and they are as follows: WebTV, Sony, Philips, Thompson, DirectPC, EchoStar, Acer/Liberate, Neon, NetGem, WbSurfer, Paradise and AOL TV.

(g)      Indirect Competition.

         The major cable networks are deploying two-way interactive services utilizing the Internet (e.g. AT&T, Rogers Cable and Cox Communications. Also, there exist the National Internet Service Providers and major portals (for example, America Online). Urbana relied on its flexibility as a small company, the use of the Linux operating system and constant monitoring and upgrading to meet customer driven requirements to remain competitive against both its direct and indirect competitors.

(h)      Operations and Fulfillment.

         Operations and fulfillment were managed in-house, although, most of the physical work was outsourced. This approach reduced costs related to overhead and employee payroll, provides access to state-of-the-art technologies and gave Urbana the resources to be successful in the market while incurring minimal costs.

(i)      Engineering and Design.

         Urbana's engineering and design teams were limited to application engineering and high-level specification technical writers. Urbana was a sales and marketing company and had, therefore, outsourced its product engineering and manufacturing to Eagle Wireless International, Inc.

Status.

         Urbana successfully completed a six-month pilot project known as the Guelph LocalNet. The purpose of the pilot was to distribute 125 set-top boxes to various local community target markets such as schools, local government, local corporations and individual users. The pilot was monitored for technical proficiency to gain market intelligence and to test the effectiveness of the Guelph LocalNet software. Urbana, upon the initial indications of success of the pilot, agreed to move the product to its next stage of development. The preparation of the product and sale of the product were contingent on many factors, including, but not limited to, the raising of sufficient capital, completion of the software, delivery by Eagle Wireless International, Inc. of a merchandisable set-top box, etc.

Urbana had five potential revenue producing divisions:

o        LocalNet
o        advertising
o        electronic billing
o        set-top-box sales
o        corporate sponsorships

Agreements with Eagle Wireless International, Inc.

         Exclusivity Agreement

         In January 2000, Urbana entered into an exclusivity agreement with Eagle Wireless International, Inc. of League City, Texas. Within the terms of this agreement, Eagle Wireless International, Inc. agreed to manufacture and sell set-top boxes to Urbana and granted exclusive right to Urbana to sell Eagle Wireless International, Inc. manufactured set-top boxes in Canada in return for certain volume purchases by Urbana over a 24 month period. Urbana also entered into a license agreement with USA Video of Mystic, Connecticut wherein certain compression technology developed by USA Video could be embedded into set-top boxes manufactured by Eagle Wireless International, Inc. and sold by Urbana.

         Consulting Agreement

         Effective December 19, 2000, the Company entered into a one year consulting agreement with Eagle Wireless International, Inc. The consulting services provided by Eagle Wireless International, Inc. related to advanced entertainment platform features, related set-top box software and broadband streaming issues. As compensation, Urbana issued 700,000 restricted shares of common stock.

         System Access Agreement

         During the quarter ended March 31, 2001, Urbana entered into a 10-year System Access Agreement with Eagle Wireless International, Inc. to provide a "turnkey" LocalNet site in Houston, Texas, provide technical support to upload advertising information as it becomes available from local community organizations and facilitate the use of Eagle Wireless International, Inc. set-top boxes. Eagle Wireless International, Inc. paid a non-refundable initial license fee of $100,000.

Agreement with Bell Nexxia

         On August 31, 2000, Urbana completed an agreement to offer the low priced Internet connection in Canada. The agreement combined Urbana's LocalNet software with Bell Nexxia's infrastructure. The agreement was intended to enable Urbana to rapidly deploy and expand its customer base across Canada.

Licensing and Co-Marketing Agreement with Sage Systems

         On November 17, 2000, Urbana entered into a licensing and co-marketing agreement with Sage Systems, creator of Aladn(TM), a narrowband home networking technology that connects home appliances to each other and the Internet. Under the terms of agreement, Urbana would license and deploy Sage System's narrowband networking technology. The two companies also signed a joint marketing agreement with expectations of marketing the combined system to electric companies and their customers.

         Video- On -Demand

         In June 2001, Urbana.ca announced that a strategic alliance has been entered into with Calisto Media Systems Inc., Hull, Quebec, Canada to provide video streaming through Urbana's set-top boxes.

         Service Agreement

         In August 2001, Urbana announced that a service agreement had been entered into with the Alcohol and Drug Recovery Association ("ADRAO") of Ontario to bring ADRAO's health promotion and prevention program to the World Wide Web.

Enterprise Portal

     On Nov 20, 2001 Urbana.ca Inc. announced that its wholly-owned subsidiary, Urbana Enterprises Corp. had signed an agreement with Boatcan Computer Boat Sales Ltd. to integrate the content of Urbana's enterprise portal and the Boatcan.com marine website thus providing various new applications and services in a new and expanded marine portal.

License Agreement subsequent to Dec. 31, 2001

         On January 23, 2002 Urbana.ca, Inc. announced that its wholly-owned subsidiary, Urbana Enterprises Corp. signed a reciprocal License / Trafficlink license / traffic referral agreement with Sympatico-Lycos Inc. (SLI), a leading Canadian Internet property owned by Bell Globemedia and Lycos Inc. The agreement allowed Sympatico-Lycos users access to Urbana's network of local community portals linked via Sympatico.ca, Canada411.ca, YellowPages.ca and its group of city sites and, in turn, Urbana's customers would gain access to linked to the Sympatico-Lycos properties.

Subsequent Event with Oxford Knight International, Inc.

         In April 2002, Oxford Knight International, Inc. agreed to transfer 10,000,000 shares of its common stock in exchange for 1,000,000 shares of Urbana Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock allows Oxford Knight to vote 2/3 of the vote on all shareholder matters. In addition, the Series A Convertible Preferred Stock are convertible into 51% of the issued and outstanding shares of Urbana following conversion. Oxford Knight and our new management are currently considering the business strategies that Urbana will pursue.

Intellectual Property

General.

         Urbana's patent and trademark strategy was to pursue in selected jurisdictions the broadest possible patent protection on its proprietary products and technology. Urbana planned to protect its technology, any inventions and improvements to its inventions by filing patent applications in selected key countries according to industry standard in a timely fashion. Urbana also relied upon trade secrets, know-how and continuing technological innovations to develop its competitive position. It is Urbana's policy to require its directors, employees, consultants, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment, consulting or collaborative relationships with Urbana. These agreements provide that all confidential information developed or made known during the course of the relationship with Urbana is to be kept confidential except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions resulting from work performed for Urbana utilizing property of Urbana or relating to Urbana's business and conceived or completed by the individual during employment are the exclusive property of Urbana to the extent permitted by law.

         Urbana itself does not have patents or patents pending and it is unlikely that the process by which Urbana produces its contemplated products would themselves be patentable.

Organizational Structure and Facilities.

          Urbana currently has two full-time employees. At this time, none of Urbana's employees are subject to collective bargaining agreements.

(a)  Control of Urbana by Oxford Knight International, Inc.

          Oxford Knight International, Inc. owns 1,000,000 shares of our Series A Convertible Preferred Stock. These shares of Series A Convertible Preferred Stock allows Oxford Knight International to vote 66 and 2/3% of the total vote. As a result, Oxford Knight International has the ability to exercise significant influence over all matters requiring stockholder approval. Therefore, it should be assumed that Oxford Knight International will be able, by virtue of their stockholdings, to control the affairs and policies of Urbana.

(b)  New Management may Result in Business and Business Changing Significantly.

         Urbana has experienced change of control, which has resulted in new management running Urbana. It is likely that Urbana will pursue business opportunities that were not pursued in the past, and Urbana is not going to operate any business that has been operated in the past. Urbana provides no assurance that the business strategies pursued by its new management will be successful.

(c)  Dependence Upon Key Personnel.

         Urbana is dependent upon a relatively small number of key management personnel and key employees and the loss of any of these key management personnel and key employees could have an adverse effect on Urbana. There can be no assurance that Urbana will be able to attract and retain such individuals currently or in the future on acceptable terms, or at all. In addition, Urbana does not maintain "key person" life insurance on any officer, employee or consultant of Urbana.

         In addition, all decisions with respect to the management of Urbana will be made exclusively by the officers and directors of Urbana. Investors will only have rights associated with minority ownership interest rights to make decisions, which effect Urbana. The success of Urbana, to a large extent, will depend on the quality of the directors and officers of Urbana. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of Urbana to the officers and directors.

(d)  Management of Growth.

          Urbana's future growth, if any, may cause a significant strain on its management, operational, financial and other resources. Urbana's ability to manage its growth effectively will require it to implement and improve its operational, financial, manufacturing and management information systems and to expand, train, manage and motivate its employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to research, product development and marketing and sales efforts without a corresponding increase in Urbana's operational, financial, manufacturing and management information systems could have a material adverse effect on Urbana's business, financial condition, and results of operations.

(e)  Limitations on Liability, and Indemnification, of Directors and Officers.

         Although neither the articles of incorporation nor the bylaws of Urbana provide for indemnification of officer or directors of Urbana, the Nevada Revised Statutes provides for permissive indemnification of officers and directors and Urbana may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by Urbana in covering any liability of such persons or in indemnifying them.

(f)  No Cumulative Voting.

         Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of Urbana, and the minority shareholders will not be able to elect a representative to Urbana's board of directors.

(g)  Absence of Cash Dividends.

         The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of Urbana's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of Urbana, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(h)  Limited Public Market for Urbana's Securities.

         There has been only a limited public market for the shares of our common stock. There can be no assurance that an active trading market will develop.

         The market prices for the securities of technology companies have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of any particular company. The market price of the shares may be affected significantly by factors such as announcements by Urbana or its competitors. The market price may also be affected by movements in prices of stock in general. As a result of these factors, purchasers of the shares offered hereby may not be able to liquidate an investment in the shares readily or at all.

(i) No Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

         There has been only a limited public market for the common stock of Urbana. The common stock of Urbana is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of Urbana's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell Urbana's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

ITEM 2.  PROPERTIES.

         Urbana maintains its corporate office at 14221 Eastex Freeway, Houston, Texas, utilizing office space of Oxford Knight International, a company of which Paul Syracuse and Brent Walters are affiliated. Urbana does not currently pay for use of such office space and there is no lease in effect.

ITEM 3.  LEGAL PROCEEDINGS.

         Other than as set forth below, Urbana is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Urbana has been threatened.

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

         Other holders of outstanding loans have threatened to bring a lawsuit for the repayment of loans with a principal balance and accrued interest of $262,561. In March 2002, Urbana Enterprises Corp. filed for bankruptcy and Grant Thorton Limited was appointed trustee pursuant to an assignment by Urbana Enterprises Corp.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

        Urbana's common stock is traded in the Over-the-Counter Bulletin Board (symbol "URBA"), having commenced trading on February 13, 1997. The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                                          High          Low
                                                        ---------    ----------

Quarter Ended March 31, 2001                              0.50         0.19
Quarter Ended June 30, 2001                               0.33         0.13
Quarter Ended September 30, 2001                          0.19         0.03
Quarter Ended December 31, 2001                           0.04        0.009

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                                          High          Low
                                                        ---------    ----------

Quarter Ended March 31, 2000                              12.94         1.12
Quarter Ended June 30, 2000                                7.50         1.19
Quarter Ended September 30, 2000                           2.69         0.69
Quarter Ended December 31, 2000                            1.06         0.17


Holders of Common Equity.

        As of April 15, 2002, there were approximately 92 shareholders of record of Urbana's common stock.

Dividend Information.

         Urbana has not declared or paid a cash dividend to stockholders since it was incorporated in February 1993. The board of directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon Urbana's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

         Other than as set forth below, during the fiscal year ended December 31, 2001 there have not been any sales of unregistered securities of Urbana. Except as noted below, no commissions or fees were paid in connection with these sales. Except as noted below, all of these sales were undertaken pursuant to the offering exemption from registration under the Securities Act of 1933 as provided in Regulation S as promulgated by the U.S. Securities and Exchange Commission. In addition, all of the sales were made to the following class of persons: sophisticated investors; investor either alone or with their purchaser representative(s) have such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believed immediately prior to making any sale that such purchasers comes within this description.

 (a) Issuance of 1,030,000 restricted shares of common stock on conversion of 1,030,000 exchangeable shares originally issued in connection with the acquisitions. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $319,400. In the connection with the acquisitions of E-Bill, Enersphere and Urbana Enterprise.ca Corp., Urbana issued an aggregate 10,450,000 shares of common stock in trust of which an aggregate of 1,030,000 have been redeemed for shares of the corresponding company.

 (b) Issuance of 250,000 shares of common stock with a fair value of $55,000 in prepayment of one year media relations consulting agreement.

 (c) Issuance of 150,000 shares of common stock with a fair value of $33,000 in prepayment of a three month consulting agreement.

 (d) Issuance of 150,000 shares of common stock with a fair value of $33,000 in payment of a technology contract completed during the year.

 (e) Issuance of 30,000 shares of common stock with a fair value of $4,200 in payment of a consulting agreement.

 (f) Issuance of 3,600,000 shares of common stock in a Securities Purchase Agreement with Eagle Wireless International, Inc. in return for 200,000 common stock shares of Eagle valued at $216,000. During the year the Company sold the 200,000 Eagle common stock shares for net proceeds of $182,086 resulting in a loss of $33,914.

 (g) Issuance of 1,218,330 shares of common stock on the conversion of loans payable totaling $365,500 as described in Note 4 of the corresponding financial statements.

 (h) Issuance of 18,132,649 shares of common stock on the conversion of convertible debentures, totaling $160,000 as described in Note 5 of the corresponding financial statements.

 (i) Issuance of 1,998,000 shares of common stock in connection with the Equity Line of Credit described in Note 6 of the corresponding financial statements, for proceeds of $20,000, net of commission and other costs totaling $7,000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements of Urbana and notes thereto contained elsewhere in this prospectus.

Results of Operations.

         The results described herein, reflect consolidate operations of Urbana for the fiscal year ended December 31, 2001 and compared to the same fiscal year 2000. Subsequent to the year-end December 31, 2001, Urbana Enterprises Corp., the wholly-owned and only operating subsidiary of Urbana, filed bankruptcy. The assets and liabilities associated with this subsidiary have been eliminated to an impairment account, which accounts for $3,357,861 of the consolidated net loss for the year ended December 31, 2001.

         Revenues increased from $0 for the year ended December 31, 2000 to $118,737 for the year ended December 31, 2001. The increase in revenues was attributable to license fees. Operating Expenses increased $1,682,374 or 62% from $2,697,756 for the year ended December 31, 2000 to $4,380,130 for the year ended December 31, 2001. The increase is attributable to an impairment in the amount of $3,357,861. But for the impairment, operating expenses were $1,022,269 for the year ended December 31, 2001. Operating loss increased from $2,697,756 for the year ended December 31, 2000 to $4,261,393 for the year ended December 31, 2001. The increase in operating loss is principally due to the impairment of $3,357,861. Net loss increased from $2,795,109 for the year ended December 31, 2000 to $4,455,484 for the year ended December 31, 2001. This increase in operating loss is principally due to the impairment of $3,357,861. Net loss per share decreased from $.24 per share for the year ended December 31, 2000 to $.21 per share for the year ended December 31, 2001.

         Urbana is currently working on a substantially different business model from the original intent of the company's business plan and or the new management of Urbana also serves as the management for Oxford Knight. Urbana has completely disbanded the high-tech business and will be pursuing other viable business interests through the efforts of Oxford Knight International, Inc.

Liquidity and Capital Resources.

(a)      General Statement.

         At December 31, 2001 Urbana had a working capital deficiency of $1,713,458 inclusive of loans payable. This compares with a working capital deficiency of $1,438,113 at December 31, 2000.

         At December 31, 2001, the Company's assets totaled $7,795, consisting of cash of $3,388 and accounts receivable of $4,407. The Company's current liabilities were $1,721,253 at December 31, 2001. This consisted primarily of accounts payable and accrued liabilities in the amount of $146,824 loans payable in the amount of $1,210,581 and convertible debt in the amount of $297,337. Management believes that cash on hand will be insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. If the company is unable to raise additional funds, management may be forced to curtail or cease operations. Even if we are unable to continue our operations, the failure to obtain debt or equity financing could have a substantial adverse effect on the business and financial results. Although the Company has historically relied upon financing provided by its officers to supplement operations, they are not legally obligated to provide the Company with any additional funding in the future. In the future, management may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to the Company's shareholders. Management cannot assure shareholders, however, that financing will be available in amounts or on terms acceptable to the Company, or at all.

(b)      Issuance of Shares.

         During the months June and July 2001, the Company issued 1,030,000 restricted shares of common stock on conversion of 1,030,000 URBA shares originally issued in connection with the acquisitions. The shares of common stock have been recorded at the underlying carrying value of the exchangeable shares converted totaling $319,400. In the connection with the acquisitions of E-Bill, Enersphere and Urbana.ca Enterprise Corp., Urbana issued an aggregate 10,450,000 shares of common stock in trust of which an aggregate of 1,030,000 have been redeemed for shares of the corresponding company.

         Between the months of April and July 2001, the Company issued 250,000 shares of common stock for prepayment on a one-year media relations agreement of $55,000 on the fair market value of the agreement.

         Between the months of April and July 2001, the Company issued 150,000 shares of common stock for services rendered for $33,000 on the fair market value of the services performed.

         Between the months of April and July 2001, the Company issued 150,000 shares of common stock for services rendered for $33,000 on the fair market value of the completed technology contract.

         Between the months of April and July 2001, the Company issued 30,000 shares of common stock for services rendered for $4,200 on the fair market value of the consulting services performed.

     In June 2001, the Company issued 3,600,000 shares of common stock in a Securities Purchase Agreement with Eagle Wireless International, Inc. in return for 200,000 common stock shares of Eagle valued at $216,000. During the year the Company sold the 200,000 Eagle common stock shares for net proceeds of $182,086 resulting in a loss of $33,914.

     September 2001, the Company issued 1,218,330 shares of common stock on the conversion of loans payable totaling $365,500 as described in Note 4 of the corresponding financial statements.

     During the months of October and December 2001, the Company issued 18,132,649 shares of common stock on the conversion of convertible debentures, totaling $160,000 as described in Note 5 of the corresponding financial statements.

     In October 2001, the Company issued 1,998,000 shares of common stock in connection with the Equity Line of Credit described in Note 6 of the corresponding financial statements, for proceeds of $20,000, net of commission and other costs totaling $7,000.

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

(c)      Financing Arrangements.

     (1)  Equity Line of Credit.

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

This agreement was subsequently canceled and replaced with a new agreement dated July 24, 2001 with Cornell Capital Partners L.P. ("Cornell").

The new equity credit line became available on October 10, 2001 when the SEC declared the Company's Registration Statement on Form SB-2 effective. The equity line of credit agreement will remain in effect for a period of 30 months subsequent to the effective date. Subject to the conditions set out in the agreement, the Company may issue and sell to Cornell, and Cornell shall purchase, common shares of the Company up to a total purchase price of five million ($5,000,000) dollars. Following an advance notice by the Company to Cornell for funds, the price of the shares to be sold is calculated as 91% of the market price, being the lowest closing bid price of the common stock during the 5 trading day period beginning on the advance notice date. Unless waived by Cornell, the maximum advance amount is equal to 75% of the average daily volume of the Company's common stock multiplied by the purchase price during the particular pricing period. On each closing, a consultant, Yorkville Advisors, LLC, will be paid a 10% commission on each advance

     (2)  Convertible Debentures.

         On December 27, 2000, Urbana, entered into a securities purchase agreement with investors arranged through May Davis Group, Inc., as broker/dealer and placement agent. Under this agreement, Urbana can sell to the investors up to $440,000 of Urbana's 5% convertible debentures due five years after closing. The debentures are convertible at the option of the holder into shares of Urbana's common stock at any time after closing at the lesser of an amount equal to a fixed price of 120% of the closing bid price at the time of closing per share or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date. In connection with the sale of the convertible debentures, Urbana will pay May Davis Group, Inc. a 10% commission and legal fees of up to $10,000. Also, Urbana has agreed to issue to May Davis Group, Inc. on closing, warrants to purchase 100,000 shares of Urbana's common stock at an exercise price of $0.27 per share. The warrants are exercisable in whole or in part to December 27, 2005.

Forward Looking Statements.

         The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, Urbana's business strategies, continued growth in Urbana's markets, projections, and anticipated trends in Urbana's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on Urbana's expectations and are subject to a number of risks and uncertainties, certain of which are beyond Urbana's control. Urbana cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for Urbana's products, competitive pricing pressures, changes in the market price of ingredients used in Urbana's products and the level of expenses incurred in Urbana's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. Urbana disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In April 12, 2002, the client-auditor relationship between Urbana.ca, Inc. (the "Company") and Labonte & Co. ("Labonte") ceased as Labonte was dismissed as the Company's auditor.

         To the knowledge of the Company's current Board of Directors, Labonte's report of the financial statements of the Registrant for the year ended December 31, 2000 and any related interim period through April 12, 2002 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles during the fiscal year ended December 31, 2000.

         During the audit of the Company's financial statements for the year ended December 31, 2000 and any subsequent interim period through the date of dismissal, Labonte did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         The Company decided not to reappoint Labonte as its independent accountant.

         The decision to change accountants was approved by the Registrant's Board of Directors.

         There were no disagreements related to accounting principles or practices auditing scope or procedure during the fiscal year ended December 31, 2000 and the interim period through April 12, 2002.

          Effective on January 26, 2000, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Kurt D. Saliger, C.P.A., resigned. This accountant did not issue any financial statements for the Registrant. The decision to change accountants was approved by the Board of Directors.

          During  the   Registrant's  two  most  recent  fiscal  years  and  any
subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B) 1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal.

          On April 12, 2002, the Registrant engaged Malone & Bailey PLLC as its independent accountants for the fiscal year ended December 31, 2001. During the most recent fiscal year and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey PLLC did not furnish a letter to the Commission.

      The Company has requested that Labonte review the disclosure and Labonte has been given an opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages, and respective positions of the directors, executive officers, and key employees of Urbana are set forth below; there are no other promoters or control persons of Urbana. The directors named below will serve until the next annual meeting of Urbana's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Urbana's affairs. The directors and executive officers of Urbana are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

Officers and Directors.

Name                  Age      Position
----                 -----   -------------
Paul C. Syracuse      34       Chief Executive Officer, President and Director
Brent M. Walters      31       Chief Financial Officer, Secretary, Treasurer and
                               Director
David M. Groves       51       Director
Henry Tyler           54       Director

     Paul C. Syracuse has served as our Chief Executive Officer, President and Director since April 2002. Mr. Syracuse brings over 15 years of management experience with particular expertise in financial management, restructuring, fund raising and reengineering of companies. He has been the Chairman, CEO and President of Oxford Knight International, Inc. since 1997. Prior to leading the leveraged buy-out of Enncite Control, Inc. (the predecessor of Oxford Knight International, Inc.) in 1997 Mr. Syracuse was the President of Churchill Securities located on Wall Street in New York. Churchill was an established brokerage firm he purchased which employed 18 sales and front office personnel. Prior to owning Churchill Securities, Mr. Syracuse founded and operated Interfaced Building Systems, a highly successful and reputable construction company in Buffalo New York, serving both the commercial and residential markets. Mr. Syracuse served in the U.S. Coast Guard from 1985 to 1987 when he received an Honorable Discharge under medical conditions from receiving injuries in the line of duty.

     Brent M. Walters has served as our Chief Financial Officer, Secretary, Treasurer and Director since April 2002. Mr. Walters brings over 8 years of management and consulting experience with particular expertise in corporate financial and accounting management, business process reengineering and restructuring, project management, tactical and strategic planning and administration. He has been the Chief Financial Officer and Operations Manager of Oxford Knight International, Inc. ("Oxford") since February 2002. Prior to joining Oxford, Mr. Walters was Corporate Controller at Eagle Wireless International, Inc. in League City, Texas, a suburb of Houston. Eagle Wireless is a public corporation trading on the American Stock Exchange, which operates ten subsidiary companies. From 1999 to joining Eagle Wireless in 2001, Mr. Walters served as Assistant Controller for Tartan Textile Services, Inc. in Houston. From 1994 to joining the Tartan in 1999, Mr. Walters served as a business Consultant for Audit Forces; a Business/Financial Analyst for Procurement Logistics International; was Office Manager for Winborn Supply and Financial & Credit Analyst for Bank of Tokyo, Energy Division, all in Houston, Texas. Mr. Walters earned a Bachelors of Business Administration in Finance from the University of Texas at Arlington in 1994. He served in the Texas Army National Guard from 1991 to 1997 when he received an Honorable Discharge.

     David M. Groves has served as our Director since January 2000 and served as our Chief Executive Officer and President from January 2000 through April 2002. Mr. Groves brings over 20 years of senior management experience (CEO & COO positions) with particular expertise in emerging technologies and markets including e-commerce, internet marketing, wireless communications, electronic billing systems and a variety of internet business models. He was the President and CEO of Image Data International Corporation from 1991-1997 and went on to serve as Senior Vice President at Omega Digital Data Inc. until June 1998 and started E-Bill Direct, Inc. shortly thereafter. Along with his strong technical and administrative background, Mr. Groves brings considerable experience in the financial areas of acquisitions, divestitures, public offerings and private placements.

         Henry Tyler has served as our Director since September 2001. Mr. Tyler has more than 20 years experience with leading Canadian companies having mastered skills in analysis, design, development, tactical and strategic planning, project management, administration and sales. Mr. Tyler sold and managed the development and delivery of multi-million dollar E-commerce business solutions to companies such as American Express, IBM and four of Canada's five chartered banks. From 1996-1998, he was Vice President, Sales for Omega Digital Data, Inc. where he was responsible for the sale and delivery of the first hand-held wireless LAN terminal solutions to the Bank of Nova Scotia.

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 requires Urbana's directors, certain officers and persons holding 10% or more of Urbana's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of Urbana's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish Urbana with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Urbana under Rule 16a-3(d) during fiscal 2001 Urbana is unaware of any filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.

         Prior to the year 2000, none of the officers and directors received any compensation from Urbana. All directors, officers and key employees have been retained under management contracts, with an effective date of January 1, 2000. All officers and directors will be reimbursed for expenses incurred on behalf of Urbana, including director expenses pertaining to attendance at meetings.


                                        Annual Compensation             Long-term compensation
                                                                        Awards         Payouts
 Name and                                              Other Annual    Restricted   Securities Underlying    LTIP     All other
 principal position      Year    Salary        Bonus   Compensation    Stock Awards    Options / SARs     Payouts($) Compensation
=============================================================================================================================

David M. Groves,         2001    43,581 (1)      -           -             -              -                  -            -
President/CEO            2000    45,584          -           -             -              -                  -            -
                         1999         -          -           -             -              -                  -            -
=============================================================================================================================

(1)  Urbana has accrued $29,008, which has not been paid to date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of Urbana's common stock as of April 19, 2002 which was 77,500,000 issued and held by (i) all stockholders known to Urbana to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors, executive officers, and key employees of Urbana, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):


                            Name and Address of           Amount of Beneficial        Percent of       Percent of

   Title of Class             Beneficial Owner                Ownership (1)             Class         Voting Power
---------------------- ------------------------------- ---------------------------- --------------- ------------------
---------------------- ------------------------------- ---------------------------- --------------- ------------------

                             Arab Commerce Bank                13,890,420               17.92%            8.78%
       Common             C/o Butler Gonzalez LLP
        Stock              1000 Stayvesant Avenue
                          Union, New Jersey 07083
---------------------- ------------------------------- ---------------------------- --------------- ------------------
---------------------- ------------------------------- ---------------------------- --------------- ------------------
                       Eagle Wireless International,            4,560,000               5.87%             2.88%
    Common Stock                    Inc.
                           C/o Weed & Company LLP
                          4695 MacArthur Ste. 450
                          Newport Beach, CA 92660
---------------------- ------------------------------- ---------------------------- --------------- ------------------
---------------------- ------------------------------- ---------------------------- --------------- ------------------
                                David Groves                    1,617,500                2.1%             1.02%
    Common Stock              2523 Robinson St
                          Mississauga, ON L5P 2P2
---------------------- ------------------------------- ---------------------------- --------------- ------------------
---------------------- ------------------------------- ---------------------------- --------------- ------------------
                               Paul Syracuse                 80,663,265 (2)              100%            51.00%
    Common Stock            14221 Eastex Freeway
                             Houston, TX 77032
---------------------- ------------------------------- ---------------------------- --------------- ------------------
---------------------- ------------------------------- ---------------------------- --------------- ------------------
                               Brent Walters                 80,663,265 (2)              100%            51.00%
    Common Stock            14221 Eastex Freeway
                             Houston, TX 77032
---------------------- ------------------------------- ---------------------------- --------------- ------------------
---------------------- ------------------------------- ---------------------------- --------------- ------------------
                        Oxford Knight International,         80,663,265 (2)              100%            51.00%
    Common Stock                    Inc.
                            14221 Eastex Freeway
                             Houston, TX 77032
---------------------- ------------------------------- ---------------------------- --------------- ------------------
---------------------- ------------------------------- ---------------------------- --------------- ------------------
    Common Stock                Henry Tyler                      737,500                  *                 *
                            22 Haddington Street
                         Cambridge, Ontario N1R1B9
---------------------- ------------------------------- ---------------------------- --------------- ------------------
---------------------- ------------------------------- ---------------------------- --------------- ------------------
    Common Stock                 CDS & Co.                      7,997,062               10.32%            5.06%
                            P.O. Box 1038 Ste. A
                              25 The Esplanade
                            Toronto, ON M5W 1G5
---------------------- ------------------------------- ---------------------------- --------------- ------------------
---------------------- ------------------------------- ---------------------------- --------------- ------------------
    Common Stock        Shares of all directors, and           163,681,530             211.20%           103.49%
                       executive officers as a group
                                (4 persons)
---------------------- ------------------------------- ---------------------------- --------------- ------------------

*  Less than one percent

(1) Other than as set forth in footnote (2), none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) There are 1,000,000 shares of Urbana preferred stock owned of record by Oxford Knight International, Inc., which are convertible into 51% of the issued and outstanding shares of Urbana. Messrs. Syracuse and Walters are affiliates of Oxford Knight International.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the past two years, there have not been any transactions that have occurred between Urbana and its officers, directors, and five percent or greater shareholders, except as follows:

(a) During the fiscal year ended December 31, 2000, Urbana has transactions with directors and former directors of the company and its subsidiaries as follows: expenses paid on behalf of Urbana and its subsidiaries - $107,125 (1999 - $43,070); management fees incurred by Urbana and its subsidiaries - $194,444 (1999 - $14,733); and payments and reimbursements made by Urbana and its subsidiaries - $380,018 (1999 - $20,109).

(b) During the fiscal year ended December 31, 2000, Urbana had transactions with this private company as follows: expenses paid and advances made on behalf of Urbana and its subsidiaries - $68,804 (1999 - $86,268); and payments and reimbursements made by Urbana and its subsidiaries - $149,600 (1999 - NIL). Prior to December 31, 1999, $86,268 of these amounts was settled by the issuance of 215,670 restricted shares of common stock at a price of $0.40 per share.

         Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

(c) In April 2002, Oxford Knight International was issued 1,000,000 of our Series A Convertible Preferred Stock in exchange for 10,000,000 of common stock of Oxford Knight International. The Convertible Preferred Stock is convertible into 51% of the issued and outstanding shares of Urbana and votes 2/3 on all shareholder matters. Paul Syracuse, our Chief Executive Officer and President, is the Chief Executive Officer of Oxford Knight International. Brent Walters, our Chief Financial Officer, Treasurer and Secretary, is the Chief Financial Officer and Treasurer of Oxford Knight International.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits.

EXHIBIT INDEX

Number   Exhibit Description
-------  --------------------
2.1 Articles of Merger and Merger Agreement of Foreign Corporation into Integrated Carbonics Corp. (incorporated by reference to Exhibit 2 to the Registration Statement on Form 10- SB/A filed on December 17, 1998).

2.2 Amalgamation Agreement between Urbana.ca Enterprises Corp., Enersphere.com, Inc., and E-Bill Direct Inc., dated March 3, 2000 (incorporated by reference to Exhibit 2.2 of the Form 10-QSB filed on May 17, 2000).

2.3  Share   Exchange   Agreement   with  Oxford  Knight   International,   Inc.
     (incorporated by reference on Form 8-K filed on April 15, 2002.

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

4.11 Certificate of Designations for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 15,
     2002).

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

10.10License  Agreement  between the Registrant,  Eagle Wireless  International,
     Inc., and USA Video Interactive Corp., dated January 13, 2000 (incorporated by reference to Exhibit 10.10 of the Form SB-2/A filed on March 27, 2001).

10.11Exclusivity   Agreement  between  Urbana.ca  Enterprises  Corp.  and  Eagle
     Wireless International, Inc., dated January 17, 2000 (incorporated by reference to Exhibit 10.9 of the Form 10- QSB filed on May 17, 2000).

10.12Agency Agreement between the Registrant and Groome Capital.com, Inc., dated April 10, 2000 (incorporated by reference to Exhibit 10.12 of the Form SB-2/A filed on March 27, 2001).

10.13Administration  and  Services  Agreement  between  the  Registrant,  Groome
     Capital.com, Inc., and InvestIn.com Securities Corp., dated April 10, 2000 (incorporated by reference to Exhibit 10.13 of the Form SB-2/A filed on March 27, 2001).

10.14Special  Warrant  Agreement  between the Registrant  and Pacific  Corporate
     Trust Company,  dated April 27, 2000  (incorporated by reference to Exhibit
     10.14 of the Form SB-2/A filed on March 27, 2001).

10.15Share  Purchase  Warrant  Agreement  between  the  Registrant  and  Pacific
     Corporate Trust Company, dated April 27, 2000 (incorporated by reference to
     Exhibit 10.15 of the Form SB-2/A filed on March 27, 2001).

10.16Escrow  Agreement  between the Registrant,  Groome  Capital.com,  Inc., and
     Pacific Corporate Trust Company, dated April 27, 2000 (incorporated by reference to Exhibit 10.16 of the Form SB-2/A filed on March 27, 2001).

10.17Letter Agreement between the Registrant and Ladenburg Thalmann & Co. Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.17 of the Form SB-2/A filed on March 27, 2001).

10.18Letter of Intent between the Registrant and World Sales & Marketing, Inc., dated September 8, 2000 (incorporated by reference to Exhibit 10.18 of the Form 10-QSB filed on November 14, 2000).

10.19Consulting   Agreement   between   the   Registrant   and  Eagle   Wireless
     International,  Inc., dated December 19, 2000 (incorporated by reference to
     Exhibit 10.19 of the Form SB-2/A filed on March 27, 2001).

10.20Placement Agent Agreement (convertible debenture) between the Registrant and May Davis Group, Inc., dated December 27, 2000 (including exhibits) (incorporated by reference to Exhibit 10.20 of the Form SB-2/A filed on March 27, 2001).

10.21Placement  Agent  Agreement (line of credit) between the Registrant and May
     Davis Group, Inc., dated December 27, 2000 (including exhibits) (incorporated by reference to Exhibit 10.21 of the Form SB-2/A filed on March 27, 2001).

16.1 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on October 25, 2000).

16.2 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on October 26, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on March 31, 2000).


Index to Financial Statements and Schedules.


                                                                           Page

Report of Independent Accountants                                            35

Balance Sheets of Urbana as
of December 31, 2001                                                         36

Statements of Operations for the year ended
December 31, 2001 and the year ended December 31, 2000                       37

Statement of Shareholders' Equity for the year
ended December 31, 2001 and the year ended December 31, 2000                 38

Statements of Cash Flows for the year ended
December 31, 2001 and the year ended December 31, 2000                       39

Notes to Financial Statements                                                40

Reports on Form 8-K.

         Other than as set forth below, there were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report:

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Urbana has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Urbana.ca, Inc.



Dated: April 22, 2002                        By: /s/ Paul C. Syracuse
                                                 ------------------------
                                             Paul C. Syracuse, President and
                                             Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urbana and in the capacities and on the date indicated:


    Signature                 Title                                      Date
-------------------      --------------                               ----------


/s/ Paul C. Syracuse       President, Chief Executive             April 22, 2002
--------------------       Officer and Director
Paul C. Syracuse


/s/  Brent M. Walters      Chief Financial Officer, Treasurer,    April 22, 2002
---------------------      Secretary and Director
Brent M. Walters


/s/  David M. Groves       Director                               April 22, 2002
--------------------
David M. Groves


/s/  Henry Tyler           Director                               April 22, 2002
----------------
Henry Tyler

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Urbana.ca, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Urbana.ca, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urbana.ca as of December 31, 2001, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses through December 31, 2001 and 2000 totaling $4,455,484 and $2,795,109 and at December 31, 2001 had a capital deficit of $1,713,458. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


April 16, 2002

                                 URBANA.CA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31, 2001
                                                               -----------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                              $    3,388
   Accounts receivable                                                    4,407
                                                               -----------------
                                                                          7,795

                                                               -----------------
                                                                     $    7,795
                                                               =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $  146,824
   Loans payable                                                      1,210,581
   Convertible debt                                                     297,337
   Advances payable                                                      66,511
                                                               -----------------
                                                                      1,721,253
                                                               -----------------

Redeemable common shares                                              2,907,100

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, $0.001 par value,
          10,000,000 shares authorized,  none
          issued and outstanding Common stock,
          $0.001 par value, 80,000,000
          shares authorized, 39,447,272
          issued and outstanding                                        39,447
   Additional paid-in capital                                         2,981,492
   Special warrant proceeds                                             886,405
   Deficit                                                           (8,527,902)
                                                               -----------------
                                                                     (4,620,558)
                                                               -----------------

                                                                      $   7,795
                                                               =================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                 URBANA.CA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended      Year Ended
                                                  December 31,    December 31,
                                                      2001            2000
                                                 --------------- ---------------

 REVENUES                                           $  118,737         $      -

 EXPENSES
   Consulting and management                           368,782          504,967
   Depreciation and amortization                             -          775,793
     Engineering costs                                  38,200                -
   Office and general                                  248,370          357,018
   Professional fees                                   204,881          287,272
     Rent                                               38,754           45,026
     Salaries and benefits                             123,282          283,807
     Technology contract fees                                -          443,873
    Impairment                                       3,357,861                -
                                                 -------------- ----------------
 TOTAL OPERATING EXPENSE                           (4,380,130)      (2,697,756)

                                                 -------------- ----------------
OPERATING LOSS                                     (4,261,393)      (2,697,756)
                                                 -------------- ----------------

OTHER  AND INTEREST INCOME (EXPENSE)                 (160,177)         (97,353)
LOSS ON SALE OF SECURITIES                            (33,914)                -
                                                 -------------- ----------------
OTHER  AND INTEREST INCOME (EXPENSE)                 (194,091)         (97,353)
                                                 -------------- ----------------

 NET LOSS                                        $ (4,455,484)    $ (2,795,109)
                                                 ============== ================

NET LOSS PER SHARE:
NET LOSS, BASIC AND DILUTED                          $    0.21        $    0.24
                                                 -------------- ----------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          21,373,048       11,593,659
                                                 ============== ================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                 URBANA.CA, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDING DECEMBER 31, 2001


                                                            Additional   Special
                                                             Paid In     Warrant                    Other Comp
                                       Common Stock          Capital     Proceeds     Deficit       Income
                                    Shares       Amount
--------------------------------- ------------ ----------- ------------ ----------- -------------- -------------

Balance, December 31, 1999         11,082,318     $11,082   $1,132,549      $    -  $ (1,277,309)       $ 1,730

Issuance of shares for:
   -Settlement of debts               455,975         456      148,634           -              -             -
   -Consulting services                50,000          50       19,950           -              -             -
   -Acquisitions                            -           -            -           -              -             -
   -Prepayment of consulting
   services                           700,000         700      153,300           -              -             -
   -Prepayment of financing fees      600,000         600      131,400           -              -             -

Special warrants issued for
cash, net of costs                          -           -            -     886,405              -             -

Net loss, year ended
  December 31, 2000                         -           -            -           -    (2,795,109)             -

Currency translation adjustment             -           -            -           -              -      (40,402)

--------------------------------- ------------ ----------- ------------ ----------- -------------- -------------
Balance, December 31, 2000
                                   12,888,293    $ 12,888    1,585,833   $ 886,405  $ (4,072,418)    $ (38,672)
--------------------------------- ------------ ----------- ------------ ----------- -------------- -------------

Issuance of shares for:
   -Acquisition conversions         1,030,000       1,030      318,370           -              -             -
   -Prepayment Consulting
   services                           580,000         580      124,620           -              -             -
   -Debt conversions               19,350,979      19,351      506,149           -              -             -
   -Stock exchange                  3,600,000       3,600      212,400           -              -             -
   -Equity line of credit           1,998,000       1,998       25,002           -              -             -

Deferred financing                          -           -      209,118           -              -             -

Net loss, year ended
  December 31, 2001                         -           -            -           -    (4,455,484)             -

Currency translation adjustment             -           -            -           -              -        38,672

--------------------------------- ------------ ----------- ------------ ----------- -------------- -------------
Balance, December 31, 2001         39,447,272    $ 39,447  $ 2,981,492    $886,405  $ (8,527,902)       $     -
================================= ============ =========== ============ =========== ============== =============


   See accompanying summary of accounting policies and notes to consolidated financial statements

                                 URBANA.CA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December   Year Ended December
                                                                                  31, 2001              31, 2000
                                                                            --------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $   (4,455,484)        $  (2,795,109)
  Adjustments to reconcile net loss to net cash from operating activities:
    - depreciation and amortization                                                            -               775,793
    - stock issued for interest expense                                                   27,000                     -
    - stock issued for services rendered                                                 125,200               173,250
    - loss on sale of investments, available for sale                                     33,914                     -
    - write-off related of deferred financing costs                                      209,118                     -
    - write-off related to Canadian subsidiary's bankruptcy                            3,357,861                     -
    - (increase) / decrease in accounts receivable                                       (4,407)                     -
    - (increase) / decrease in prepaid expenses and deposits                              11,768             (191,959)
    - increase / (decrease) in accounts payable and accrued liabilities                (166,161)               171,876
    - increase / (decrease) in deposits liabilities                                    (100,000)               166,511
                                                                            --------------------- ---------------------
          CASH FLOWS USED IN OPERATING ACTIVITIES                                      (961,191)           (1,699,638)
                                                                            --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments, available for sale                                  182,086                     -
   Purchase of furniture and equipment                                                         -             (162,572)
   Acquisition of subsidiaries, net of cash acquired                                           -              (75,602)
                                                                            --------------------- ---------------------
          CASH FLOWS FROM INVESTING ACTIVITIES                                           182,086             (238,174)
                                                                            --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase / (decrease) in loans payable, net of interest and repayments                 105,483             1,410,598
   Increase / (decrease) in convertible debt, net of interest and repayments             457,336                     -
   (Increase) / decrease in funds in trust                                               163,757                     -
   Special warrant proceeds, net of funds held in trust                                        -               727,407
   Advances (to) from related parties                                                          -             (143,081)
                                                                            --------------------- ---------------------
               CASH FLOWS FROM FINANCING ACTIVITIES                                      726,576             1,994,924
                                                                            --------------------- ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   38,672              (40,402)

                                                                            --------------------- ---------------------
(DECREASE) INCREASE IN CASH                                                             (13,857)                16,725
                                                                            --------------------- ---------------------

CASH, BEGINNING OF PERIOD                                                                 17,245                   535

                                                                            --------------------- ---------------------
CASH, END OF PERIOD                                                                 $      3,388           $    17,260
                                                                            ===================== =====================

Non-cash related transactions:
Conversion of debt for common stock                                           $      160,000   $               -
Issuance of common stock for loans payable                                    $      365,500        $    149,090
Issuance of common stock for investments, available for sale                  $      216,000   $               -
Issuance of common stock for exchangeable shares                              $      319,400   $               -




    See accompanying summary of accounting policies and notes to consolidated financial statements

                                 URBANA.CA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Urbana.ca, Inc. (`the Company") was organized on February 23, 1993 under the laws of the State of Delaware and October 30, 1997, changed its jurisdiction of incorporation to Nevada. On April 15, 1999 a wholly-owned subsidiary, U.R.B.A. Holdings, Inc. ("URBA) was incorporated under the laws of British Columbia to facilitate acquisitions in Canada.

During January, 2000, URBA, 100% of the outstanding shares of Urbana.ca Enterprises Corp. ("Urbana.ca Enterprises"), E-Bill Direct Inc. ("E-Bill"), and Enersphere.com, Inc. ("Enersphere"), which are in the business of developing and marketing Internet-based products and services through the licensing of LocalNet portals and distribution of set-top boxes. Effective March 10, 2000, Urbana.ca Enterprises, Enersphere and E-Bill were amalgamated under the statutory laws of the Province of Ontario into a new company named Urbana Enterprises Corp. (Urbana Enterprises").

In March 2002, Urbana Enterprises, a subsidiary of Urbana.ca, Inc., filed for bankruptcy under Chapter 7. Its operations are terminated and it's remaining assets and liabilities are controlled by a trustee. After resolving the Company's remaining obligations with creditors, the Company plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

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

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Goodwill

The company records goodwill at cost less accumulated amortization taken on a straight-line basis over five years. Management reviews the value of goodwill regularly to determine if impairment has occurred.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The useful life of the assets range from 24 to 60 months.

Investments

Urbana holds minority equity investments in companies having operations or technology in areas within Urbana's strategic focus. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense.

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

Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

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

Recent accounting pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended December 31, 2001 and 2000, the Company incurred losses totaling $4,455,484 and $2,795,109, respectively, and at December 31, 2001 had a capital deficit of $1,713,458. Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

The Company is identifying merger and/or acquisition candidates. As of April 19, 2002, no acquisition or merger agreements have been closed.

There are no assurances that the Company will be able to identify a merger candidate and if adequate working capital is not available the Company may not renew its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - ACQUISITIONS

Urbana.ca Enterprises Corp.

In January 2000, the Company's subsidiary URBA, acquired 100% of the outstanding shares of Urbana.ca Enterprises, a company engaged in distribution of Linux based set-top boxes which are used as an alternative method of delivering internet content. Urbana.ca Enterprises Corp. was incorporated November 18, 1998 in the province of British Columbia.

In consideration for the acquisition, the Company URBA issued 3,000,000 common shares of URBA. The holders of these URBA shares have been granted votes in the Company on a basis of one vote for each share of URBA. The holders of the URBA shares may, at any time, require URBA to repurchase the shares for an amount equal to the then current market value of a common share of the Company. URBA may satisfy the resulting obligation in cash or in Company shares at its option. Pursuant to the terms of the agreement, the Company issued 3,000,000 common shares in trust to be held under the terms of a trust agreement. The common shares will be held in trust until they are exchanged by their holders or all remaining shares are canceled. The shares held in trust are automatically canceled in 25 years or 2025. In the connection with the acquisitions of E-Bill, Enersphere and Urbana.ca Enterprise Corp., Urbana issued an aggregate 10,450,000 shares of common stock in trust of which an aggregate of 1,030,000 have been redeemed for shares of the corresponding company.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

          Assets acquired at fair value:
                   Current assets                                   $   17,716
                   Capital assets                                        7,387
                   Goodwill                                          1,093,102
                                                                    -----------
                                                                     1,118,205
          Liabilities assumed at fair value:
                   Accounts payable                                    (87,474)
                   Due to related parties                             (130,731)
                                                                    -----------

          Purchase price 3,000,000 shares at $0.30 per share        $  900,000
                                                                    ===========
E-Bill

In January 10, 2000, URBA acquired 100% of the outstanding shares of E-Bill, a company engaged in designing, developing and providing electronic presentment and payment services to the business community.

In consideration for the acquisition, the Company issued 2,950,000 non-voting common shares of URBA. The holders of these shares have been granted votes in the Company on a basis of one vote for each share of URBA. A holder of the shares may, at any time, require URBA to repurchase the shares for an amount equal to the then current market value of a common share of the Company. URBA may satisfy the resulting obligation in cash or in Company shares at its option. Pursuant to the terms of the agreement, the Company issued 2,950,000 common shares in trust until such time as the URBA shares are exchanged by their holders or all remaining URBA shares are canceled. The shares held in trust are automatically canceled in 25 years or 2025. In the connection with the acquisitions of E-Bill, Enersphere and Urbana.ca Enterprise Corp., Urbana issued an aggregate 10,450,000 shares of common stock in trust of which an aggregate of 1,030,000 have been redeemed for shares of the corresponding company.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

          Assets acquired at fair value:
                   Current assets                                   $      9
                   Capital assets                                      4,646
                   Goodwill                                          812,645
                                                                   -----------
                                                                     817,300
          Liabilities assumed at fair value:
                   Accounts payable                                   (4,021)
                   Due to related parties                            (16,779)
                                                                   -----------

          Purchase price 2,950,000 shares at $0.27 per share        $ 796,500
                                                                   ===========

Enersphere

In January 2000, URBA acquired 100% of the outstanding shares of Enersphere, a content company that utilizes set-top boxes as their medium to deliver Internet and intranet-based services to customers. Enersphere was incorporated September 28, 1999 in the province of Ontario.

In consideration for the acquisition, the Company paid $84,828 and issued 4,500,000 non-voting common shares of URBA. The holders of these shares have been granted votes in the Company on a basis of one vote for each share of URBA held. A holder of an URBA share may, at any time, require URBA to repurchase the share for an amount equal to the current market value of a common share of the Company or URBA may satisfy the resulting obligation in cash or in Company shares at its option. Pursuant to the terms of the agreement, the Company issued 4,500,000 common shares in trust to be held under the terms of a trust agreement, until such time as the shares are exchanged by their holders or all remaining shares are canceled. The shares held in trust are automatically canceled in 25 years or 2025. The shares held in trust are automatically canceled in 25 years or 2025. In the connection with the acquisitions of E-Bill, Enersphere and Urbana.ca Enterprise Corp., Urbana issued an aggregate 10,450,000 shares of common stock in trust of which an aggregate of 1,030,000 have been redeemed for shares of the corresponding company.

This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

          Assets acquired at fair value:
                   Current assets                                 $       3,540
                   Capital assets                                        10,324
                   Goodwill                                           1,729,731
                                                                  --------------
                                                                      1,743,595
          Liabilities assumed at fair value:
                   Accounts payable                                     (28,995)
                   Due to related parties                                99,772)
                                                                  --------------

          Purchase  price  $84,828  and  4,500,000  shares  at
          $0.34 per share                                         $   1,614,828
                                                                  ==============


NOTE 4 - LOANS PAYABLE

The Company has outstanding loans totaling $1,018,662 plus accrued interest of $191,919 calculated at an annual rate of 8%. These loans were due and payable on March 15, 2000. In lieu of payment, the Company has provided an option to the lenders to convert the principal amount of the loan into units of the Company at a price of $0.30 per unit. Each unit will consist of one common share of the Company and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $5.00 per share. This offer was to be made by way of a prospectus and Registration Statement to be filed with the applicable Canadian regulatory authorities and Securities and Exchange Commission in the United States ("SEC"). The Company's Registration Statement filed with the SEC was declared effective June 28, 2001, however, the Company was unable to obtain approval of its prospectus filed in Canada with the Ontario Securities Commission. During the period, a total of $365,500 of loan principal was converted into 1,218,330 common shares and 609,165-share purchase warrants.

The Company has received demands and or requests for repayment from certain other lenders to whom the Company owes in principal and accrued interest a total of $262,561.

NOTE 5 - CONVERTIBLE DEBENTURES

The Company has entered into a securities purchase agreement with investors arranged through May Davis Group, Inc. ("MDG"), as placement agent. During the period, under this agreement, the Company sold to the investors $440,000 of the Company's 5 % convertible debentures due five years after closing. As at December 31, 2001 the Company had converted through the issuance of 18,132,649 shares of common stock for an outstanding balance of $280,000, including accrued interest of $17,337. The debentures are convertible at the holder's option into shares of the Company's common stock at any time after closing at the lesser of an amount equal to a fixed price of 120% of the closing bid price at the time of closing or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date. In connection with sale of the convertible debentures, the Company paid legal fees and commissions of $64,800 and issued 200,000, share purchase warrants with a value of $38,300. These costs have been recorded as deferred finance fees and subsequently written off at the end of the reporting year.

NOTE 6 - FINANCING ARRANGEMENTS

Equity Line of Credit

On December 27, 2000 the Company entered into an equity line of credit agreement with GMF Holdings, Inc. ("GMF"), arranged through the May Davis Group, Inc. ("MDG"), as placement agent. The effective date of the agreement is the date that the SEC first declares effective a registration statement on the Company's common stock. The agreement has a 30-month period commencing on the effective date. Subject to the conditions set out in the agreement, the Company may issue and sell to GMF, and GMF shall purchase, common shares of the Company up to a total purchase price of five million ($5,000,000) dollars. Following an advance notice by the Company to GMF for funds, the price of the shares to be sold is calculated as 91% of the market price, being the lowest closing bid prices of the common stock during the 10 trading day period beginning on the advance notice date and ending on the closing date of the particular closing. The maximum advance amount is equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price during the particular pricing period. On each closing, MDG will be paid a 5% commission on each advance. To date, Urbana has issued 1,998,000 common stock shares for a total net proceed of $20,000.

In addition, on December 27, 2000, the Company issued to MDG, 600,000 shares at a price of $0.22 per share as additional compensation. This compensation of $132,000 is recorded as deferred finance fees and will be setoff against the gross proceeds of each advance.

This agreement was subsequently canceled and replaced with a new agreement dated July 24, 2001 with Cornell Capital Partners L.P. ("Cornell").

The new equity credit line became available on October 10, 2001 when the SEC declared the Company's Registration Statement on Form SB-2 effective. The equity line of credit agreement will remain in effect for a period of 30 months subsequent to the effective date. Subject to the conditions set out in the agreement, the Company may issue and sell to Cornell, and Cornell shall purchase, common shares of the Company up to a total purchase price of five million ($5,000,000) dollars. Following an advance notice by the Company to Cornell for funds, the price of the shares to be sold is calculated as 91% of the market price, being the lowest closing bid price of the common stock during the 5 trading day period beginning on the advance notice date. Unless waived by Cornell, the maximum advance amount is equal to 75% of the average daily volume of the Company's common stock multiplied by the purchase price during the particular pricing period. On each closing, a consultant, Yorkville Advisors, LLC, will be paid a 10% commission on each advance

Convertible debentures

On December 27, 2000, the Company entered into a securities purchase agreement with investors arranged through MDG, as placement agent. Under this agreement, the Company can sell to the investors up to $440,000 of the Company's 5% convertible debentures due five years after closing. The debentures are convertible at the holder's option into shares of the Company's common stock at any time after closing at the lesser of an amount equal to a fixed price of 120% of the closing bid price at the time of closing or an amount equal to 80% of the five lowest closing bid prices for the 20 trading days immediately preceding the conversion date. In connection with sale of the convertible debentures, the Company will pay MDG a 10% commission and other legal fees of up to $10,000. Also, the Company has agreed to issue to MDG on closing, warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.27 per share. The warrants are exercisable in whole or in part to December 27, 2005.

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

NOTE 7 - CAPITAL STOCK

 During  the  period  the  Company   completed  the   following   Capital  Stock
transactions:

 During the months June and July 2001, the Company issued 1,030,000 restricted shares of common stock on conversion of 1,030,000 URBA shares originally issued in connection with the acquisitions described in Note 3. The shares of common stock have been recorded at the underlying carrying value of the URBA shares converted totaling $319,400.

 Between the months of April and July 2001, the Company issued 250,000 shares of common stock for prepayment on a one-year media relations agreement of $55,000 or the fair market value of services.

 During April through July 2001, the Company issued 150,000 shares of common stock for services rendered for $33,000 or the fair market value of the services performed.

 During April through July 2001, the Company issued 150,000 shares of common stock for services rendered for $33,000 or the fair market value of the services performed.

 During April through July 2001, the Company issued 30,000 shares of common stock for services rendered for $4,200 or the fair market value of the consulting services performed.

 In June 2001, the Company issued 3,600,000 shares of common stock in a Securities Purchase Agreement with Eagle Wireless International, Inc. in return for 200,000 common stock shares of Eagle valued at $216,000. During the year, the Company sold the 200,000 Eagle common stock shares for net proceeds of $182,086 resulting in a loss of $33,914.

 During September 2001, the Company issued 1,218,330 shares of common stock on the conversion of loans payable totaling $365,500 as described in Note 4.

 During October through December 2001, the Company issued 18,132,649 shares of common stock on the conversion of convertible debentures, totaling $160,000 as described in Note 5.

 In October 2001, the Company issued 1,998,000 shares of common stock in connection with the Equity Line of Credit described in Note 6 for proceeds of $20,000, net of commission and other costs totaling $7,000.

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

 Warrants

 In connection with the loans payable issued as described in Note 4, the Company issued 609,165 exercisable at $5.00 per common share, expiring in December 2002.

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

Redeemable common shares

The Company's subsidiary, URBA, issued a total of 10,450,000 common stock shares as consideration for the acquisitions of Urbana Enterprises, E-Bill and Enersphere as described in Note 3. Pursuant to the terms of the agreement, the Company issued 10,450,000 common shares in trust to be held under the terms of a trust agreement. The shares would be held in trust until the shares are exchanged by their holders or are canceled. Any share not exchanged within 25 years is automatically canceled. The holders of these URBA shares have been granted votes in the Company on a basis of one vote for each. The holders may require URBA to repurchase the shares for an amount equal to the then current market value of a common share of the Company. URBA may satisfy the resulting obligation in cash or in Company shares at its option.

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

In March 2001, the Board of Directors to the Company approved a reduction in the per unit conversion price of the share purchase warrants from $5.00 to $0.30 per whole share purchase warrant.

Stock Option and Incentive Plans

The Company has a Stock Option Plan to issue up to 2,000,000 common shares of the Company for its employees, officers and directors. The Company also adopted a Stock Incentive Plan, which will provide for the granting of options to employees and officers. The maximum number of shares of common stock of the Company that may be issued pursuant to the Stock Incentive Plan is 4,400,000 shares. The exercise price of options granted pursuant to both plans will be equal to the market price of the common stock on the date of grant. As of December 31, 2001, no stock-based compensation cost has been recorded for any period and no stock options or awards have been issued under either of these plans.

NOTE 8 - INCOME TAXES

The Company has net operating loss carry-forwards which, result in deferred tax assets. These carryforwards will expire; it not utilized, commencing in 2005. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 - IMPAIRMENT

In connection with the bankruptcy, the Company will no longer consolidate Urbana Enterprises Corp. as of December 31, 2001, which is the Company's only operating entity. As of December 31, 2001, the Company recorded an impairment loss of $3,357,861. The Company has minimal assets remaining and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

NOTE 10 - SUBSEQUENT EVENTS

In April 2002, Oxford Knight International, Inc. ("Oxford Knight") agreed to transfer 10,000,000 shares of its common stock in exchange for 1,000,000 shares of Urbana Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock allows Oxford Knight to vote 2/3 of the vote on all shareholder matters. In addition, the Series A Convertible Preferred Stock are convertible into 51% of the issued and outstanding shares of Urbana following conversion. Oxford Knight intends to merge Urbana with an operating entity.

Subsequent to the exchange agreement, in April 2002, David Groves resigned as the Chief Executive Officer of Urbana. Paul C. Syracuse was appointed as the new Chief Executive Officer and President, along with Brent M. Walters being appointed as the Chief Financial Officer, Treasurer and Secretary. Refer to 8-K filing on April 6, 2002.