Form 10QSB
period 2002-03-31
URBANA CA INC
filed 2002-05-20
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 1-11624
                                                -------


                                 URBANA.CA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       88-0393257
--------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                   14221 Eastex Freeway, Houston, Texas 77032
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (281) 442-5013
                                 --------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes :    No 9

As of May 20, 2002 77,500,000 shares of Common Stock of the issuer were outstanding.

                                 URBANA.CA, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.         Financial Statements                                         F-3
Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    F-7

                                     PART II


Item 1.         Legal Proceedings                                            F-8
Item 2.         Changes in Securities and Use of Proceeds                    F-8
Item 5.         Other Information                                            F-8
Item 6.         Exhibits and Reports on Form 8-K                             F-8

                Signatures                                                   F-8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 URBANA.CA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                             March 31,
                                                               2002
                                                          ---------------
                                                          (Unaudited)

ASSETS                                                      $       -
                                                          ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                  $  156,824
  Loans payable                                              1,230,954
  Convertible debt                                             274,557
  Advances payable                                              66,511
                                                          ---------------
                                                          ---------------
    Total current liabilities                                1,728,846
                                                          ---------------

Redeemable common shares                                     2,907,100

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
  authorized, none issued and outstanding                            -
  Common stock, $.001 par value, 80,000,000 shares
  authorized:  39,141,258 shares issued and outstanding:        39,447
  Additional paid in capital                                 2,981,492
  Special warrant proceeds                                     886,405
  Accumulated deficit                                       (8,543,290)
                                                          ---------------
    Total stockholders' equity (deficit)                    (4,635,946)
                                                          ---------------
                                                              $      -
                                                          ===============

                  See accompanying notes to interim condensed
                              financial statements.

                                 URBANA.CA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Six months ended March 31,
                                                     2002                 2001
                                                  ----------           ---------

Revenues                                            $       -       $  100,000

Expenses:
  Consulting and management                                 -           90,582
  Depreciation and amortization                             -          196,014
  Office and general                                        -           76,224
  Professional fees                                    10,000           68,930
  Salaries and benefits                                     -           56,212
  Other general and administrative                      7,795           54,168
                                                  -------------  ---------------
    Total expenses                                     17,795          542,130
                                                  -------------  ---------------

Loss from operations                                  (17,795)        (442,130)

Interest and other expense, net                        23,763           33,929
                                                  -------------  ---------------
  Net income (loss)                               $   (41,558)      $  (476,059)
                                                  =============  ===============

Basic and diluted income (loss) per common share       $(0.00)           $(0.04)
                                                  =============  ===============

Weighted average shares outstanding                39,141,258       12,888,293
                                                  ============= ================


                   See accompanying notes to interim condensed
                             financial statements.

                                 URBANA.CA, INC.
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended March 31,
                                                      -----------------------------------
                                                          2002                2001
                                                      -----------------------------------

Cash flows from operating activities:
  Net loss                                            $   (41,558)          $(476,159)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                              -             196,014
    Accrued interest expense                              23,763              31,251
    Non-cash consulting fees                                   -              38,500
    Non-cash finance fees                                      -               2,560
    Bad debts                                              4,407
  Changes in operating assets and liabilities
    Net changes in non-cash working capital               10,000             (123,715)
                                                     -------------   -----------------
        Net cash used in operating activities              (3,388)           (331,449)
                                                     -------------   -----------------

Cash flows from financing activities:
  Advances to related parties                                  -               (7,371)
  Proceeds from convertible debentures                         -             340,000
                                                     -------------   -----------------
                                                               -             332,629
                                                     -------------   -----------------

Effect of exchange rate changes on cash                        -               7,422

Net increase (decrease) in cash and cash equivalents       (3,388)             8,602
Cash and cash equivalents at beginning of period           3,388              17,260
                                                     -------------   -----------------
Cash and cash equivalents at end of period             $       -         $    25,862
                                                     =============   =================

Cash paid for:
  Interest                                              $      -           $       -


                   See accompanying notes to interim condensed
                             financial statements.

                                 URBANA.CA, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1: PRESENTATION

The condensed consolidated balance sheet of the Company as of March 31, 2002, the related condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the URBANA.CA, INC.'s December 31, 2001 Form 10-KSB.

Note 2 Bankruptcy

In March 2002, Urbana Enterprises, a subsidiary of Urbana.ca, Inc., filed for bankruptcy under Chapter 7. Its operations are terminated and it's remaining assets and liabilities are controlled by a trustee. After resolving the Company's remaining obligations with creditors, the Company plans to locate and consummate a reverse merger or reverse acquisition. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

Note 3 - Subsequent Event

In April 2002, Oxford Knight International, Inc. agreed to transfer 10,000,000 shares of its common stock in exchange for 1,000,000 shares of Urbana Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock allows Oxford Knight to vote 2/3 of the vote on all shareholders matters. In addition, the Series A Convertible Preferred Stock are convertible into 51% of the issued and outstanding shares of Urbana following conversion.

Subsequent to the exchange agreement, in April 2002, David Groves resigned as the Chief Executive Officer and as a director of Urbana, Henry Tyler resigned as a director of Urbana, and Brent Walters resigned as Chief Financial Officer, Treasurer, Secretary and director. Paul C. Syracuse was appointed as the new Chief Executive Officer and President. Refer to 8-K filing on April 6, 2002.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

URBANA.CA, INC., (the "Company" or "Urbana") was incorporated in Nevada in October 1997. The Company's subsidiary filed bankruptcy in March 2002 and the Company currently has no operations and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business. Therefore, any comparisons to operating results in prior periods are irrelevant.

PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

In April 2002, Oxford Knight International, Inc. agreed to transfer 10,000,000 shares of its common stock in exchange for 1,000,000 shares of Urbana Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock allows Oxford Knight to vote 2/3 of the vote on all shareholders matters. In addition, the Series A Convertible Preferred Stock are convertible into 51% of the issued and outstanding shares of Urbana following conversion.

Item 5. Other Information

Subsequent to the exchange agreement, in April 2002, David Groves resigned as the Chief Executive Officer and as a director of Urbana, Henry Tyler resigned as a director of Urbana, and Brent Walters resigned as Chief Financial Officer, Treasurer, Secretary and director. Paul C. Syracuse was appointed as the new Chief Executive Officer and President and also serves as a director. Kim Syracuse was also appointed President of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         None

         b) Reports on Form 8-K

         None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            URBANA.CA, INC.

Date: May 20, 2002                       By: /s/ Paul Syracuse
                                              -------------------
                                               Paul Syracuse
                                               President,CEO and Director