Form 10QSB
period 2002-06-30
PITTS & SPITTS INC
filed 2002-08-20
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-24723


                              PITS AND SPITTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                        88-0393257
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                   14221 Eastex Freeway, Houston, Texas 77032
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (281) 442-5013
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes X   No

As of August 19, 2002, 896,875 shares of Common Stock of the issuer were outstanding.

                             PITTS AND SPITTS, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.   Financial Statements                                           F-3
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  F-7

                               PART II

Item 1.   Legal Proceedings                                              F-8
Item 5.   Other Information                                              F-8
Item 6.   Exhibits and Reports on Form 8-K                               F-8

          Signatures                                                     F-8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PITTS AND SPITTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   June 30,
                                                                     2002
                                                                ----------------
                                                                   (Unaudited)
ASSETS                                                               $      -
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                         $  194,824
  Loans payable                                                     1,251,271
  Convertible debt                                                    261,937
  Advances payable                                                     66,511
                                                                ----------------
                                                                ----------------
    Total current liabilities                                       1,774,543
                                                                ----------------

Redeemable common shares                                            2,907,100

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, ,1000,000 shares issued and outstanding               300,000
  Common stock, $.001 par value, 80,000,000 shares
    authorized:  96,875 shares issued and outstanding:                     97
  Additional paid in capital                                        3,036,842
  Special warrant proceeds                                            886,405
  Accumulated deficit                                               (8,604,987)
                                                                ----------------
                                                                    (4,381,643)
Less: Investment in Oxford Knight International, Inc.                 (300,000)
                                                                ----------------
    Total stockholders' equity (deficit)                            (4,681,643)
                                                                ----------------
                                                                     $      -
                                                                ================



              See accompanying notes to interim condensed financial
                                  statements.

                             PITTS AND SPITTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended               Six months ended
                                                 June 30,                        June 30,
                                                 --------                       --------
                                             2002          2001            2002            2001
                                         ------------  -------------   -------------  -------------

Revenues                                   $       -    $    18,330       $       -     $  118,330

Expenses:
  Consulting and management                        -        102,132               -        192,714
  Depreciation and amortization                    -        196,102               -        392,116
  Office and general                               -         63,435               -        139,659
  Professional fees                           38,000         49,125          48,000        118,055
  Salaries and benefits                            -         37,528               -         93,740
  Other general and administrative                 -        111,502           7,795        165,670
                                         ------------- --------------  --------------  -------------
    Total expenses                            38,000        559,824          55,795      1,101,954
                                         ------------- --------------  --------------  -------------

Loss from operations                         (38,000)      (541,494)        (55,795)      (983,624)

Interest and other expense, net               23,697         37,027          47,460         70,956
                                         ------------- --------------  --------------  -------------
  Net income (loss)                      $   (61,697)   $   (578,521)   $  (103,255)   $ (1,054,580)
                                         ============= ==============  ==============  =============

Basic and diluted income (loss) per
common share                                  $(0.65)        $(35.63)        $(1.43)        $(65.21)
                                         ============= ==============  ==============  =============

Weighted average shares outstanding           95,307         16,235          72,435         16,173
                                         ============= ==============  ==============  =============



              See accompanying notes to interim condensed financial
                                  statements.

                             PITTS AND SPITTS, INC.
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six months ended
                                                                 June 30,
                                                       -------------------------------
                                                         2002                2001
                                                       ---------         -------------

Cash flows from operating activities:
  Net loss                                             $  (103,255)       $(1,054,580)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                -            392,116
    Accrued interest expense                                47,460             63,432
    Non-cash consulting fees                                     -            114,200
    Non-cash finance fees                                        -              6,600
    Bad debts                                                    -                  -
  Changes in operating assets and liabilities                4,407
    Net changes in non-cash working capital                 48,000            (42,938)
                                                       -------------      ------------
        Net cash used in operating activities               (3,388)          (521,170)
                                                       -------------      ------------

Cash flows from investing activities:
  Capital expenditures                                           -             (1,864)
                                                       -------------      ------------


Cash flows from financing activities:
  Advances to related parties                                    -             (1,953)
  Deferred financing fee                                         -            (64,800)
  Special warrant proceeds                                       -            158,998
  Proceeds from convertible debentures                           -            414,000
                                                       -------------      ------------
                                                                 -            506,245
                                                       -------------      ------------

Effect of exchange rate changes on cash                          -                332

Net increase (decrease) in cash and cash equivalents         (3,388)          (16,457)
Cash and cash equivalents at beginning of period              3,388            17,260
                                                       -------------      ------------
Cash and cash equivalents at end of period               $       -          $     803
                                                       =============      ============

Cash paid for:
  Interest                                               $       -          $      -



              See accompanying notes to interim condensed financial
                                  statements.

                             PITTS AND SPITTS, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


Note 1: PRESENTATION

The condensed consolidated balance sheet of the Company as of June 30, 2002, the related condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Pitts and Spitts, Inc.'s December 31, 2001 Form 10-K.

Note 2 Bankruptcy

In March 2002, Urbana Enterprises, a subsidiary of Pitts and Spitts, Inc., filed for bankruptcy under Chapter 7. Its operations are terminated and it's remaining assets and liabilities are controlled by a trustee. The Company plans to locate and consummate a reverse merger or reverse acquisition. The Company is currently in discussions with Oxford Knight International, Inc. regarding its wholly-owned subsidiaries Pitt's and Spitt's, Inc. and Fabricating Solutions, Inc., which are engaged in the sale of barbeque pits and fabricating solutions, respectively. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

Note 3 - Change of Control

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

Note 4 - Capital Stock

On July 17, 2002, the Board of Directors authorized and effected a 1:800 reverse stock split of the Company's common stock. The financial statements as of June 30, 2002 have been retroactively adjusted to reflect the effect of this change.

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

General

     Pitts and Spitts, Inc., (the "Company" or "Pitts and Spitts") was originally organized in the State of Delaware in February 1993 under the name of PLR, Inc. In November 1997, PLR changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. In July 2002, the Company changed its name to Pitts and Spitts, Inc. The Company's subsidiary filed bankruptcy in March 2002 and the Company currently has no operations and plans to locate and consummate a reverse merger or reverse acquisition. The Company is currently in discussions with Oxford Knight International, Inc. regarding its wholly-owned subsidiaries Pitt's and Spitt's, Inc. and Fabricating Solutions, Inc., which are engaged in the sale of barbeque pits and fabricating solutions, respectively. The Company's ability to commence operations is contingent upon its ability to identify a prospective target businesswith an unidentified private entity. Any comparisons to operating results in prior periods are irrelevant.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

To the best of the Company's knowledge, the Company is not a party to any material pending legal proceedings and, no such action by or against the Company has been threatened.

Item 2. Changes in Securities and Use of Proceeds

During July 2002, we issued 800,000 shares in connection with consulting agreements. We believe these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering.

Item 5. OTHER INFORMATION

     Following the 1:800 reverse stock split, we issued 800,000 shares of our common stock to consultants and legal advisors in consideration for services rendered and services to be rendered in the future.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         10.22 Consulting Agreement with Vanderkam & Sanders
         99.1 Certification of Financial Statements

         b) Reports on Form 8-K

         On April 12, 2002, the Company filed a report on Form 8-K relating to a change of auditors from Labonte & Co. to Malone & Bailey, PLLC.

         On July 17, 2002, the Company filed a report on Form 8-K relating to a name change to Pitts and Spitts, Inc. and changed its stock symbol, to PSPP and effected a 1:800 reverse stock split.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PITTS AND SPITTS, INC.

Date: August 19, 2002                       By: /s/ Paul Syracuse
                                               ------------------------
                                                Paul Syracuse
                                                President, CEO and Director