Form 10QSB
period 2002-09-30
PITTS & SPITTS INC
filed 2002-11-19
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-24723


                             PITTS AND SPITTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                        88-0393257
----------------------------------             --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


                   14221 Eastex Freeway, Houston, Texas 77032
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (281) 442-5013
                            -------------------------
                           (Issuer's telephone number)

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

                                   Yes X No

As of November 18, 2002, 14,870,000 shares of Common Stock of the issuer were outstanding.

                             PITTS AND SPITTS, INC.
                                   FORM 10-QSB

                                      INDEX

PART I

Item 1. Financial Statements                                             F-3
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              F-7
Item 3. Controls and Procedures
                             PART II

Item 1. Legal Proceedings                                                F-8
Item 5. Other Information                                                F-8
Item 6. Exhibits and Reports on Form 8-K                                 F-8

        Signatures                                                       F-8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                             PITTS AND SPITTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 September 30,
                                                                      2002
                                                                 ---------------
                                                                  (Unaudited)
ASSETS                                                                $      -
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                          $  286,442
  Loans payable                                                      1,251,271
  Convertible debt                                                     261,937
  Advances payable                                                      66,511
                                                                 ---------------
     Total current liabilities                                        1,866,161
                                                                 ---------------

Redeemable common shares                                             2,907,100

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, 1,000,000 shares issued and outstanding                300,000
  Common stock, $.001 par value, 80,000,000 shares
    authorized:  896,875 shares issued and outstanding:                    897
  Additional paid in capital                                         3,121,042
  Special warrant proceeds                                             886,405
  Accumulated deficit                                                (8,781,605)
                                                                 ---------------
                                                                     (4,473,261)
Less: Investment in Oxford Knight International, Inc.                  (300,000)
                                                                 ---------------
    Total stockholders' equity (deficit)                             (4,773,261)
                                                                 ---------------
                                                                      $      -
                                                                 ===============

                   See accompanying notes to interim condensed
                             financial statements.

                             PITTS AND SPITTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three months ended           Nine months ended
                                            September 30,               September 30,
                                           -------------                -------------
                                        2002         2001            2002          2001
                                     -----------  -----------     ----------   ------------

Revenues                              $       -     $   2,011      $       -     $  120,341

Expenses:
  Consulting and management              85,000       102,464         85,000        295,178
  Depreciation and amortization               -       196,187              -        588,303
  Office and general                          -        37,984              -        190,834
  Professional fees                           -        51,175         48,000        173,915
  Salaries and benefits                  67,920        24,518         67,920        118,258
  Other general and administrative            -       105,280          7,795        253,074
                                    ------------- -------------  -------------  ------------
    Total expenses                      152,920       517,608        208,715      1,619,562
                                    ------------- -------------  -------------  ------------

Loss from operations                   (152,920)     (515,597)      (208,715)    (1,499,221)

Interest and other expense, net          23,698        36,527         71,158        107,483
                                    ------------- -------------  -------------  ------------
  Net income (loss)                 $  (176,618)    $ (552,124)  $  (279,873)   $(1,606,704)
                                    ============= =============  =============  ============

Basic and diluted income (loss) per
common share                             $(0.23)       $(24.46)       $(0.93)       $(87.65)
                                    ============= =============  =============  ============

Weighted average shares outstanding     756,216        22,576        300,451         18,331
                                    ============= =============  =============  ============

                   See accompanying notes to interim condensed
                             financial statements.

                             PITTS AND SPITTS, INC.
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine months ended
                                                                 September 30,
                                                        --------------------------
                                                            2002           2001
                                                        ----------     -----------

Cash flows from operating activities:
  Net loss                                           $  (279,873)    $ (1,606,704)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                              -          588,303
    Accrued interest expense                              71,158           94,296
    Non-cash consulting fees                              85,000          201,400
    Non-cash finance fees                                      -           11,640
    Loss on Eagle shares                                       -           33,914
  Changes in operating assets and liabilities
    Net changes in non-cash working capital              120,327          (29,444)
                                                     -------------  -------------
        Net cash used in operating activities             (3,388)       (706,595)
                                                     -------------  -------------

Cash flows from investing activities:
                                                     -------------  -------------
  Capital expenditures                                         -          (1,865)
                                                     -------------  -------------


Cash flows from financing activities:
  Advances to related parties                                  -         (21,837)
  Deferred financing fee                                       -         (64,800)
  Special warrant proceeds                                     -         158,998
  Proceed from sale of Eagle shares                            -         182,086
  Proceeds from convertible debentures                         -         440,000
                                                     -------------  -------------
                                                               -         694,447
                                                     -------------  -------------

Effect of exchange rate changes on cash                        -           4,086

Net increase (decrease) in cash and cash equivalents      (3,388)         (9,927)
Cash and cash equivalents at beginning of period           3,388          17,260
                                                     -------------  -------------
Cash and cash equivalents at end of period             $       -     $     7,333
                                                     =============  =============

Cash paid for:
  Interest                                             $       -      $       -

                   See accompanying notes to interim condensed
                             financial statements.

                             PITTS AND SPITTS, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


Note 1: PRESENTATION

The condensed consolidated balance sheet of the Company as of September 30, 2002, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Pitts and Spitts, Inc.'s December 31, 2001 Form 10-K.

Note 2 Bankruptcy

In March 2002, Urbana Enterprises, a subsidiary of Pitts and Spitts, Inc., filed for bankruptcy under Chapter 7. Its operations are terminated and it's remaining assets and liabilities are controlled by a trustee.

Note 3 - Change of Control

In April 2002, Oxford Knight International, Inc. agreed to transfer 10,000,000 shares of its common stock in exchange for 1,000,000 shares of Company Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock allows Oxford Knight to vote 2/3 of the vote on all shareholders matters. In addition, the Series A Convertible Preferred Stock are convertible into 51% of the issued and outstanding shares of the Company following conversion.

In April 2002, David Groves resigned as the Chief Executive Officer of the Company. Paul C. Syracuse was appointed as the new Chief Executive Officer and President. Refer to 8-K filing on April 6, 2002.

Note 4 - Capital Stock

On July 17, 2002, the Board of Directors authorized and affected a 1:800 reverse stock split of the Company's common stock. The financial statements as of September 30, 2002 have been retroactively adjusted to reflect the effect of this change.

On July 17, 2002, the Company issued 800,000 shares of common stock to consultants valued at $384,000 or the fair value of the services provided.

Note 5-Subsequent Event

The Company entered into an Exchange Agreement with Oxford Knight International, Inc. in October 2002 whereby the Company agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitt's and Spitt's, Inc., a Texas corporation. The Exchange Agreement was subject to the approval of the Oxford shareholders.

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

General

Pitts and Spitts, Inc., (the "Company" or "Pitts and Spitts") was originally organized in the State of Delaware in February 1993 under the name of PLR, Inc. In November 1997, PLR changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. In July 2002, the Company changed its name to Pitts and Spitts, Inc. The Company's subsidiary filed bankruptcy in March 2002 and the Company currently has no operations. The Company entered into an Exchange Agreement with Oxford Knight International, Inc. in October 2002 whereby the Company agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitt's and Spitt's, Inc., a Texas corporation. Pitt's and Spitt's, Inc. and Fabricating Solutions, Inc. are engaged in the sale of barbeque pits and fabricating solutions, respectively. The Exchange Agreement was subject to the approval of the Oxford shareholders.

On October 1, 2002, the Company entered into a settlement agreement and mutual release ("Mutual Release") with Oxford Knight International, Pitt's & Spitt's, Inc., a Texas corporation, Fabricating Solutions, Inc., Har-Whit, Inc., Har-Whit/Pitt's & Spitt's, Inc., American International Industries, Inc., Paul Syracuse, Kimberly Syracuse, Daniel Dror, and Charles Zeller. Pursuant to the Mutual Release, the various parties released one another from any and all causes of action from past dealings. In consideration for the release by American International, Daniel Dror, and Charles Zeller, the Company agreed to issue 10,700,000 shares of Company common stock and issue Charles Zeller 300,000 shares of Company common stock. 10,500,000 of the shares issued to American International were to have anit-dilutive rights. As additional consideration, the Company and/or Oxford Knight agreed to pay American $200,000 to pay off the 2nd lien held by American on the property located at 14221 Eastex Freeway upon refinancing the mortgage on such property. The Company along with other parties to the Mutual Release were released from an aggregate of $2,000,000 of promissory notes along with various other agreements as long as the Company acquired the stock of Pitt's & Spitt's and Fabricating Solutions within twenty days of the execution of the Mutual Release. The Company did not acquire the stock of Pitt's & Spitt's and Fabricating Solutions within twenty days of the execution of the Mutual Release and the parties are currently negotiating terms for a revised agreement.

In connection with the Mutual Release, Oxford Knight entered into an agreement with Paul Syracuse, whereby Oxford Knight agreed to transfer the Company's Series A preferred stock to Paul Syracuse in consideration for the release of all payments owed to Paul Syracuse by Oxford which approximated $420,000. Paul Syracuse had agreed to place the Series A preferred stock and/or common stock from conversion of the Series A preferred stock into an escrow account until such time as the earlier of American receiving $2,000,000 through the sale of its shares of Company common stock, or October 1, 2005. As mentioned above, the parties to the Mutual Release are currently in discussions to revise the terms and conditions of the Mutual Release.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business, either by acquiring the stock of Pitt's & Spitt's and Fabricating Solutions, or by acquiring another entity or business. Any comparisons to operating results in prior periods are irrelevant.

ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Paul Syracuse, both the chief executive officer and chief accounting officer of the Company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Syracuse concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

PART II - OTHER INFORMATION

Item1: Legal Proceedings

To the best of the Company's knowledge, the Company is not a party to any material pending legal proceedings and, no such action by or against the Company has been threatened.

Item 2. Changes in Securities and Use of Proceeds

During July 2002, we issued 800,000 shares in connection with consulting agreements. We believe that these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company, and since the transactions were non-recurring and privately negotiated.

In October 2002, we issued 1,970,000 shares of common stock to Oxford Knight in consideration for 100% of the issued and outstanding stock of Pitt's & Spitt's, Inc. and Fabricating Solutions, Inc. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

In October 2002, we issued 10,700,000 shares of common stock to American International and 300,000 shares of common stock to Charles R. Zeller pursuant to a settlement agreement and mutual release. We believe that these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company, and since the transactions were non-recurring and privately negotiated.

In October 2002, we issued an aggregate of 200,000 shares to an entity in consideration for loans totaling $10,000. We believe that these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transactions were non-recurring and privately negotiated.

During November 2002, we issued 800,000 shares in connection with consulting agreements. We believe that these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company, and since the transactions were non-recurring and privately negotiated.

Item 5. OTHER INFORMATION

In July 2002, we changed our name to Pitts and Spitts, Inc., changed our stock symbol to PSPP, and affected a 1:800 reverse stock split.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         99.1 Certification of Financial Statements

         b) Reports on Form 8-K

     On July 17, 2002, the Company filed a report on Form 8-K relating to the dismissal of Labonte & Co. as the Company's auditors. In addition, the Company stated that it had engaged Malone & Bailey, PLLC to serve as its independent auditors.

     On July 18, 2002, the Company filed a report on Form 8-K relating to a name change to Pitts and Spitts, Inc. and changed its stock symbol, to PSPP and affected a 1:800 reverse stock split.


     On October 8, 2002, the Company filed a report on Form 8-K relating to an Exchange Agreement between the Company and Oxford Knight International relating to the Company's acquisition of 100% of the stock of Pitt's & Spitt's, Inc. and Fabricating Solutions, Inc. as well the terms and conditions of settlement agreement and mutual release with various parties including American International Industries, Inc., Daniel Dror, and Charles R. Zeller.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PITTS AND SPITTS, INC.

Date: November 19, 2002                   By: /s/ Paul Syracuse
                                             -----------------
                                             Paul Syracuse
                                             President, CEO and Director

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Paul Syracuse, certify that:

1.   I have  reviewed this  quarterly  report on Form 10-QSB of Pitts and Spitts
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c)presented   in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002             /s/ Paul Syracuse
                              Name:  Paul Syracuse
                              Title: Chief Executive Officer and
                                     Principal Accounting Officer