Form 10KSB
period 2002-12-31
PITTS & SPITTS INC
filed 2007-01-18
CIK 1058330

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

The  aggregate  number  of  shares issued and outstanding of the issuer's common

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING
                             REQUIREMENTS

               U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                             FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                 1934


             For the fiscal year ended December 31, 2002
                  Commission file number: 000-24723


              PSPP Holdings, Inc., a Nevada corporation
   (Exact name of small business issuer as specified in its charter)

                        Nevada     88-0393257
(State or other jurisdiction of incorporation or organization) (IRS Employer
                         Identification No.)

       3435 Ocean Park Blvd. #107 PMB 418, Santa Monica, CA 90405
                (Address of principal executive offices)

                           (310) 309-9080
                      Issuer's telephone number

       Securities registered under Section 12(b) of the Exchange Act:

         Title of each class	Name of each exchange on which registered

                        None					     None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

       $.001 par value common stock and $.001 par value preferred stock
                             (title of class)

Indicate by check markif the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]. No [X].

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

 Check if there is no disclosure of delinquent filers in response to Item 405 of
  Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ]. No [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [ ] No [ X ]

       State issuer's revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
                      12b-2 of the Exchange Act.)

    At January 17, 2007, there was no reported bid and asked price for the registrant's common equity.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 17, 2007, there were  53,499,364 shares of common stock issued and outstanding.


Table of Contents
PART I

Item 1. Description of Business.................................................  1

Item 2. Description of Property. ...............................................  2

Item 3. Legal Proceedings.......................................................  2

Item 4. Submission of Matters to a Vote of Security Holders.....................  2

PART II

Item 5. Market for Common Equity and Related Stockholder Matters................  2

Item 6. Management's Discussion and Analysis or Plan of Operation. .............  2

Item 7. Financial Statements....................................................3-10

Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure............................................................  11


Item 8A. Controls and Procedures. ..............................................  11

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act..........................................  12

Item 10. Executive Compensation.................................................  13

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.....................................................  13

Item 12. Certain Relationships and Related Transactions.........................  13

Item 13. Exhibits and Reports on Form 8-K.......................................  13

Item 14. Principal Accountant Fees and Services.................................  14

SIGNATURES......................................................................  15


PART I

Item 1. Description of Business.

Pitts & Spitts, Inc. (the, Corporation) was originally organized in the State of Delaware in February 1993 under the name PLR, Inc. In November 1997, PLR changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. The Corporation's subsidiary filed bankruptcy in March 2002 and the Corporation had no operations. As a result of the bankruptcy $ 3,357,861 of debt was relieved and the subsidiary was dissolved. The Corporation entered into an Exchange Agreement with Oxford Knight International, Inc. in October 2002 whereby the Corporation agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitts and Spits, Inc., a Texas corporation. Pitts and Spitts, Inc. and Fabricating Solutions, Inc. were engaged in the sale of barbeque pits and fabricating solutions, respectively. The Exchange Agreement was subject to the approval of the Oxford shareholders.In July 2002, the Corporation changed its name to Pitts and Spitts, Inc.

Paul C. Syracuse was appointed as the new, Director,Chief Executive Officer and President on April 6, 2002. He appointed Ed Litwak as a Director in the third quarter of 2002 and resigned as President, and Director.

SUBSEQUENT TO 2002

        On April 11, 2003 the Company changed its name to PSPP Holdings, Inc.
On April 16, 2003, PSPP Holdings, Inc. executed a promissory note to Eric L. Goldstein in the amount of $200,000.00 (Two Hundred Thousand Dollars). The loan was going to fund the purchase and or the operations of the high-end barbeque manufacturing division. PSPP Holdings, Inc. defaulted on the note and Eric L. Goldstein effected his right to take possession of his collateral which was 30,000,000 shares of common post roll back stock, and 1,000,000 shares of preferred stock that Oxford Knight International, Inc. held. The shares were delivered pursuant to the escrow agreement and the note was discharged. Subsequent to the Goldstein agreement, Piedmont Properties, Inc. and Ararat, LLC, negotiated the purchase of all the rights, title and interest to Goldstein's 30,000,000 shares of common and Oxford Knights 1,000,000 shares of preferred that Goldstein had acquired pursuant to the April 2003 Goldstein contract.

With the failure to fund the barbrque manufacturing division the Company ceased operations.

The Company actively sought acquistion candidates subsequent to 2002.The Company planned to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations was contingent upon its ability to identify a prospective target business.

In the first quarter of 2005 Mr. Litwak resigned as President and Director after appointing Kyle Gotshalk as President and Director.

In 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionally in Southern California when fully developed.The Company has made arrangements with Maximum Impact productions of Carlsbad, California for the DVD sales and distribution.

	On April 10, 2006, PSPP Holdings, Inc. acquired 100% of Esafe, Inc., a
debit card issuer.         The company issued 22,890,936 shares of common stock
to UCHUB as part of the purchase price and agreed to fund $200,000.00
(Two Hundred Thousand Dollars) of working capital to Esafe. Esafe's web site is Eluxe Financial.com

Item 2. Description of Property.

The Corporation does not own, or have any interest in any property. The Corporation maintains its books and records in office space provided without cost by its management team in Santa Monica, California.

Item 3. Legal Proceedings.

The Corporation is not a party to any material pending legal proceedings and, no such action by or against the Corporation has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

The Corporation did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of securityholders.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

During the period covered by this report, our common stock was traded on the over-the-counter market under the symbol PSPH and PSPJ. Trades are reported on the electronic quotation systems known as Pink Sheets and OTC-Other. Brokers began submitting bid and ask quotations for our common shares in 2000. The range of the high and low bid information for the Corporation's common stock for each quarter since December 31, 2000 are set forth below. Prices have been adjusted for the 1 for 100 reverse split of the Corporation's common stock that became effective on June 29, 2004.

PSPJ	Stock Price	 Hi 	 Low

Quarter Ending:

12/31/2000		 $ 1.06	$ .17
3/31/2001		 $ 0.50	$ 0.19
6/30/2001		 $ 0.33	$ 0.13
9/30/2001		$ 0.19	$ 0.03
12/31/2001		$ 0.04	$ 0.009
3/31/2002		$ 0.0	$ 0.0
6/30/2002		$ 0.0	$ 0.0
9/30/2002		$ 1.05	$ 0.70
12/31/2002		$ .10	$ 0.10
3/31/2003		$ 0.31	$ 0.22
6/30/2003		$ 0.0	$ 0.0
9/30/2003		$ 0.0	$ 0.0
12/31/2003		$ 0.51	$ 0.0
3/31/2004		$ 0.0	$ 0.0
6/30/2004		$ 0.0	$ 0.0
9/30/2004		$ 0.0	$ 0.0
12/31/2004		$ 0.0	$ 0.0
3/31/2005		$ 0.0	$ 0.0
6/30/2005		$ 0.0	$ 0.0
9/30/2005		$ 0.0	$ 0.0
12/31/2005		$ 0.06	$ 0.11


The readers are cautioned that these prices reflect inter-dealer process, without retail mark-up, mark-down or commission and may not represent actual transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Corporation has ceased all business operations.

Item 7. Financial Statements.





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


LAWRENCE SCHARFMAN & CO., CPA PC
Certified Public Accounts


   18 E. SUNRISE HIGHWAY ,#203                          9608 HONEY BELL CIRCLE
   FREEPORT, NY11520                                    BOYNTON BEACH FL,33437
   TELEPHONE:(516)771-5900                              TELEPHONE:(561)733-0296
   FACSIMILE:   (516)771-2598                           FACSIMILE:  (561)740-0613



   PSPP HOLDINGS INC
   3435 OCEAN PARK BLVD #107 PMB 418
   SANTA MONICA CA 90405

                REPORT OF INDEPENDENT RIGISTRED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying balance sheets of PSPP Holdings, Inc.
     ( A Nevada Corporation ), and Subsidiaries, as of December 31, 2005 and 2004 and the
     related  statements of operations, changes in stockholder' equity and cash flows for the years  ended December 31, 2002,2003,2004 and 2005. These financial statements are the responsibility of  management. Our responsibility is to express an opinion on these financial statements  based on our audits.

     We conducted our audit in accordance with standards of the Public Company
     Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about weather the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.
     An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.
     We believe that our audit provided a reasonable basis for our opinion.

     The Company has had difficulty in generating sufficient cash flow to meet its obligations and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

     In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of PSPP Holdings, Inc. as of
     December 31, 2005 in conformity with generally accepted accounting principles.




                                                         /S/ LAWRENCE SCHARFMAN  CPA PC
                                                         ------------------------------
                                                           JAN 12, 2007


                               Pitts & Spitts, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31, 2002   December 31, 2001
                                                               -----------------   -----------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                              $        -           $    3,388
   Accounts receivable                                                        -                4,407
                                                               -----------------   -----------------
                                                                              -                7,795

                                                               -----------------   -----------------
                                                                     $        -            $   7,795
                                                               =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   -	     	  $  146,824
   Loans payable                                                      1,022,762	   	   1,210,581
   Convertible debt                                                     265,262	             297,337
   Advances payable                                                      66,511	              66,511
                                                               -----------------
                                                                      1,354,535	   	   1,721,253
                                                               -----------------



TOTAL LIABILITIES                                                     1,354,535	           4,773,261

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, $0.001 par value,
          10,000,000 shares authorized,  1,000,000
          issued and outstanding Common stock,
          $0.001 par value, 80,000,000
          shares authorized, 61,761,530
          issued and outstanding
   Preferred Stock                                                      300,000              300,000
   Additional paid-in capital                                         4,007,447            2,981,492
   Common Stock                                                          61,762                  897
   Accumulated Deficiency                                            (5,423,744)          (8,527,902)
Less: Investments
   Oxford Knights Intl. Inc.                                           (300,000)		   -
   Dream Investments TV                                                       -			   -
   Stockholder's Equity                                              (1,354,535)	  (4,620,558)
                                                               -----------------   -----------------
Liabilities & Stockholder's Equity                                   $        -		  $    7,795
                                                               =================   =================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                Pitts & Spitts, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended      Year Ended
                                                  December 31,    December 31,
                                                      2002            2001
                                                 --------------- ---------------
 REVENUES                                           $        -      $   118,737
 Income from
 Forgiveness Debt				     3,357,861                -
 EXPENSES
   Interest						94,504		      -
   Consulting and management                                 -          368,782
   Depreciation and amortization                             -          775,793
     Engineering costs                                       -	         38,200
   Office and general                                        -          248,370
   Professional fees                                   	48,000      	204,881
     Rent                                               		 38,754
     Salaries and benefits                             			123,282
     Technology contract fees                                		      -
    Impairment                                       		      3,357,861
    Other Expenses				       111,199		      -
                                                 -------------- ----------------
 TOTAL OPERATING EXPENSE                               253,703	     (4,380,130)

                                                 -------------- ----------------
 Net LOSS                                           (3,104,158)	     (4,261,393)
                                                 -------------- ----------------

Accumulated Deficiency                 		    	     -	       (160,177)
Beginning of Period                            	    (8,527,902)	        (33,914)
                                                 -------------- ----------------
OTHER  AND INTEREST INCOME (EXPENSE)                 	     -	       (194,091)
                                                 -------------- ----------------

 NET LOSS                                        $  	     -	  $  (4,455,484)
                                                 ============== ================

NET LOSS PER SHARE:
NET LOSS, BASIC AND DILUTED                          $   (0.05)       $    0.21
                                                 -------------- ----------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          61,761,530       21,373,048
                                                 ============== ================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                              Pitts & Spitts, Inc.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDING DECEMBER 31, 2002


                                                                                 Additional
                                                                                   Paid In      Accum.
                                   Preferred   Stock           Common Stock        Capital     Deficit   Investments   Total
                                    Shares     Amount     Shares       Amount
--------------------------------- ----------   -------  ------------ ----------- ----------- ----------- ----------  ---------

Balance, December 31, 2001            -           -     $39,447,272  $39,447     3,867,897   (8,527,902)        -    (4,620,558)
                      2002          300     $   300     $22,314,258  $22,315       139,550   (3,104,158)     (300)      (91,838)
Balance, December 31, 2002          300         300     $61,761,530  $61,762     4,007,447   (5,423,744)     (300)   (1,354,535)
		      2003            -           -               -        -             -     (169,384)        -      (169,384)
Balance, December 31, 2003          300         300     $61,761,530  $61,762     4,007,447   (5,593,128)     (300)   (1,523,919)
                      2004            -           -            -           -             -      (93,384)        -       (93,384)
Balance, December 31, 2004          300         300     $61,761,530  $61,762     4,007,447   (5,686,512)     (300)   (1,617,303)
                      2005            -           -     (31,153,102) (31,154)       76,500     (110,500)  (58,000)     (123,154)
Balance, December 31, 2005          300         300     $30,608,428   30,608     4,083,947   (5,797,012)     (358)   (1,740,457)
            March 31, 2006            -           -               -        -         8,500    1,072,066         -     1,080,566
Balance,    March 31, 2006          300         300     $30,608,428   30,608     4,092,447   (4,724,946) (358,000)     (659,891)
             June 30, 2006            -           -     $24,890,936   24,891             -     (208,453)        -      (183,562)
Balance,     June 30, 2006          300         300     $55,499,364   55,499     4,092,447   (4,933,399)     (358)     (843,453)




   See accompanying summary of accounting policies and notes to consolidated financial statements


                                Pitts & Spitts, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended December   Year Ended December
                                                                                  31, 2002              31, 2001
                                                                            --------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $      (253,703)       $   (4,455,484)
  Adjustments to reconcile net loss to net cash from operating activities:
    - depreciation and amortization                                                            -		     -
    - stock issued for interest expense                                                        -                27,000
    - stock issued for services rendered                                                       -	       125,200
    - loss on sale of investments, available for sale                                          -		33,914
    - write-off related of deferred financing costs                                            -	       209,118
    - write-off related to Canadian subsidiary's bankruptcy                            	       -	     3,357,861
    - (increase) / decrease in accounts receivable                                       115,920                (4,407)
    - (increase) / decrease in prepaid expenses and deposits                                   -		11,768
    - increase / (decrease) in accounts payable and accrued liabilities                	   4,407   	      (166,161)
    - increase / (decrease) in deposits liabilities                                    	       -	      (100,000)

			Total               						 120,327                     -
                                                                            --------------------- ---------------------
          CASH FLOWS USED IN OPERATING ACTIVITIES                                       (133,376)             (961,191)
                                                                            --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES							       -
  Proceeds from sale of investments, available for sale                                        -  	       182,086
   Purchase of furniture and equipment                                                         -	             -
   Acquisition of subsidiaries, net of cash acquired                                           -		     -
  Additional Paid in Capital								 139,550                     -
  Common Stock										 (22,315)		     -
  Sale of Investment									       -		     -
			Total								 161,865		     -
                                                                            --------------------- ---------------------
          CASH FLOWS FROM INVESTING ACTIVITIES                                           (28,489)	       182,086
                                                                            --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase / (decrease) in loans payable, net of interest and repayments                     198	       105,483
   Increase / (decrease) in convertible debt, net of interest and repayments             (32,075)	       457,336
   (Increase) / decrease in funds in trust                                               		       163,757

                                                                            --------------------- ---------------------
               CASH FLOWS FROM FINANCING ACTIVITIES                                       31,877	       726,576
                                                                            --------------------- ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   			38,672

                                                                            --------------------- ---------------------
(DECREASE) INCREASE IN CASH                                                               (3,388)	       (13,857)
                                                                            --------------------- ---------------------

CASH, BEGINNING OF PERIOD                                                                  3,388	        17,245

                                                                            --------------------- ---------------------
CASH, END OF PERIOD                                                                 $          -       $         3,388
                                                                            ===================== =====================


                                 PITTS & SPITTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2002

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

In July of 2002 the Company changed its name from Urbana.ca, Inc. to Pitts & Spitts, Inc.

Urbana.ca, Inc. ("the Company") was organized on February 23, 1993 under the laws of the State of Delaware and October 30, 1997, changed its jurisdiction of incorporation to Nevada. On April 15, 1999 a wholly-owned subsidiary, U.R.B.A. Holdings, Inc. ("URBA") was incorporated under the laws of British Columbia to facilitate acquisitions in Canada.

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

The Corporation's subsidiary filed bankruptcy in March 2002 and the Corporation had no operations.As a result of the bankruptcy $ 3,357,861 of debt was relieved
and the subsidiary was dissolved.       The Corporation entered into an Exchange
Agreement with Oxford Knight International, Inc. in October 2002 whereby the Corporation agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitts and Spitts, Inc., a Texas corporation. Pitts and Spitts, Inc. and Fabricating
Solutions, Inc. were engaged in the sale of barbeque pits and fabricating solutions, respectively. The Exchange Agreement was subject to the approval of the Oxford shareholders.In July 2002, the Corporation changed its name to Pitts and Spitts, Inc.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended December 31, 2002 and 2001, the Company incurred losses totaling $3,104,158 and $4,380,130, respectively. Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

The Company is identifying merger and/or acquisition candidates. As of year end no acquisition or merger agreements have been closed.

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

NOTE 3 - ACQUISITIONS

Urbana.ca Enterprises Corp.

In 2002 the subsidiary,Urbana.ca Enterprises Corp., filed for bankruptcy and was subsequently dissolved.


NOTE 4 - LOANS PAYABLE

The Company has outstanding loans totaling $1,354,535 plus accrued interest of $94,504 calculated at an annual rate of 8%. These loans were due and payable on March 15, 2000. In lieu of payment, the Company has provided an option to the lenders to convert the principal amount of the loan into units of the Company.

NOTE 5 - CAPITAL STOCK

 During  the  period  the  Company   completed  the   following   Capital  Stock
transactions:

During the year ended December 31, 2002 the Company issued 22,314,258 shares of common stock and 1,000,000 shares of Preferred stock.

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

NOTE 6 - INCOME TAXES

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

NOTE 7 - IMPAIRMENT

In connection with the bankruptcy, the Company will no longer consolidate Urbana Enterprises Corp. as of December 31, 2001, which is the Company's only operating entity. As of December 31, 2001, the Company recorded an impairment loss of $3,357,861. In 2002 the total amount of $3,357,861 was written off through the bankruptcy courts of Canada and the subsidary filing the bankruptcy, Urbana.CA Enterprises was dissolved. The Company has minimal assets remaining and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.


NOTE 8 - SUBSEQUENT EVENTS

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

Subsequent to the exchange agreement, in April 2002, David Groves resigned as the Chief Executive Officer of Urbana. Paul C. Syracuse was appointed as the new Chief Executive Officer and President and before year end Paul syracuse resigned as Presidnet after appointing Ed Litwak as Presidnet and Director.

SUBSEQUENT TO 2002

        On April 11, 2003 the Company changed its name to PSPP Holdings, Inc. On April 16, 2003, PSPP Holdings, Inc. executed a promissory note to Eric L. Goldstein in the amount of $200,000.00 (Two Hundred Thousand Dollars).The loan was going to fund the purchase and or the operations of the high-end barbeque manufacturing division. PSPP Holdings, Inc. defaulted on the note and Eric L. Goldstein effected his right to take possession of his collateral which was 30,000,000 shares of common post roll back stock, and 1,000,000 shares of preferred stock that Oxford Knight International, Inc. held. The shares were delivered pursuant to the escrow agreement and the note was discharged. Subsequent to the Goldstein agreement, Piedmont Properties, Inc. and Ararat,LLC negotiated the purchase of all the rights, title and interest to Goldstein's 30,000,000 shares of common and Oxford Knights 1,000,000 shares of preferred that Goldstein had acquired pursuant to the April 2003 Goldstein contract.

With the failure to fund the barbrque manufacturing division the Company ceased operations.

The Company actively sought acquistion candidates subsequent to 2002.The Company planned to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations was contingent upon its ability to identify a prospective target business.

In the first quarter of 2005 Mr. Litwak resigned as presidnet and Director after appointing Kyle Gotshalk as President and Director.

In 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionally in Southern California when fully developed. The Company has made arrangements with Maximum Impact productions of Carlsbad, California for the DVD sales and distribution.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of Esafe, Inc., a debit card issuer. The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to Esafe. Esafe's web site is Eluxe Financial.com. Upon the acquisition of ESAFE, Inc. as a wholly owned subsidiary Cherish ADams was appointed as the Company's Secretary and Treasurer and a Director and Larry Wilcox was appointed as a Director.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None. Management has used the accounting firm of Lawrence Sharfman & Co., CPA P.C. There have been no changes in accountants or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

Item 8A. Controls and Procedures.

(a)	As of the end of the period covered by this report, the Chief Executive
Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in his opinion, the disclosure controls and procedures are effective.

(b)	During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table furnishes the information concerning the Corporation's directors and officers as of December 31, 2002. The directors of the Corporation are elected every year and serve until their successors are elected and qualify.

Name			Age	Title

Ed Litwak     		39	President, Chief Executive Officer, Director
                                Treasurer, Secretary


The term of office for each director is one (1) year, or until his/her successor is elected at the Corporation's annual meeting and is qualified. The term of office for each officer of the Corporation is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b) Identification of Certain Significant Employees.

The directors and executive officers of the Corporation handle strategic matters and critical decisions.

(c) Family Relationships.

None

(d) Directors' Compensation

Directors who are also officers of the registrant do not receive cash compensation for services as a director.

(e) Audit Committee Financial Experts

The Corporation does not have an audit committee financial expert serving on its audit committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to registrant with copies of all
Section 16(a) documents they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16-a-3(e) and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the registrant believes all required reports were made during the fiscal years covered by this report.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

Item 10. Executive Compensation.

(a) Compensation.

There has been no executive compensation for the eyar ended 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Based upon 53,499,364 shares outstanding at September 30, 2006, no person was the beneficial owner of five percent (5%) or greater of the Corporation's common stock.
b) The following table sets forth information with respect to the Corporation's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2002.

							AMOUNT OF BENEFICIAL
TITLE OF CLASS	NAME  OF BENEFICIAL OWNER	    INTEREST	        PERCENT
                                                                       OF CLASS

Common	Ed Litwak				      0	                 0%


Item 12. Certain Relationships and Related Transactions.

There have not, within the last two years, been any transactions with the registrant in which any of its officers, directors or controlling stockholders had any interest, and no such transaction has been proposed.

Item 13. Exhibits.

The exhibits listed below are furnished in accordance with Item 601 of Regulation S-B.

EXHIBIT INDEX

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $12,000.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and not reported under Item 1 were $0.

(3) Tax Fees

There were no fees for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning during the last two fiscal years.

(4) All Other Fees

There were no fees for products and services provided by the principal accountant, other than services listed in Items 1 to 3 above, during the last two fiscal years.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Corporation currently does not have a designated Audit Committee, and accordingly, the Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Corporation's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 17, 2006

Pitts & Spitts, Inc.


By: /s/ Ed Litwak
Name: Ed Litwak
Title: Chief Executive Officer


By: /s/ Ed Litwak
Name: Ed Litwak
Title: Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 17, 2006
By: /s/ Ed Litwak
Name: Ed Litwak
Title: Director