Form 10QSB
period 2003-03-31
PITTS & SPITTS INC
filed 2007-01-22
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 000-24723
                                                -------


                PSPP HOLDINGS INC (FORMERLY PITTS & SPITTS, INC)
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


              3435 Ocean Park Blvd. #107 Santa Monica, Ca 90405
                  ------------------------------------------
                    (Address of principal executive offices)

                                 (310)-207-9745
                                 --------------
                           (Issuer's telephone number)


                       Formerly: PITTS & SPITTS, INC.
           14221 Eastex Freeway, Houston, Texas 77032  (281) 442-5013
               --------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2003 was: 61,761,530 SHARES and at January 17, 2007 was: 55,499,364.00 shares at $0.001 par value.

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [X] No [  ]

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

                 PSPP HOLDINGS, INC (FORMERLY PITTS & SPITTS, INC)
                                   FORM 10-QSB
                                 MARCH 31, 2003

                                      INDEX

                                     PART I

Item 1.         Financial Statements                                          3
Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    10

                                     PART II


Item 1.         Legal Proceedings                                            10
Item 2.         Changes in Securities and Use of Proceeds                    10
Item 5.         Other Information                                            10
Item 6.         Exhibits and Reports on Form 8-K                             10

                Signatures                                                   10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               PSPP HOLDINGS, INC. (Formerly Pitts & Spitts, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                             March 31,
                                                               2003
                                                          ---------------
                                                          (Unaudited)
ASSETS                                                      $       -
                                                          ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                  $   19,000
  Loans payable                                              1,043,135
  Convertible debt                                             268,235
  Advances payable                                              66,511
                                                          ---------------
    Total                                                    1,354,535
                                                          ---------------
    Total current liabilities                                1,354,535
                                                          ---------------


Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
  authorized, 1,000,000 issued and outstanding
  Common stock, $.001 par value, 80,000,000 shares
  authorized:  61,760,530 shares issued and outstanding:        39,447
  Prefered Stock                                               300,000
  Common Stock                                                  61,762
  Additional paid in capital                                 4,007,447
  Special warrant proceeds                                     886,405
  Accumulated deficit                                       (5,423,744)
  Less: Investments
   Oxford Knights Intl. Inc.                                   300,000
   Dream Investments TV
                                                          ---------------
    Total stockholders' equity (deficit)                    (1,354,535)
                                                          ---------------
                                                              $      -
                                                          ===============

                  See accompanying notes to interim condensed
                              financial statements.


              PSPP HOLDINGS, INC. (Formerly Pitts & Spitts, Inc.), INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Six months ended March 31,
                                                     2003                 2002
                                                  ----------           ---------
Revenues                                            $       -       $  100,000

Expenses:
  Interest                                             23,346           23,763
  Consulting and management                                 -                -
  Depreciation and amortization                             -                -
  Office and general                                        -                -
  Professional fees                                    19,000           10,000
  Salaries and benefits                                     -                -
  Other general and administrative                          -            7,795
                                                  -------------  ---------------
    Total expenses                                     42,346           41,558

                                                  -------------  ---------------
  Net income (loss)                               $   (42,346)      $  (41,558)
                                                  =============  ===============

Basic and diluted income (loss) per common share       $(0.00)          $(0.00)
                                                  =============  ===============

Weighted average shares outstanding                 61,760,530      39,141,258
                                                  ============= ================


                   See accompanying notes to interim condensed
                             financial statements.


             PSPP HOLDINGS, INC. (Formerly Pitts & Spitts, Inc.), INC.
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended March 31,
                                                      -----------------------------------
                                                          2003                2002
                                                      -----------------------------------

Cash flows from operating activities:
  Net loss                                            $  (42,346)         $  (41,558)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                             19,000                   -
    Accts. Payable (Decrease)                                  -                   -
    Depreciation and amortization                              -                   -
    Accrued interest expense                                   -              23,763
    Non-cash consulting fees                                   -                   -
    Non-cash finance fees                                      -                   -
    Bad debts                                                  -               4,407
  Changes in operating assets and liabilities
    Net changes in non-cash working capital                                   10,000
                                                     -------------   -----------------

        Total                                             19,000                   -

        Net cash used in operating activities            (23,346)             (3,388)
                                                     -------------   -----------------

Cash flows from financing activities:
  Advances to related parties                                                      -
  Proceeds from convertible debentures                     2,973                   -
  Loans                                                   20,373
                                                     -------------   -----------------
        Total                                             23,346                   -
                                                     -------------   -----------------

Effect of exchange rate changes on cash                                            -

Net increase (decrease) in cash and cash equivalents           -              (3,388)
Cash and cash equivalents at beginning of period               -               3,388
                                                     -------------   -----------------
Cash and cash equivalents at end of period             $       -         $         -
                                                     =============   =================

Cash paid for:
  Interest                                              $      -           $       -

                   See accompanying notes to interim condensed
                             financial statements.
                                      5

                 PSPP HOLDINGS, INC (FORMERLY PITTS & SPITTS, INC)
                         NOTES TO  FINANCIAL STATEMENTS
                                 March 31, 2003

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the QUARTER ENDED, the Company incurred losses totalling $42,346.00. Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

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


NOTE 4 - LOANS PAYABLE

The Company has outstanding  loans AND ADVANCES PAYABLE totalling $1,396,881.00

NOTE 5 - CAPITAL STOCK

 During  the  period  the  Company   completed  the   following   Capital  Stock
transactions:

During the year ended December 31, 2002 the Company issued 22,314,258 shares of common stock and 1,000,000 shares of Preferred stock.

During the quarter ended there were no stock issuances.

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

NOTE 7 - OPERATIONS

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

THE cOMPANY CEASED ALL BUSINESS ACTIVITIES. The Company was actively seeking an acquisition or merger candidate. Please see "Subsequent Events" above for the current status of the Company.

ITEM 3. CONTROLS AND PROCEDURES

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


PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter.


Item 5. Other Information

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         None

         b) Reports on Form 8-K

         None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PSPP HOLDINGS, INC. FORMERLY PITTS & SPITTS, INC.

Date: January 17, 2007                       By: /s/ Ed Litwak
                                              -------------------
                                               Ed Litwak
                                               President,CEO and Director