Form 10QSB
period 2003-06-30
PITTS & SPITTS INC
filed 2007-01-22
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2003 was: 61,761,530 SHARES and at January 17, 2007 was: 55,499,364.00 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [X] No [  ]

                 PSPP HOLDINGS, INC (FORMERLY PITTS & SPITTS, INC)
                                   FORM 10-QSB
                                  JUNE 30, 2003

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


              PSPP HOLDINGS, INC. (FORMERLY-PITTS AND SPITTS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   June 30,
                                                                     2003
                                                                ----------------
                                                                 (Unaudited)

ASSETS                                                               $      -
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                         $   38,000
  Loans payable                                                     1,063,508
  Convertible debt                                                    271,208
  Advances payable                                                     66,511
                                                                ----------------
                                                                ----------------
    Total                                                           1,439,227
                                                                ----------------

    Total current liabilities                                       1,439,227

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, 1,000,000 shares issued and outstanding
  Common stock, $.001 par value, 80,000,000 shares
    authorized:  61,760,530 shares issued and outstanding:                  -
  Preferred Stock                                                     300,000
  Common Stock                                                         61,762
  Additional paid in capital                                        4,007,447
  Special warrant proceeds                                                  -
  Accumulated deficit                                              (5,508,436)
                                                                ----------------
                                                                   (4,381,643)
Less: Investments                                               ----------------
     Oxford Knight                                                   (300,000)
     Dream Investments TV                                                   -
                                                                ----------------


    Total stockholders' equity (deficit)                        $  (1,439,227)
                                                                ----------------
                                                                     $      -
                                                                ================


              See accompanying notes to interim condensed financial
                                  statements.

                PSPP HOLDINGS, INC. (FORMERLY-PITTS AND SPITTS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended               Six months ended
                                                 June 30,                        June 30,
                                                 --------                       --------
                                             2003          2002            2003            2002
                                         ------------  -------------   -------------  -------------

Revenues                                   $       -    $         -       $       -     $        -

Expenses:
  Interest                                    23,346         23,697          46,692         47,460
  Consulting and management                        -              -               -              -
  Depreciation and amortization                    -              -               -              -
  Office and general                               -              -               -              -
  Professional fees                           19,000         38,000          38,000         48,000
  Salaries and benefits                            -              -               -              -
  Other general and administrative                 -              -           7,795          7,795
                                         ------------- --------------  --------------  -------------
    Total expenses                            42,346         61,697          84,692        103,255
                                         ------------- --------------  --------------  -------------
  Net income (loss)                      $   (42,346)   $   (61,697)   $    (84,692)   $  (103,255)
                                         ============= ==============  =============  =============

Basic and diluted income (loss) per
common share                                  $(0.0)         $(.65)           $(0.0)        $(1.43)
                                         ============= ==============  ==============  =============

Weighted average shares outstanding       61,760,530     95,307,000      61,760,530     72,435,000
                                         ============= ==============  ==============  =============



              See accompanying notes to interim condensed financial
                                  statements.

              PSPP HOLDINGS, INC. (FORMERLY-PITTS AND SPITTS, INC.)
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six months ended
                                                                 June 30,
                                                       -------------------------------
                                                         2003                2002
                                                       ---------         -------------

Cash flows from operating activities:
  Net loss                                             $   (42,346)       $  (103,255)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                               19,000                  -
    Accts. Payable (Decrease)                                    -                  -
    Depreciation and amortization                                -                  -
    Accrued interest expense                                     -             47,460
    Non-cash consulting fees                                     -                  -
    Non-cash finance fees                                        -                  -
    Bad debts                                                    -                  -
  Changes in operating assets and liabilities                    -              4,407
    Net changes in non-cash working capital                      -             48,000
                                                       -------------      ------------
    Total                                                   19,000                  -

    Net cash used in operating activities                  (23,346)            (3,388)
                                                       -------------      ------------

Cash flows from investing activities:
  Additional Paid in Capital                                     -                  -
  Common Stock                                                   -                  -
  Capital expenditures                                           -                  -
                                                       -------------      ------------
    Total                                                  (23,346)                 -


Cash flows from financing activities:
  Advances to related parties                                    -                  -
  Deferred financing fee                                         -                  -
  Special warrant proceeds                                       -                  -
  Proceeds from convertible debentures                       2,973                  -
  Loans                                                     20,373                  -
                                                       -------------      ------------
    Total                                                   23,346                  -
                                                       -------------      ------------

Effect of exchange rate changes on cash                          -                  -

Net increase (decrease) in cash and cash equivalents             -             (3,388)
Cash and cash equivalents at beginning of period                 -              3,388
                                                       -------------      ------------
Cash and cash equivalents at end of period               $       -          $       -
                                                       =============      ============



              See accompanying notes to interim condensed financial
                                  statements.

                 PSPP HOLDINGS, INC (FORMERLY PITTS & SPITTS, INC)
                         NOTES TO  FINANCIAL STATEMENTS
                                 June 30, 2003

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