Form 10QSB
period 2003-09-30
PITTS & SPITTS INC
filed 2007-01-22
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 000-24723
                                                -------


                             PSPP HOLDINGS INC
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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2003 was: 61,761,530 SHARES and at January 17, 2007 was: 55,499,364.00 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [X] No [  ]

                                PSPP HOLDINGS, INC
                                   FORM 10-QSB
                                September 30, 2003

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            PSPP HOLDINGS, INC., INC.
                               BALANCE SHEET

                                                                 September 30,
                                                                      2003
                                                                 ---------------
                                                                  (Unaudited)
ASSETS                                                                $      -
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                          $   57,000
  Loans payable                                                      1,083,881
  Convertible debt                                                     274,181
  Advances payable                                                      66,511
                                                                 ---------------
     Total                                                           1,481,573
                                                                 ---------------
     Total Current Liabilities                                       1,481,573

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, 1,000,000 shares issued and outstanding                      -
  Common stock, $.001 par value, 80,000,000 shares
    authorized:  896,875 shares issued and outstanding:                      -
  Preferred Stock                                                      300,000
  Common Stock                                                          61,762
  Additional paid in capital                                         4,007,447
  Special warrant proceeds                                                   -
  Accumulated deficit                                               (5,550,782)
                                                                 ---------------
Less: Investments
 Oxford Knight Intl. Inc.                                             (300,000)
 Dream Investments TV                                                        -

Total stockholders' equity (deficit)                              $ (1,481,573)
                                                                 ===============

                   See accompanying notes to interim condensed
                             financial statements.

                                 PSPP HOLDINGS, INC.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three months ended           Nine months ended
                                            September 30,               September 30,
                                           -------------                -------------
                                        2003         2002            2003          2002
                                     -----------  -----------     ----------   ------------

Revenues                              $            $        -     $        -     $        -

Expenses:
  Interest                              23,346         23,698         70,038         71,158
  Consulting and management                  -         85,000              -         85,000
  Depreciation and amortization              -              -              -              -
  Office and general                         -              -              -              -
  Professional fees                     19,000              -         57,000         48,000
  Salaries and benefits                      -         67,920              -         67,920
  Other general and administrative           -              -              -          7,795
                                    ------------- -------------  -------------  ------------
    Total expenses                      42,346        176,618        127,038        279,873
                                    ------------- -------------  -------------  ------------
  Net income (loss)                 $  (42,346)    $ (176,618)    $ (127,038)    $ (279,873)
                                    ============= =============  =============  ============

Basic and diluted income (loss) per
common share                            $(0.00)        $(0.23)    $    (0.00)    $    (0.93)
                                    ============= =============  =============  ============

Weighted average shares outstanding   61,760,530      756,216      61,760,530       300,451
                                    ============= =============  =============  ============

                   See accompanying notes to interim condensed
                             financial statements.

                               PSPP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine months ended
                                                                 September 30,
                                                        --------------------------
                                                            2003           2002
                                                        ----------     -----------

Cash flows from operating activities:
  Net loss                                           $   (42,346)    $   (279,873)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                             19,000
    Accts. Payable (Decrease)                                  -
    Depreciation and amortization                              -                -
    Accrued interest expense                                   -           71,158
    Non-cash consulting fees                                   -           85,000
    Non-cash finance fees                                      -                -
    Loss on Eagle shares                                       -                -
  Changes in operating assets and liabilities                  -                -
    Net changes in non-cash working capital                    -          120,327
                                                     -------------  -------------
        Total                                              19,000              -
                                                     -------------  -------------
        Net cash used in operating activities             (23,346)        (3,388)
                                                     -------------  -------------

Cash flows from investing activities:
                                                     -------------  -------------
  Additional Paid in Capital                                   -               -
  Capital expenditures                                         -               -
                                                     -------------  -------------


Cash flows from financing activities:
  Advances to related parties                                                  -
  Deferred financing fee                                                       -
  Special warrant proceeds                                                     -
  Proceed from sale of Eagle shares                                            -
  Proceeds from convertible debentures                     2,973               -
  Loans                                                   20,373               -
                                                     -------------  -------------
  Total                                                   23,346               -
                                                     -------------  -------------

Effect of exchange rate changes on cash                                        -

Net increase (decrease) in cash and cash equivalents           -          (3,388)
Cash and cash equivalents at beginning of period               -           3,388
                                                     -------------  -------------
Cash and cash equivalents at end of period             $       -     $         -
                                                     =============  =============



                   See accompanying notes to interim condensed
                             financial statements.
                                      5

                                PSPP HOLDINGS, INC
                         NOTES TO  FINANCIAL STATEMENTS
                                 September 30, 2003

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

The Corporation's subsidiary filed bankruptcy in March 2002 and the Corporation had no operations.As a result of the bankruptcy $ 3,357,861 of debt was relieved
and the subsidiary was dissolved.       The Corporation entered into an Exchange
Agreement with Oxford Knight International, Inc. in October 2002 whereby the Corporation agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitts and Spitts, Inc., a Texas corporation. PSPP HOLDINGS, INC., INC. and Fabricating
Solutions, Inc. were engaged in the sale of barbeque pits and fabricating solutions, respectively. The Exchange Agreement was subject to the approval of the Oxford shareholders.In July 2002, the Corporation changed its name to Pitts and Spitts, Inc.

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


NOTE 4 - LOANS PAYABLE

The Company has outstanding  loans AND ADVANCES PAYABLE totalling $1,481,573.00

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