Form 10KSB
period 2003-12-31
PSPP HOLDINGS INC
filed 2007-01-23
CIK 1058330

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


             For the fiscal year ended December 31, 2003
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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of year ended December 31, 2003 there were 61,761,530 shares of common stock issued and outstanding. As of January 17, 2007, there were  53,499,364 shares of common stock issued and outstanding.

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

The Company actively sought acquistion candidates subsequent to 2003.The Company planned to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations was contingent upon its ability to identify a prospective target business.

SUBSEQUENT TO 2003

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



   PSPP HOLDINGS INC
   3435 OCEAN PARK BLVD #107 PMB 418
   SANTA MONICA CA 90405

                REPORT OF INDEPENDENT RIGISTRED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying balance sheets of PSPP Holdings, Inc.
     ( A Nevada Corporation ), and the  related  statements of operations, changes in stockholder' equity and cash flows for the years  ended December 31, 2002,2003,2004 and 2005. These financial statements are the responsibility of  management.
     Our responsibility is to express an opinion on these financial statements based on our audits.

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




                                                         /S/ LAWRENCE SCHARFMAN  CPA PC
                                                         ------------------------------
                                                           JAN 12, 2007


                                PSPP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31, 2003   December 31, 2002
                                                               -----------------   -----------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                              $         -          $    -
   Accounts receivable                                                        		       -
                                                               -----------------   -----------------
                                                                               -	       -

                                                               -----------------   -----------------
                                                                     $         -            $ -
                                                               =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               76,000       	  $  -
   Loans payable                                                       1,104,255	   1,022,762
   Convertible debt                                                      277,153 	     265,262
   Advances payable                                                       66,511  	      66,511
                                                               -----------------   -----------------
   Total                                                               1,523,919           1,354,535
                                                               -----------------   -----------------



TOTAL LIABILITIES                                                      1,523,919	   1,354,535

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, $0.001 par value,
          10,000,000 shares authorized,  1,000,000
          issued and outstanding-Common stock,
          $0.001 par value, 80,000,000
          shares authorized, 61,761,530
          issued and outstanding                                               -                   -
   Preferred Stock                                                       300,000             300,000
   Additional paid-in capital                                          4,007,447           4,007,447
   Common Stock                                                           61,762              61,762
   Accumulated Deficiency                                             (5,593,128)	  (5,423,744)
Less: Investments
   Oxford Knights Intl. Inc.                                           	(300,000)	    (300,000)
   Dream Investments TV                                                        -		   -
   Stockholder's Equity                                               (1,523,919)	  (1,354,535)
                                                               -----------------   -----------------
Liabilities & Stockholder's Equity                                   $         -	  $        -
                                                               =================   =================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                PSPP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended      Year Ended
                                                  December 31,    December 31,
                                                      2003            2002
                                                 --------------- ---------------
 REVENUES                                           $         -     $         -
 Income from
 Forgiveness Debt					      -	      3,357,861
 EXPENSES
   Interest						 93,364		 94,504
   Consulting and management                                 		      -
   Depreciation and amortization                             		      -
     Engineering costs                                       		      -
   Office and general                                        		      -
   Professional fees       				 76,000          48,000
     Rent                                               		      -
     Salaries and benefits                             			      -
     Technology contract fees                                		      -
    Impairment                                       		      	      -
    Other Expenses				       	      -		111,199
                                                 -------------- ----------------
 TOTAL OPERATING EXPENSE                               	169,384	     (3,104,158)

                                                 -------------- ----------------
 Net LOSS                                              (169,384)     (3,104,158)
                                                 -------------- ----------------

Accumulated Deficiency
Beginning of Period                                  (5,423,744)     (8,527,802)
End of Period                                        (5,593,128)     (8,781,605)
                                                 -------------- ----------------
OTHER  AND INTEREST INCOME (EXPENSE)                 	     		      -
                                                 -------------- ----------------

 NET LOSS                                        $  	      -	  $  	      -
                                                 ============== ================

NET LOSS PER SHARE:
NET LOSS, BASIC AND DILUTED                          $        -      $    (0.05)
                                                 -------------- ----------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           61,761,530	     61,761,530
                                                 ============== ================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                              PSPP HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDING DECEMBER 31, 2003


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




   See accompanying summary of accounting policies and notes to consolidated financial statements

                                PSPP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December   Year Ended December
                                                                                  31, 2003              31, 2002
                                                                            --------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $      (169,384)       $     (253,703)
  Adjustments to reconcile net loss to net cash from operating activities:
    - depreciation and amortization                                                            			     -
    - stock issued for interest expense                                                        			     -
    - stock issued for services rendered                                                       			     -
    - loss on sale of investments, available for sale                                          			     -
    - write-off related of deferred financing costs                                            			     -
    - write-off related to Canadian subsidiary's bankruptcy                            	       			     -
    - (increase) / decrease in accounts receivable                                        76,000               115,820
    - (increase) / decrease in prepaid expenses and deposits                                   -		     -
    - increase / (decrease) in accounts payable and accrued liabilities                        -  	         4,407
    - increase / (decrease) in deposits liabilities                                    	       -		     -

			Total               						  76,000	       120,327
                                                                            --------------------- ---------------------
          CASH FLOWS USED IN OPERATING ACTIVITIES                                        (93,384)	      (133,376)
                                                                            --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES							       			     -
  Proceeds from sale of investments, available for sale                                        			     -
   Purchase of furniture and equipment                                                         		             -
   Acquisition of subsidiaries, net of cash acquired                                           			     -
  Additional Paid in Capital								       -	       139,550
  Common Stock										       -	       (22,315)
  Sale of Investment									       -      		     -
			Total								       -	       161,865
                                                                            --------------------- ---------------------
          CASH FLOWS FROM INVESTING ACTIVITIES                                           (93,384)              (28,489)
                                                                            --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase / (decrease) in loans payable, net of interest and repayments                  81,493                   198
   Increase / (decrease) in convertible debt, net of interest and repayments              11,891               (32,075)
   (Increase) / decrease in funds in trust

                                                                            --------------------- ---------------------
               CASH FLOWS FROM FINANCING ACTIVITIES                                       93,384                31,877
                                                                            --------------------- ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH

                                                                            --------------------- ---------------------
(DECREASE) INCREASE IN CASH                                                                    -                (3,388)
                                                                            --------------------- ---------------------

CASH, BEGINNING OF PERIOD                                                                      -                 3,388

                                                                            --------------------- ---------------------
CASH, END OF PERIOD                                                                 $          -       $             -
                                                                            ===================== =====================


   See accompanying summary of accounting policies and notes to consolidated financial statements

                                PSPP HOLDINGS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2003

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

At the year ended December 31, 2003 the Company actively sought acquisition or merger candidates. The Company's ability to operate as a goping concern depends upon its ability to find an acquisition or merger candidate. Even if the Company does succed in merging with or acquiring another Company there is no assurance that the Company will be successful.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended  December  31, 2003 and 2002,  the Company  incurred  losses
totaling $169,384 and $3,104,158 respectively.     Because of these recurring
losses, the Company will require additional working capital to develop and/or renew its business operations.

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


NOTE 4 - LOANS PAYABLE

The Company had outstanding  loans totaling  $1,523,919 at the year ended 2003.

NOTE 5 - CAPITAL STOCK

 During  the  period  the  Company   completed  the   following   Capital  Stock
transactions:

During the year ended December 31, 2003 the Company issued 0 shares of common stock and 0 shares of Preferred stock.

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

The Company actively sought acquistion candidates subsequent to 2003.The Company planned to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations was contingent upon its ability to identify a prospective target business.

SUBSEQUENT TO 2003

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table furnishes the information concerning the Corporation's directors and officers as of December 31, 2003. The directors of the Corporation are elected every year and serve until their successors are elected and qualify.

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

Item 10. Executive Compensation.

(a) Compensation.

There has been no executive compensation for the eyar ended 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Based upon 61,761,530 shares outstanding at December 31, 2003, no person was the beneficial owner of five percent(5%) or greater of the Corporation's common stock.
b) The following table sets forth information with respect to the Corporation's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2003.

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