Form 10QSB
period 2004-03-31
PSPP HOLDINGS INC
filed 2007-01-23
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 000-24723
                                                ---------


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


                                        -
               --------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was: 61,761,530 SHARES and at January 17, 2007 was: 55,499,364.00 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [X] No [  ]

                                PSPP HOLDINGS, INC
                                   FORM 10-QSB
                                  March 31, 2004

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 PSPP HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                             March 31,
                                                               2004
                                                          ---------------
                                                            (Unaudited)
ASSETS                                                      $       -
                                                          ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                  $   76,000
  Loans payable                                              1,124,628
  Convertible debt                                             280,126
  Advances payable                                              66,511
                                                          ---------------
    Total                                                    1,547,265
                                                          ---------------
    Total current liabilities                                1,547,265
                                                          ---------------



Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
  authorized, 1,000,000 issued and outstanding                       -
  Common stock, $.001 par value, 80,000,000 shares
  authorized:  61,761,530 shares issued and outstanding:             -
  Preferred Stock                                              300,000
  Common Stock                                                  61,762
  Additional paid in capital                                 4,007,447
  Special warrant proceeds                                           -
  Accumulated deficit                                       (5,616,474)
                                                          ---------------
  Less Investments:
    Oxford Knight Intnat'l                                    (300,000)
                                                          ---------------
    Total stockholders' equity (deficit)                    (1,547,265)
                                                          ---------------
    Liabilities & Stockholder's Equity                        $      -
                                                          ===============

                  See accompanying notes to interim condensed
                              financial statements.


                                 PSPP HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended March 31,
                                                     2004                 2003
                                                  ----------           ---------
Revenues                                            $       -       $        -

Expenses:
  Interest                                             23,346           23,346
  Consulting and management                                 -                -
  Depreciation and amortization                             -                -
  Office and general                                        -                -
  Professional fees                                         -            19,000
  Salaries and benefits                                     -                -
  Other general and administrative                                           -
                                                  -------------  ---------------
    Total expenses                                     23,346            42,346

                                                  -------------  ---------------
  Net income (loss)                               $   (23,346)      $   (42,346)
                                                  =============  ===============
Accumulated Deficiency                                      -                 -
Beginning Period                                   (5,593,128)       (5,423,744)
End Period                                         (5,616,474)       (5,466,090)
                                                  -------------  ---------------

Basic and diluted income (loss) per common share       $(0.00)           $(0.00)
                                                  =============  ===============

Weighted average shares outstanding                 61,760,530      61,760,530
                                                  ============= ================


                   See accompanying notes to interim condensed
                             financial statements.

                                 PSPP HOLDINGS, INC.
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended March 31,
                                                      -----------------------------------
                                                          2004                2003
                                                      -----------------------------------

Cash flows from operating activities:
  Net loss                                            $  (23,346)      $     (42,346)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                                                 19,000
    Accts. Payable (Decrease)                                                      -
    Depreciation and amortization                              -                   -
    Accrued interest expense                                   -                   -
    Non-cash consulting fees                                   -                   -
    Non-cash finance fees                                      -                   -
    Bad debts                                                  -                   -
  Changes in operating assets and liabilities                  -                   -
    Net changes in non-cash working capital                    -              19,000
                                                     -------------   -----------------
        Net cash used in operating activities            (23,346)            (23,346)
                                                     -------------   -----------------

Cash flows from financing activities:
  Advances to related parties                                  -                   -
  Proceeds from convertible debentures                     2,973               2,973
  Loans                                                   20,373              20,373
                                                     -------------   -----------------
        Total                                             23,346              23,346
                                                     -------------   -----------------

Effect of exchange rate changes on cash                        -                   -

Net increase (decrease) in cash and cash equivalents           -                   -
Cash and cash equivalents at beginning of period               -                   -
                                                     -------------   -----------------
Cash and cash equivalents at end of period             $       -         $         -
                                                     =============   =================



                   See accompanying notes to interim condensed
                             financial statements.

                                PSPP HOLDINGS, INC
                         NOTES TO  FINANCIAL STATEMENTS
                                 March 31, 2004

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

At the quarter ended March 31, 2004 the Company actively sought acquisition or merger candidates. The Company's ability to operate as a goping concern depends upon its ability to find an acquisition or merger candidate. Even if the Company does succed in merging with or acquiring another Company there is no assurance that the Company will be successful.
Basis of Presentation

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


NOTE 4 - LOANS PAYABLE

The Company has outstanding  loans AND ADVANCES PAYABLE totalling $1,547,265.

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