Form 10QSB
period 2004-06-30
PSPP HOLDINGS INC
filed 2007-01-23
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was: 61,761,530 SHARES and at January 17, 2007 was: 55,499,364.00 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [X] No [  ]

                                PSPP HOLDINGS, INC
                                   FORM 10-QSB
                                  June 30, 2004

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 PSPP HOLDINGS, INC.
                                   BALANCE SHEET

                                                                   June 30,
                                                                     2004
                                                                ----------------
                                                                   (Unaudited)

ASSETS                                                               $      -
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                         $   76,000
  Loans payable                                                     1,145,001
  Convertible debt                                                    283,099
  Advances payable                                                     66,511
                                                                ----------------

    Total                                                           1,570,611
                                                                ----------------

    Total current liabilities                                       1,570,611

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, ,1000,000 shares issued and outstanding
  Common stock, $.001 par value, 80,000,000 shares
    authorized:  96,875 shares issued and outstanding:                      -
  Preferred Stock                                                     300,000
  Common Stock                                                         61,762
  Additional paid in capital                                        4,007,447
  Special warrant proceeds                                                  -
  Accumulated deficit                                              (5,639,820)
                                                                ----------------
Less: Investments
  Oxford Knight                                                      (300,000)
  Dream Investments TV                                                      -
                                                                ----------------

    Total stockholders' equity (deficit)                        $  (1,570,611)
                                                                ----------------
     Liabilities & Stockholder's Equity                              $      -
                                                                ================



              See accompanying notes to interim condensed financial
                                  statements.
                                       3

                             PSPP HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                             Three months ended               Six months ended
                                                 June 30,                        June 30,
                                                 --------                       --------
                                             2004         2003             2004            2003
                                         ------------  -------------   -------------  -------------

Revenues                                   $       -    $         -       $       -     $        -

Expenses:
  Interest                                    23,346         23,346          46,692         46,692
  Consulting and management                        -              -               -              -
  Depreciation and amortization                    -              -               -              -
  Office and general                               -              -               -              -
  Professional fees                                -         19,000               -         38,000
  Salaries and benefits                            -              -               -              -
  Other general and administrative                 -              -                          7,795
                                         ------------- --------------  --------------  -------------
    Total expenses                            23,346         42,346          46,692         84,692
                                         ------------- --------------  --------------  -------------
  Net income (loss)                      $   (23,346)   $   (42,346)   $    (46,692)   $   (84,692)
                                         ============= ==============  =============  =============

Basic and diluted income (loss) per
common share                             $     (0.00)   $     (0.00)   $      (0.00)   $     (0.00)
                                         ============= ==============  ==============  =============

Weighted average shares outstanding        61,761,530    61,760,530      61,760,530     61,760,530
                                         ============= ==============  ==============  =============



              See accompanying notes to interim condensed financial
                                  statements.

                             PSPP HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six months ended
                                                                 June 30,
                                                       -------------------------------
                                                          2004                2003
                                                       ---------         -------------

Cash flows from operating activities:
  Net loss                                             $   (23,346)       $   (42,346)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                                    -             19,000
    Accts. Payable (Decrease)                                    -                  -
    Depreciation and amortization                                -                  -
    Accrued interest expense                                     -                  -
    Non-cash consulting fees                                     -                  -
    Non-cash finance fees                                        -                  -
    Bad debts                                                    -                  -
  Changes in operating assets and liabilities                    -                  -
    Net changes in non-cash working capital                      -                  -
                                                       -------------      ------------
    Total                                                        -             19,000

    Net cash used in operating activities                  (23,346)           (23,346)
                                                       -------------      ------------

Cash flows from investing activities:
  Additional Paid in Capital                                     -                  -
  Common Stock                                                   -                  -
  Capital expenditures                                           -                  -
                                                       -------------      ------------
    Total                                                  (23,346)           (23,346)


Cash flows from financing activities:
  Advances to related parties                                    -                  -
  Deferred financing fee                                         -                  -
  Special warrant proceeds                                       -                  -
  Proceeds from convertible debentures                       2,973              2,973
  Loans                                                     20,373             20,373
                                                       -------------      ------------
    Total                                                   23,346             23,346
                                                       -------------      ------------

Effect of exchange rate changes on cash                          -                  -

Net increase (decrease) in cash and cash equivalents             -                  -
Cash and cash equivalents at beginning of period                 -                  -
                                                       -------------      ------------
Cash and cash equivalents at end of period               $       -          $       -
                                                       =============      ============




              See accompanying notes to interim condensed financial
                                  statements.

                                PSPP HOLDINGS, INC
                         NOTES TO  FINANCIAL STATEMENTS
                                 June 30, 2004

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

At the quarter ended June 30, 2004 the Company actively sought acquisition or merger candidates. The Company's ability to operate as a goping concern depends upon its ability to find an acquisition or merger candidate. Even if the Company does succed in merging with or acquiring another Company there is no assurance that the Company will be successful.
Basis of Presentation

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


NOTE 4 - LOANS PAYABLE

The Company has outstanding  loans AND ADVANCES PAYABLE totalling $1,570,611.

NOTE 5 - CAPITAL STOCK

 During  the  period  the  Company   completed  the   following   Capital  Stock
transactions:

None. During the quarter ended there were no stock issuances.

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