Form 10QSB
period 2004-09-30
PSPP HOLDINGS INC
filed 2007-01-24
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2004 was: 61,761,530 SHARES and at January 17, 2007 was: 55,499,364.00 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [X] No [  ]

                                PSPP HOLDINGS, INC
                                   FORM 10-QSB
                                September 30, 2004

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 PSPP HOLDINGS, INC.
                                   BALANCE SHEET
                                    (Unaudited)

                                                                   September 30,
                                                                       2004
                                                                ----------------
                                                                   (Unaudited)

ASSETS                                                                $      -
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                          $   76,000
  Loans payable                                                      1,165,374
  Convertible debt                                                     286,072
  Advances payable                                                      66,511
                                                                 ---------------
     Total                                                           1,593,957
                                                                 ---------------
     Total Current Liabilities                                       1,593,957

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, 1,000,000 shares issued and outstanding                      -
  Common stock, $.001 par value, 80,000,000 shares
    authorized:  896,875 shares issued and outstanding:                      -
  Preferred Stock                                                      300,000
  Common Stock                                                          61,762
  Additional paid in capital                                         4,007,447
  Special warrant proceeds                                                   -
  Accumulated deficit                                               (5,663,166)
                                                                 ---------------
Less: Investments
 Oxford Knight Intl. Inc.                                             (300,000)
 Dream Investments TV                                                        -
                                                                 ---------------
Total stockholders' equity (deficit)                                (1,593,957)

Liabilities & Stockholder's Equity                                           -
                                                                 ===============

                   See accompanying notes to interim condensed
                             financial statements.

                              PSPP HOLDINGS, INC
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                          Three months ended           Nine months ended
                                            September 30,               September 30,
                                           -------------                -------------
                                        2004         2003            2004          2003
                                     -----------  -----------     ----------   ------------

Revenues                              $      -     $        -     $        -     $        -

Expenses:
  Interest                              23,346         23,346         70,038         70,038
  Consulting and management                  -              -              -              -
  Depreciation and amortization              -              -              -              -
  Office and general                         -              -              -              -
  Professional fees                                    19,000                        57,000
  Salaries and benefits                      -              -              -              -
  Other general and administrative           -              -              -              -
                                    ------------- -------------  -------------  ------------
    Total expenses                      23,346         42,346         70,038        127,038
                                    ------------- -------------  -------------  ------------
  Net income (loss)                 $  (23,346)    $  (42,346)    $  (70,038)    $ (127,038)
                                    ============= =============  =============  ============

Basic and diluted income (loss) per
common share                            $(0.00)        $(0.00)    $    (0.00)    $    (0.00)
                                    ============= =============  =============  ============

Weighted average shares outstanding  61,760,530     61,760,530     61,760,530    61,760,530
                                    ============= =============  =============  ============

                   See accompanying notes to interim condensed
                             financial statements.

                              PSPP HOLDINGS, INC
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                               Nine months ended
                                                                 September 30,
                                                        --------------------------
                                                            2004           2003
                                                        ----------     -----------

Cash flows from operating activities:
  Net loss                                           $   (23,346)    $   (42,346)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                                  -          19,000
    Accts. Payable (Decrease)                                  -               -
    Depreciation and amortization                              -               -
    Accrued interest expense                                   -               -
    Non-cash consulting fees                                   -               -
    Non-cash finance fees                                      -               -
    Loss on Eagle shares                                       -               -
  Changes in operating assets and liabilities                  -               -
    Net changes in non-cash working capital                    -               -
                                                     -------------  -------------
        Total                                                  -          19,000
                                                     -------------  -------------
        Net cash used in operating activities            (23,346)        (23,346)
                                                     -------------  -------------

Cash flows from investing activities:
                                                     -------------  -------------
  Additional Paid in Capital                                   -               -
  Capital expenditures                                         -               -
                                                     -------------  -------------


Cash flows from financing activities:
  Advances to related parties                                  -               -
  Deferred financing fee                                       -               -
  Special warrant proceeds                                     -               -
  Proceed from sale of Eagle shares                            -               -
  Proceeds from convertible debentures                      2,973          2,973
  Loans                                                    20,373         20,373
                                                     -------------  -------------
  Total                                                    23,346         23,346
                                                     -------------  -------------

Effect of exchange rate changes on cash                        -               -

Net increase (decrease) in cash and cash equivalents           -               -
Cash and cash equivalents at beginning of period               -               -
                                                     -------------  -------------
Cash and cash equivalents at end of period             $       -     $         -
                                                     =============  =============



              See accompanying notes to interim condensed financial
                                  statements.

                                PSPP HOLDINGS, INC
                          NOTES TO  FINANCIAL STATEMENTS
                                 September 30, 2004

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

At the quarter ended September 30, 2004 the Company actively sought acquisition ormerger candidates.The Company's ability to operate as a goping concern depends upon its ability to find an acquisition or merger candidate. Even if the Company does succed in merging with or acquiring another Company there is no assurance that the Company will be successful.
Basis of Presentation

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


NOTE 4 - LOANS PAYABLE

The Company has outstanding  loans AND ADVANCES PAYABLE totalling $ 1,593,957.

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