Form 10KSB
period 2004-12-31
PSPP HOLDINGS INC
filed 2007-01-24
CIK 1058330

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


             For the fiscal year ended December 31, 2004
                  Commission file number: 000-24723


              PSPP Holdings, Inc., a Nevada corporation
   (Exact name of small business issuer as specified in its charter)

                        Nevada     88-0393257
(State or other jurisdiction of incorporation or organization) (IRS Employer
                         Identification No.)

           3435 Ocean Park Blvd. #107, Santa Monica, CA 90405
                (Address of principal executive offices)

                           (310)-207-9745
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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of year ended December 31, 2004 there were 61,761,530 shares of common stock issued and outstanding. As of January 17, 2007, there were  53,499,364 shares of common stock issued and outstanding.

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

The Company actively sought acquistion candidates subsequent to 2004.The Company planned to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations was contingent upon its ability to identify a prospective target business.

SUBSEQUENT TO 2004

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




                                                         /S/ LAWRENCE SCHARFMAN  CPA PC
                                                         ------------------------------
                                                           JAN 12, 2007


                               PSPP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                               December 31, 2004   December 31, 2003
                                                               -----------------   -----------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                              $         -          $        -
   Accounts receivable                                                        			   -
                                                               -----------------   -----------------
                                                                               - 		   -

                                                               -----------------   -----------------
                                                                     $         -            $      -
                                                               =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               76,000       	  $   76,000

   Loans payable                                                       1,185,748	   1,104,255

   Convertible debt                                                      289,044 	     277,153
   Advances payable                                                       66,511	      66,511
                                                               -----------------   -----------------
   Total                                                               1,617,303	   1,523,919

                                                               -----------------   -----------------

Redeemable common shares                                               	       -                   -

TOTAL LIABILITIES                                                      1,617,303	   1,523,919


Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, $0.001 par value,
          10,000,000 shares authorized,  none
          issued and outstanding Common stock,
          $0.001 par value, 80,000,000
          shares authorized, 39,447,272
          issued and outstanding                                               			   -
   Preferred Stock                                                       300,000	     300,000
   Additional paid-in capital                                          4,007,447           4,007,447
   Common Stock                                                           61,762	      61,762

   Accumulated Deficiency                                             (5,686,512)	  (5,593,128)

Less: Investments
   Oxford Knights Intl. Inc.                                           	(300,000)	    (300,000)
   Dream Investments TV                                                        -   		   -
   Stockholder's Equity                                               (1,617,303)	  (1,523,919)

                                                               -----------------   -----------------
Liabilities & Stockholder's Equity                                   $         -	  $    	   -
                                                               =================   =================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                 PSPP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended      Year Ended
                                                  December 31,    December 31,
                                                      2004            2003
                                                 --------------- ---------------
 REVENUES                                           $         -     $         -
 Income from
 Forgiveness Debt					      -		      -
 EXPENSES
   Interest						 93,384		 93,364
   Consulting and management                                  -		      -
   Depreciation and amortization                              -		      -
     Engineering costs                                        -		      -
   Office and general                                         -		      -
   Professional fees       				      -		 76,000
     Rent                                                     -		      -
     Salaries and benefits                             	      -		      -
     Technology contract fees                                 -		      -
    Impairment                                       	      -	      	      -
    Other Expenses				       	      - 	      -
                                                 -------------- ----------------
 TOTAL OPERATING EXPENSE                               	 93,384		169,384

                                                 -------------- ----------------
 Net LOSS                                              	(93,384        (169,384)
                                                 -------------- ----------------

Accumulated Deficiency
Beginning of Period                                  (5,593,128)     (5,423,744)
End of Period                           	     (5,686,512)     (5,593,128)

                                                 -------------- ----------------
OTHER  AND INTEREST INCOME (EXPENSE)                 	      - 	      -
                                                 -------------- ---------------

 NET LOSS                                        $  	      -   $  	      -
                                                 ============== ================

NET LOSS PER SHARE:
NET LOSS, BASIC AND DILUTED                          $        -      $        -
                                                 -------------- ----------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           61,761,530      61,761,530
                                                 ============== ================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                              PSPP HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDING DECEMBER 31, 2004


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




   See accompanying summary of accounting policies and notes to consolidated financial statements

                                PSPP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December   Year Ended December
                                                                                  31, 2004              31, 2003
                                                                            --------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $       (93,384)       $     (169,384)
  Adjustments to reconcile net loss to net cash from operating activities:
    - depreciation and amortization                                                            -		     -
    - stock issued for interest expense                                                        -		     -
    - stock issued for services rendered                                                       -		     -
    - loss on sale of investments, available for sale                                          -		     -
    - write-off related of deferred financing costs                                            -		     -
    - write-off related to Canadian subsidiary's bankruptcy                            	       -		     -
    - (increase) / decrease in accounts receivable                                             -	        76,000

    - (increase) / decrease in prepaid expenses and deposits                                   -		     -
    - increase / (decrease) in accounts payable and accrued liabilities                	       -		     -
    - increase / (decrease) in deposits liabilities                                    	       -		     -

			Total               						       -	        76,000

                                                                            --------------------- ---------------------
          CASH FLOWS USED IN OPERATING ACTIVITIES                                        (93,384)              (93,384)

                                                                            --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES							       -		     -
  Proceeds from sale of investments, available for sale                                        -		     -
   Purchase of furniture and equipment                                                         -	             -
   Acquisition of subsidiaries, net of cash acquired                                           -		     -
  Additional Paid in Capital								       -	             -
  Common Stock										       -	       	     -
  Sale of Investment									       -	             -
			Total								       -	             -
                                                                            --------------------- ---------------------
          CASH FLOWS FROM INVESTING ACTIVITIES                                           (93,384)	       (93,384)

                                                                            --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase / (decrease) in loans payable, net of interest and repayments                  81,493		81,493
   Increase / (decrease) in convertible debt, net of interest and repayments              11,891		11,891
   (Increase) / decrease in funds in trust

                                                                            --------------------- ---------------------
               CASH FLOWS FROM FINANCING ACTIVITIES                                       93,384		93,384
                                                                            --------------------- ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH

                                                                            --------------------- ---------------------
(DECREASE) INCREASE IN CASH                                                                    - 		     -
                                                                            --------------------- ---------------------

CASH, BEGINNING OF PERIOD                                                                      -		     -

                                                                            --------------------- ---------------------
CASH, END OF PERIOD                                                                 $          -       $             -
                                                                            ===================== =====================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                PSPP HOLDINGS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2004

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

At the year ended December 31, 2004 the Company actively sought acquisition or merger candidates. The Company's ability to operate as a goping concern depends upon its ability to find an acquisition or merger candidate. Even if the Company does succed in merging with or acquiring another Company there is no assurance that the Company will be successful.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended  December  31, 2004 and 2003,  the Company  incurred  losses
totaling $93,384 and $169,384 respectively.           Because of these recurring
losses, the Company will require additional working capital to develop and/or renew its business operations.

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


NOTE 4 - LOANS PAYABLE

The Company had outstanding  loans totaling  $1,617,303 at the year ended 2004.

NOTE 5 - CAPITAL STOCK

 During  the  period  the  Company   completed  the   following   Capital  Stock
transactions:

During the year ended December 31, 2004 the Company issued 0 shares of common stock and 0 shares of Preferred stock.

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


SUBSEQUENT TO 2004

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table furnishes the information concerning the Corporation's directors and officers as of December 31, 2004. The directors of the Corporation are elected every year and serve until their successors are elected and qualify.

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

Item 10. Executive Compensation.

(a) Compensation.

There has been no executive compensation for the eyar ended 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Based upon 61,761,530 shares outstanding at December 31, 2004, no person was the beneficial owner of five percent(5%) or greater of the Corporation's common stock.
b) The following table sets forth information with respect to the Corporation's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2004.

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