Form 10QSB
period 2005-03-31
PSPP HOLDINGS INC
filed 2007-01-25
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2005 was: 61,761,530 SHARES and at January 17, 2007 was: 55,499,364.00 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [X] No [  ]

                                PSPP HOLDINGS, INC
                                   FORM 10-QSB
                                  March 31, 2005

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 PSPP HOLDINGS, INC.
                                   BALANCE SHEET

                                                             March 31,
                                                               2005
                                                          ---------------
                                                            (Unaudited)

ASSETS                                                      $       -
                                                          ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                  $   76,000
  Loans payable                                              1,213,373
  Convertible debt                                             289,044
  Advances payable                                              66,511
                                                          ---------------
    Total                                                    1,644,928
                                                          ---------------
    Total current liabilities                                1,644,928
                                                          ---------------



Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
  authorized, none issued and outstanding                            -
  Common stock, $.001 par value, 80,000,000 shares
  authorized:  39,141,258 shares issued and outstanding:             -
  Preferred Stock                                              300,000
  Common Stock                                                  61,762
  Additional paid in capital                                 4,007,447
  Special warrant proceeds                                           -
  Accumulated deficit                                       (5,714,137)
  Less Investments:
    Oxford Knights Intntl. Inc.                               (300,000)
                                                          ---------------
    Total stockholders' equity (deficit)                    (1,644,928)
                                                          ---------------
    Liabilities & Stockholder's Equity                        $      -
                                                          ===============

                  See accompanying notes to interim condensed
                              financial statements.

                                 PSPP HOLDINGS, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     Three Months ended March 31,
                                                     2005                 2004
                                                  ----------           ---------

Revenues                                            $       -       $        -

Expenses:
  Interest                                             23,346           23,346
  Consulting and management                                 -                -
  Depreciation and amortization                             -                -
  Office and general                                        -                -
  Professional fees                                     3,371                -
  Salaries and benefits                                     -                -
  Other general and administrative                        908                -
                                                  -------------  ---------------
    Total expenses                                     27,625            23,346

                                                  -------------  ---------------
  Net income (loss)                               $   (27,625)      $   (23,346)
                                                  =============  ===============
Accumulated Deficiency                                      -                 -
Beginning Period                                   (5,686,512)       (5,593,128)
End Period                                         (5,714,137)       (5,616,474)
                                                  -------------  ---------------

Basic and diluted income (loss) per common share       $(0.00)           $(0.00)
                                                  =============  ===============

Weighted average shares outstanding                 61,760,530      61,760,530
                                                  ============= ================


                   See accompanying notes to interim condensed
                             financial statements.
                                      4

                                 PSPP HOLDINGS, INC.
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended March 31,
                                                      -----------------------------------
                                                          2005                2004
                                                      -----------------------------------

Cash flows from operating activities:
  Net loss                                            $  (27,625)      $     (23,346)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                                                      -
    Accts. Payable (Decrease)                                                      -
    Depreciation and amortization                              -                   -
    Accrued interest expense                                   -                   -
    Non-cash consulting fees                                   -                   -
    Non-cash finance fees                                      -                   -
    Bad debts                                                  -                   -
  Changes in operating assets and liabilities                  -                   -
    Net changes in non-cash working capital                    -                   -
                                                     -------------   -----------------
        Net cash used in operating activities            (27,625)            (23,346)
                                                     -------------   -----------------

Cash flows from financing activities:
  Advances to related parties                                  -                   -
  Proceeds from convertible debentures                     2,973               2,973
  Loans                                                   24,652              20,373
                                                     -------------   -----------------
        Total                                             27,625              23,346
                                                     -------------   -----------------

Effect of exchange rate changes on cash                        -                   -

Net increase (decrease) in cash and cash equivalents           -                   -
Cash and cash equivalents at beginning of period               -                   -
                                                     -------------   -----------------
Cash and cash equivalents at end of period             $       -         $         -
                                                     =============   =================

Cash paid for:
  Interest                                              $      -           $       -

                   See accompanying notes to interim condensed
                             financial statements.
                                      5

                                PSPP HOLDINGS, INC
                         NOTES TO  FINANCIAL STATEMENTS
                                 March 31, 2005

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

In the quarter ended March 31, 2005 Mr. Ed Litwak appointed Kyle Gotshalk as the Company's President and director and subsequently resigned.

At the quarter ended March 31, 2005 the Company actively sought acquisition or merger candidates. The Company's ability to operate as a goping concern depends upon its ability to find an acquisition or merger candidate. Even if the Company does succed in merging with or acquiring another Company there is no assurance that the Company will be successful.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the QUARTER ENDED, the Company incurred losses totalling $27,625.00. Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

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


NOTE 4 - LOANS PAYABLE

The Company has outstanding  loans AND ADVANCES PAYABLE totalling $1,644,928.

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


                                             PSPP HOLDINGS, INC.
Date: January 17, 2007                       By: /s/ Kyle Gotshalk
                                              -------------------
                                               Kyle Gotshalk
                                               President,CEO and Director