Form 10KSB
period 2005-12-31
PSPP HOLDINGS INC
filed 2007-01-30
CIK 1058330

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


             For the fiscal year ended December 31, 2005
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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of year ended December 31, 2005 there were 30,608,428 shares of common stock issued and outstanding. As of January 17, 2007, there were  53,499,364 shares of common stock issued and outstanding.

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

With the failure to fund the barbeque manufacturing division the Company ceased operations.

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

In December 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionally in Southern California when fully developed.The Company has made arrangements with Maximum Impact productions of Carlsbad, California for the DVD sales and distribution.

In 2005 there was a reverse split of the Company's stock. A 1 for 100 share reverse split of the outstanding shares of stock of 61,761,530 shares resulted in 30,608,428 shares outstanding (30,000,000 shares were non-dilutable).

SUBSEQUENT TO 2005

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

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

The Company has been inactive as it has been seeking a merger candidate. The common stock was traded on the over-the-counter market under the symbol PSPH and PSPJ. Trades are reported on the electronic quotation systems known as Pink Sheets and OTC-Other. Brokers began submitting bid and ask quotations for our common shares in 2000. The range of the high and low bid information for the Corporation's common stock for each quarter since December 31, 2000 are set forth below.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Corporation had ceased all business operations and was actively seeking an acquisition or merger candidate.

In December 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionally in Southern California when fully developed.The Company has made arrangements with Maximum Impact productions of Carlsbad, California for the DVD sales and distribution.

As of January 2007 there has been no further developments relating to the investment in the acquisition of Dream Apartments TV and there is no assurance that there will be any further developments.

SUBSEQUENT TO 2005

	On April 10, 2006, PSPP Holdings, Inc. acquired 100% of Esafe, Inc., a
debit card issuer.         The company issued 22,890,936 shares of common stock
to UCHUB as part of the purchase price and agreed to fund $200,000.00
(Two Hundred Thousand Dollars) of working capital to Esafe. Esafe's web site is Eluxe Financial.com

The Company is dependent upon successful operations of its acquisitions and upon succesfully raising capital through equity or debt financing to become a going concern.

At the point of time of this document, January 2007, there is no assuarnace that the operations of its subsequent acquisition Esafe will be successful; there is no assurance that the acquisition of Dream Apartments TV will be sudccessful; nor is there any assurance that the Company will be successful in raising the capital needed to become a going concern.

At January 2007 there was no planned means of raising capital whether it be debt or equity financing.

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




                                                         /S/ LAWRENCE SCHARFMAN  CPA PC
                                                         ------------------------------
                                                           JAN 12, 2007


                               PSPP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                               December 31, 2005   December 31, 2004
                                                               -----------------   -----------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                              $     1,134          $        -
   Accounts receivable                                                        			   -
                                                               -----------------   -----------------
                                                                               - 		   -

                                                               -----------------   -----------------
                                                                     $     1,134            $      -
                                                               =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               76,000          $   76,000
   Loans payable                                                       1,307,063 	   1,185,748

   Convertible debt                                                      292,017 	     289,044
   Advances payable                                                       66,511	      66,511
                                                               -----------------   -----------------
   Total                                                               1,741,591	   1,617,303

                                                               -----------------    -----------------

TOTAL LIABILITIES                                                      1,741,591	   1,617,303


Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, $0.001 par value,
          10,000,000 shares authorized,  1,000,000
          issued and outstanding. Common stock,
          $0.001 par value, 80,000,000
          shares authorized, 30,608,428
          issued and outstanding                                               -       		   -
   Preferred Stock                                                       300,000	     300,000
   Additional paid-in capital                                          4,083,947 	   4,007,447
   Common Stock                                                           30,608	      61,762
   Accumulated Deficiency                                             (5,797,012)	  (5,686,512)

Less: Investments
   Oxford Knights Intl. Inc.                                           	(300,000)	    (300,000)
   Dream Investments TV                                                  (58,000)         	   -
   Stockholder's Equity                                               (1,740,457)	  (1,617,303)

                                                               -----------------   -----------------
Liabilities & Stockholder's Equity                                   $     1,134    	  $    	   -
                                                               =================   =================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                PSPP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended      Year Ended
                                                  December 31,    December 31,
                                                      2005            2004
                                                 --------------- ---------------

 REVENUES                                           $         -     $         -
 Income from
 Forgiveness Debt					      -		      -
 EXPENSES
   Interest						 93,384    	 93,384
   Consulting and management                                  -		      -
   Depreciation and amortization                              -		      -
     Engineering costs                                        -		      -
   Office and general                                         -		      -
   Professional fees       	                         13,483		      -
     Rent                                                     -		      -
     Salaries and benefits                             	      -		      -
     Technology contract fees                                 -		      -
    Impairment                                       	      -	      	      -
    Other Expenses				       	  3,633     	      -
                                                 -------------- ----------------
 TOTAL OPERATING EXPENSE                               	110,500          93,384

                                                 -------------- ----------------
 Net LOSS                                              (110,500)	(93,384)
                                                 -------------- ----------------

Accumulated Deficiency
Beginning of Period                		     (5,797,012)     (5,686,512)
End of Period                            	     (5,686,512)     (5,593,128)

                                                 -------------- ----------------
OTHER  AND INTEREST INCOME (EXPENSE)                 	      - 	      -
                                                 -------------- ---------------

 NET LOSS                                        $     (110,500)   $  	(93,384)
                                                 ============== ================

NET LOSS PER SHARE:
NET LOSS, BASIC AND DILUTED                          $        -      $        -
                                                 -------------- ----------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           30,608,428      61,761,530

                                                 ============== ================

   See accompanying summary of accounting policies and notes to consolidated financial statements


                              PSPP HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEAR ENDING DECEMBER 31, 2005


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




   See accompanying summary of accounting policies and notes to consolidated financial statements

                                 PSPP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December   Year Ended December
                                                                                  31, 2005              31, 2004
                                                                            --------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $      (110,500)       $      (93,384)
  Adjustments to reconcile net loss to net cash from operating activities:
    - depreciation and amortization                                                            -		     -
    - stock issued for interest expense                                                        -		     -
    - stock issued for services rendered                                                       -		     -
    - loss on sale of investments, available for sale                                          -		     -
    - write-off related of deferred financing costs                                            -		     -
    - write-off related to Canadian subsidiary's bankruptcy                            	       -		     -
    - (increase) / decrease in accounts receivable                                             -
    - (increase) / decrease in prepaid expenses and deposits                                   -		     -
    - increase / (decrease) in accounts payable and accrued liabilities                	       -		     -
    - increase / (decrease) in deposits liabilities                                    	       -		     -

			Total               						       -      	       	     -
                                                                            --------------------- ---------------------
          CASH FLOWS USED IN OPERATING ACTIVITIES                                       (110,500) 	       (93,384)
                                                                            --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES							       -		     -
  Proceeds from sale of investments, available for sale                                        -		     -
   Purchase of furniture and equipment                                                         -	             -
   Acquisition of subsidiaries, net of cash acquired                                           -		     -
  Additional Paid in Capital								  76,500    	             -
  Common Stock										 (31,154)      	       	     -
  Sale of Investment								         (58,000)
			Total								 (12,654)     	       	     -
                                                                            --------------------- ---------------------
          CASH FLOWS FROM INVESTING ACTIVITIES                                          (123,154)	       (93,384)
                                                                            --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase / (decrease) in loans payable, net of interest and repayments                 121,315		81,493
   Increase / (decrease) in convertible debt, net of interest and repayments               2,973		11,891
   (Increase) / decrease in funds in trust

                                                                            --------------------- ---------------------
               CASH FLOWS FROM FINANCING ACTIVITIES                                      124,288	        93,384
                                                                            --------------------- ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH

                                                                            --------------------- ---------------------
(DECREASE) INCREASE IN CASH                                                                1,134     		     -
                                                                            --------------------- ---------------------

CASH, BEGINNING OF PERIOD                                                                      -		     -

                                                                            --------------------- ---------------------
CASH, END OF PERIOD                                                                 $      1,134       $             -
                                                                            ===================== =====================


   See accompanying summary of accounting policies and notes to consolidated financial statements

                                PSPP HOLDINGS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2005

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

At the year ended December 31, 2005 the Company actively sought acquisition or merger candidates. The Company's ability to operate as a goping concern depends upon its ability to find an acquisition or merger candidate. Even if the Company does succed in merging with or acquiring another Company there is no assurance that the Company will be successful.

In December 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionally in Southern California when fully developed.The Company has made arrangements with Maximum Impact productions of Carlsbad, California for the DVD sales and distribution.

In 2005 there was a reverse split of the Company's stock.      A 1 for 100 share
reverse split of the outstanding shares of stock of 61,761,530 shares resulted in 30,608,428 shares outstanding (30,000,000 shares were non-dilutable).

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended  December  31, 2005 and 2004,  the Company  incurred  losses
totaling $110,500 and $93,384 respectively.           Because of these recurring
losses, the Company will require additional working capital to develop and/or renew its business operations.

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

NOTE 3 - ACQUISITIONS

The Company is identifying merger and/or acquisition candidates. As of year end December 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at January 2007 that any revenues or other operations or benefits will result from the acquisition.


NOTE 4 - LOANS PAYABLE

The Company had outstanding  loans totaling  $1,741,591 at the year ended 2005.

NOTE 5 - CAPITAL STOCK

 During  the  period  the  Company   completed  the   following   Capital  Stock
transactions:

In 2005 there was a reverse split of the Company's stock.      A 1 for 100 share
reverse split of the outstanding shares of stock of 61,761,530 shares resulted in 30,608,428 shares outstanding (30,000,000 shares were non-dilutable). No additional stock was issued at the year ended 12-31-2005.

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


SUBSEQUENT TO 2005

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table furnishes the information concerning the Corporation's directors and officers as of December 31, 2005. The directors of the Corporation are elected every year and serve until their successors are elected and qualify.

Name			Age	Title

Kyle Gotshalk  		32	President, Chief Executive Officer, Director
                                Treasurer, Secretary

Kyle Gotshalk, President, Secretary, treasuerer and Director, Graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. After college he built a Athletic Club in Oregon. He Owned and ran the club of 1,200 members and 32 employees for the next four years. The club was recognized by the United States National Ski Team as best Ahtletic Club to work out. He subsequently became a Manager and Fitness Director at Sports Center Fitness in Redondo Beach, Ca. a club with over 4,000 memberships catering to the elite in Los Angeles. He is also President of Top Flight Consulting LLC, and President of Exit Only Inc. He also holds a Real Estate License in California and was recently awarded Top Producing Agent award for most sales ever in first year of Real Estate.


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

Item 10. Executive Compensation.

(a) Compensation.

There has been no executive compensation for the eyar ended 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Based upon 61,761,530 shares outstanding at December 31, 2005, no person was the beneficial owner of five percent(5%) or greater of the Corporation's common stock.
b) The following table sets forth information with respect to the Corporation's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2005.

							AMOUNT OF BENEFICIAL
TITLE OF CLASS	NAME  OF BENEFICIAL OWNER	    INTEREST	        PERCENT
                                                                       OF CLASS

Common	Kyle Gotshalk				      0	                 0%


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

January 17, 2006

PSPP HOLDING, INC.


By: /s/ KYLE GOTSHALK
Name: KYLE GOTSHALK
Title: Chief Executive Officer


By: /s/ KYLE GOTSHALK
Name: KYLE GOTSHALK
Title: Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 17, 2006
By: /s/ KYLE GOTSHALK
Name: KYLE GOTSHALK
Title: Director