Form 10QSB
period 2006-03-31
PSPP HOLDINGS INC
filed 2007-01-30
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2006 was: 30,608,428 shares and at January 17, 2007 was: 55,499,364 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [X] No [  ]

                                PSPP HOLDINGS, INC
                                   FORM 10-QSB
                                March 31, 2006

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

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
                                 PSPP HOLDINGS, INC.
                                   BALANCE SHEET

                                                             March 31,
                                                               2006
                                                          ---------------
                                                            (Unaudited)

ASSETS
Cash                                                     $       1,134
                                                          ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                  $   76,000
  Loans payable                                                226,497
  Convertible debt                                             292,017
  Advances payable                                              66,511
                                                          ---------------
    Total                                                      661,025
                                                          ---------------
    Total current liabilities                                  661,025
                                                          ---------------



Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
  authorized, none issued and outstanding                            -
  Common stock, $.001 par value, 80,000,000 shares
  authorized:  39,141,258 shares issued and outstanding:             -
  Preferred Stock                                              300,000
  Common Stock                                                  30,608
  Additional paid in capital                                 4,092,447
  Special warrant proceeds                                           -
  Accumulated deficit                                       (4,724,946)
                                                          ---------------
Less: Investments
  Oxford Knights Intl. Inc.                                   (300,000)
  Dream Investments TV                                         (58,000)
                                                          ---------------
    Total stockholders' equity (deficit)                      (659,891)
                                                          ---------------
    Liabilities & Stockholder's Equity                        $  1,134
                                                          ===============

                  See accompanying notes to interim condensed
                              financial statements.
                                       3

                                 PSPP HOLDINGS, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                    Three months ended March 31,
                                                     2006                 2005
                                                  ----------           ---------

Revenues:

Income from
Forgiveness Debt                                  $ 1,104,162       $        -
                                                  -------------  --------------
  Total                                             1,104,162                -

Expenses:
  Interest                                             23,346           23,346
  Consulting and management                                 -                -
  Depreciation and amortization                             -                -
  Office and general                                        -                -
  Professional fees                                     7,891            3,371
  Salaries and benefits                                     -                -
  Other general and administrative                        859              908
                                                  -------------  ---------------
    Total expenses                                     32,096           27,625

                                                  -------------  ---------------
  Net income (loss)                               $ 1,072,066      $   (27,625)
                                                  =============  ===============
Accumulated Deficiency                                      -                 -
Beginning Period                                   (5,797,012)       (5,686,512)
End Period                                         (4,724,946)       (5,714,137)
                                                  -------------  ---------------

Basic and diluted income (loss) per common share       $(0.00)           $(0.00)
                                                  =============  ===============

Weighted average shares outstanding                 30,608,428      61,760,530
                                                  ============= ================


                   See accompanying notes to interim condensed
                             financial statements.
                                      4

                                 PSPP HOLDINGS, INC.
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended March 31,
                                                      -----------------------------------
                                                          2006                2005
                                                      -----------------------------------

Cash flows from operating activities:
  Net loss                                           $ 1,072,066       $     (27,625)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                                  -                   -
    Accts. Payable (Decrease)                                  -                   -
    Depreciation and amortization                              -                   -
    Accrued interest expense                                   -                   -
    Non-cash consulting fees                                   -                   -
    Non-cash finance fees                                      -                   -
    Bad debts                                                  -                   -
  Changes in operating assets and liabilities                  -                   -
    Net changes in non-cash working capital                    -                   -
                                                     -------------   -----------------
        Net cash used in operating activities          1,072,066             (27,625)
                                                     -------------   -----------------
Cash flows from Investing activities:
  Paid in Capital                                          8,500                   -
  Common Stock                                                 -                   -
  Sale of Investment                                           -                   -
                                                     -------------   -----------------

        Net flow used in investing                         8,500                   -
                                                     -------------   -----------------
        Total                                          1,080,566                   -

Cash flows from financing activities:
  Advances to related parties                                  -                   -
  Proceeds from convertible debentures                         -               2,973
  Loans                                               (1,080,816)             24,652
                                                     -------------   -----------------
        Total                                         (1,080,816)             27,625
                                                     -------------   -----------------

Effect of exchange rate changes on cash                        -                   -

Net increase (decrease) in cash and cash equivalents           -                   -
Cash and cash equivalents at beginning of period           1,134                   -
                                                     -------------   -----------------
Cash and cash equivalents at end of period             $   1,134         $         -
                                                     =============   =================




                   See accompanying notes to interim condensed
                             financial statements.
                                      5

                                PSPP HOLDINGS, INC
                         NOTES TO  FINANCIAL STATEMENTS
                                 March 31, 2006

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

At the quarter ended March 31, 2006 the Company actively sought acquisition or merger candidates. The Company's ability to operate as a going concern depends upon its ability to find an acquisition or merger candidate. Even if the Company does succed in merging with or acquiring another Company there is no assurance that the Company will be successful.

In 2005 there was a reverse split of the Company's stock.      A 1 for 100 share
reverse split of the outstanding shares of stock of 61,761,530 shares resulted in 30,608,428 shares outstanding (30,000,000 shares were non-dilutable).

In the quarter ended March 31, 2006 $1,072,066  in debt  was forgiven   reducing
the Company's liabilities.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the QUARTER ENDED March 31, 2006, $1,072,066 in debt was forgiven and was in turn realized as income. However the Company had no revenues from operations or sales during the quarter.

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

NOTE 4 - LOANS PAYABLE

The Company had outstanding loans totalling $1,741,591 at the year ended 2005. At the quarter ended March 31, 2006 the Company had outstanding loans totalling $661,025. The reduction was due to the forgiveness of debt of $1,072,066.

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


NOTE 8 - SUBSEQUENT EVENTS

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

The Company reduced its liabilities by $1,072,066 through the forgiveness of debt.

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