Form 10QSB
period 2006-06-30
PSPP HOLDINGS INC
filed 2007-02-01
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                            EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2006 was: 55,499,364 shares and at January 17, 2007 was: 55,499,364 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [X] No [  ]

                                PSPP HOLDINGS, INC
                                   FORM 10-QSB
                                  June 30, 2006

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

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                             PSPP HOLDINGS, INC.
                               BALANCE SHEET

                                                                    June 30,
                                                                      2006
                                                                ----------------
                                                                   (Unaudited)

ASSETS
 Current Assets                                                             -
 Cash                                                                  12,160

   Total                                                             $ 12,160
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                         $  195,333
  Loans payable                                                       303,752
  Convertible debt                                                    290,017
  Advances payable                                                     66,511
                                                                ----------------
     Total                                                            855,613
                                                                ----------------

    Total current liabilities                                         855,613

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, ,1000,000 shares issued and outstanding
  Common stock, $.001 par value, 80,000,000 shares
    authorized:  96,875 shares issued and outstanding:                      -
  Preferred Stock                                                     300,000
  Common Stock                                                         55,499
  Additional paid in capital                                        4,092,447
  Special warrant proceeds                                                  -
  Accumulated deficit                                              (4,933,399)
                                                                ----------------
Less: Investments
  Oxford Knight                                                      (300,000)
  Dream Investments TV                                                (58,000)
                                                                ----------------

    Total stockholders' equity (deficit)                        $    (843,453)
                                                                ----------------
    Liability & Stockholder's equity                            $      12,160
                                                                ================



              See accompanying notes to interim condensed financial
                                  statements.
                                      3

                             PSPP HOLDINGS, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                             Three Months Ended               Six Months Ended
                                                 June 30,                         June 30,
                                                 --------                        --------
                                             2006         2005             2006            2005
                                         ------------  -------------   -------------  -------------

Revenues                                   $       -    $         -       $       -     $        -

Expenses:
  Interest                                    23,346         23,346          46,692         46,692
  Consulting and management                        -              -               -              -
  Depreciation and amortization                    -              -               -              -
  Office and general                               -              -               -              -
  Professional fees                            7,891           3,371                         6,742
  Salaries and benefits                            -              -               -              -
  Other general and administrative               859            908          15,782          1,816
  eSafe expenses                             176,357              -               -              -
                                         ------------- --------------  --------------  -------------
    Total expenses                           208,453         27,625         416,906              -
                                         ------------- --------------  --------------  -------------
  Net income (loss)                      $  (208,453)   $   (27,625)   $   (416,906)   $   (55,250)
                                         ============= ==============  =============  =============
Accumulated Deficiency
Beginning Period                          (4,724,946)    (5,714,137)     (4,724,946)    (5,714,137)             -              -
End Period                                (4,933,399)    (5,741,762)     (4,933,399)    (5,741,762)
               -              -

Basic and diluted income (loss) per
common share                             $     (0.00)   $     (0.00)   $      (0.00)   $     (0.00)
                                         ============= ==============  ==============  =============

Weighted average shares outstanding        55,499,364    61,760,530      55,499,364      61,760,530
                                         ============= ==============  ==============  =============



              See accompanying notes to interim condensed financial
                                  statements.

                             PSPP HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                             Six Months Ended
                                                                  June 30,
                                                       -------------------------------
                                                         2006                2005
                                                       ---------         -------------

Cash flows from operating activities:
  Net loss                                             $  (208,453)       $   (27,625)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                              119,333                  -
    Accts. Payable (Decrease)                                    -                  -
    Depreciation and amortization                                -                  -
    Accrued interest expense                                     -                  -
    Non-cash consulting fees                                     -                  -
    Non-cash finance fees                                        -                  -
    Bad debts                                                    -                  -
  Changes in operating assets and liabilities                    -                  -
    Net changes in non-cash working capital                      -                  -
                                                       -------------      ------------
    Total                                                  119,333                  -

    Net cash used in operating activities                  (89,120)           (27,625)
                                                       -------------      ------------

Cash flows from investing activities:
  Additional Paid in Capital                                     -                  -
  Common Stock                                              24,891                  -
  Capital expenditures                                           -                  -
                                                       -------------      ------------
    Total                                                  (64,229)           (27,625)


Cash flows from financing activities:
  Advances to related parties                                    -                  -
  Deferred financing fee                                         -                  -
  Special warrant proceeds                                       -                  -
  Proceeds from convertible debentures                           -              2,973
  Loans                                                     75,255             24,652
                                                       -------------      ------------
    Total                                                   75,255             27,625
                                                       -------------      ------------

Effect of exchange rate changes on cash                          -                  -

Net increase (decrease) in cash and cash equivalents        11,026                  -
Cash and cash equivalents at beginning of period             1,134                  -
                                                       -------------      ------------
Cash and cash equivalents at end of period               $  12,160          $       -
                                                       =============      ============






                   See accompanying notes to interim condensed
                             financial statements.
                                      5

                                PSPP HOLDINGS, INC
                         NOTES TO  FINANCIAL STATEMENTS
                                 June 30, 2006

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

At the quarter ended June 30, 2006   the Company actively sought acquisition or
merger candidates. The Company's ability to operate as a going concern depends upon its ability to find an acquisition or merger candidate. Even if the Company does succed in merging with or acquiring another Company there is no assurance that the Company will be successful.

In 2005 there was a reverse split of the Company's stock.      A 1 for 100 share
reverse split of the outstanding shares of stock of 61,761,530 shares resulted in 30,608,428 shares outstanding (30,000,000 shares were non-dilutable).

In  the first quarter,  2006,  $1,072,066  in  debt  was forgiven   reducing the
Company's liabilities.

On April 10, 2006,  PSPP Holdings, Inc. acquired 100% of    Esafe Cards, Inc., a
debit card issuer.         The company issued 22,890,936 shares of common  stock
to UCHUB as part of the purchase price and agreed to fund $200,000.00
(Two Hundred Thousand Dollars) of working capital to Esafe. Esafe's web site is Eluxe Financial.com.

Larry Wilcox was appointed as the Company's CEO and Director; and Cherish Adams
was appointed as the Company's Secretary and Treasurer.   Kyle Gotshalk remains
the Company's President and a Director.



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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the QUARTER ENDED June 30, 2006, $1,072,066 in debt was forgiven and was in turn realized as income. However the Company had no revenues from operations or sales during the quarter.

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

NOTE 4 - LOANS PAYABLE

At the quarter ended June 30, 2006 the Company had outstanding loans totalling $855,613.

NOTE 5 - CAPITAL STOCK

 During  the  period  the  Company   completed  the   following   Capital  Stock
transactions:

During the quarter ended the company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price of Esafe Cards, Inc.

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

DREAM APRTMENTS TV

The Company is identifying merger and/or acquisition candidates. As of year end December 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at January 2007 that any revenues or other operations or benefits will result from the acquisition.

ESAFE CARDS, INC.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of Esafe, Inc., a debit card issuer. The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to Esafe. Esafe's web site is Eluxe Financial.com.

eSafe Cards, Inc. has a transaction-based platform that provides credit and debit card processing services to merchants. The associated application delivers specialized processing services related to the creation, delivery, processing and servicing of payroll cards as well as gift cards.

eSafe Card, Inc. is a Nevada Corporation formed in 2004 as a wholly owned subsidiary of UCHub Group, Inc. and is designed specifically to provide financial services. eSafe, Inc. is a transaction-based business of electronic payments and related digital banking. All debit or credit related transactions for the participating consumer, affinity group, business, or government entity
are centrally managed through the eSafe Processing.            eSafe has its own
proprietary processing software code.          eSafe's current family of revenue
generating products and services are:

-	Payroll cards
-	Pre-paid debit cards (also referred to as "Cash Cards")
-	Gift cards
-	Merchant services
-	ATM processing services and the sale or lease of related "Point Of Sale"
       (POS) equipment.
-	International Solutions with GTP

NOTE 8 - SUBSEQUENT EVENTS

The Company continueS to develop its Esafe Cards, Inc. operations.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

In December 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionallyin Southern California when fully developed.The Company has made arrangements with Maximum Impact productions of Carlsbad, California for the DVD sales and distribution.

As of January 2007 there has been no further developments relating to the investment in the acquisition of Dream Apartments TV and there is no assurance that there will be any further developments.

The Company reduced its liabilities by $1,072,066 through the forgiveness of debt in the first quaret of 2006.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of Esafe, Inc., a debit card issuer. The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to Esafe.

eSafe Cards, Inc. has a transaction-based platform that provides credit and debit card processing services to merchants. The associated application delivers specialized processing services related to the creation, delivery, processing and servicing of payroll cards as well as gift cards.

The Company will focus on building the operations of Esafe Cards, Inc. through reveues generated from sales of its debit\credit cards and through equity and\or debt financing. As of the time of this report there is no plan in place for funding the Company's planned expansion of Esafe Cards, Inc.

Without additional capital the Company would be unable to fund its   Esafe Card,
Inc.'s operations. without additional funding the Company would not be able to develop to the point of being able to sustain itself through revenues generated through sales of its Esafe Cards.

SUBSEQUENT TO JUNE 2006

The Company is dependent upon successful operations of its acquisitions and upon
succesfully raising capital through equity or debt financing to become a   going
concern.

At the point of time of this document, January 2007, there is no assuarnace that the operations of its subsequent acquisition Esafe will be successful; there is no assurance that the acquisition of Dream Apartments TV will be successful; nor is there any assurance that the Company will be successful in raising the capital needed to become a going concern.

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


                                             PSPP HOLDINGS, INC.
Date: February 1, 2007                       By: /s/ Larry Wilcox
                                              -------------------
                                               Larry Wilcox
                                               CEO, and Director



                                             PSPP HOLDINGS, INC.
Date: February 1, 2007                       By: /s/ Cherish Adams
                                              -------------------
                                               Cherish Adams
                                               CFO and Director