Form 10QSB
period 2006-09-30
PSPP HOLDINGS INC
filed 2007-02-02
CIK 1058330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                            EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2006 was: 55,499,364 shares and at January 17, 2007 was: 55,499,364 shares at $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]

 Indicate by check mark whether the registrant is a shell company (as defined in
                     Rule 12b-2 of the Exchange Act)
                             Yes [ ] No [ X ]

                                PSPP HOLDINGS, INC
                                   FORM 10-QSB
                                 September 30, 2006

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

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                             PSPP HOLDINGS, INC.
                               BALANCE SHEET

                                                                    September 30,
                                                                      2006
                                                                ----------------
                                                                   (Unaudited)

ASSETS
 Current Assets                                                             -
 Cash                                                                 109,908

   Total                                                             $109,908
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                         $  338,581
  Loans payable                                                       458,581
  Convertible debt                                                    290,017
  Advances payable                                                     66,511
                                                                ----------------
     Total                                                          1,153,690
                                                                ----------------

    Total current liabilities                                       1,153,690

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, ,1000,000 shares issued and outstanding
  Common stock, $.001 par value, 80,000,000 shares
    authorized:  96,875 shares issued and outstanding:                      -
  Preferred Stock                                                     300,000
  Common Stock                                                         55,499
  Additional paid in capital                                        4,431,047
  Accumulated deficit                                              (5,200,502)
                                                                ----------------
Less: Investments
  Oxford Knight                                                      (300,000)
  Dream Investments TV                                                (58,000)
  Esafe Cards, Inc.                                                  (316,825)
  Investment                                                           45,000
                                                                ----------------

    Total stockholders' equity (deficit)                        $  (1,043,782)
                                                                ----------------
    Liability & Stockholder's equity                            $     109,908
                                                                ================



              See accompanying notes to interim condensed financial
                                  statements.
                                      3

                             PSPP HOLDINGS, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                             Three Months Ended               Nine Months Ended
                                                 September 30,                  September 30,
                                                   --------                        --------
                                             2006         2005             2006            2005
                                         ------------  -------------   -------------  -------------

Revenues                                   $     240    $         -      $1,104,402     $        -

Expenses:
  Interest                                    23,346         23,346          70,038         70,038
  Consulting and management                   95,040              -          95,040
  Depreciation and amortization                    -              -               -              -
  Office and general                          14,500              -               -              -
  Professional fees                           64,891          3,371          80,673         10,113
  Salaries and benefits                            -              -               -              -
  Other general and administrative            69,566            908          71,284          2,724
  eSafe expenses                             176,357              -         176,357              -
                                         ------------- --------------  --------------  -------------
    Total expenses                           208,453         27,625         493,392         82,875
                                         ------------- --------------  --------------  -------------
  Net income (loss)                      $  (208,453)   $   (27,625)   $    611,010   $    (82,875)
                                         ============= ==============  =============  =============
Accumulated Deficiency
Beginning Period                          (4,724,946)    (5,714,137)     (4,724,946)    (5,714,137)
End Period                                (4,933,399)    (5,741,762)     (4,933,399)    (5,741,762)
               -              -

Basic and diluted income (loss) per
common share                             $     (0.00)   $     (0.00)   $       0.01    $     (0.00)
                                         ============= ==============  ==============  =============

Weighted average shares outstanding        55,499,364    61,760,530      55,499,364     61,760,530
                                         ============= ==============  ==============  =============



              See accompanying notes to interim condensed financial
                                  statements.

                             PSPP HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                               Nine Months Ended
                                                                  September 30,
                                                       -------------------------------
                                                         2006                2005
                                                       ---------         -------------

Cash flows from operating activities:
  Net loss                                             $  (267,103)       $   (27,625)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Accts. Payable (Increase)                              143,248                  -
    Accts. Payable (Decrease)                                    -                  -
    Depreciation and amortization                                -                  -
    Accrued interest expense                                     -                  -
    Non-cash consulting fees                                     -                  -
    Non-cash finance fees                                        -                  -
    Bad debts                                                    -                  -
  Changes in operating assets and liabilities                    -                  -
    Net changes in non-cash working capital                      -                  -
                                                       -------------      ------------
    Total                                                  143,248                  -

    Net cash used in operating activities                 (123,855)           (27,625)
                                                       -------------      ------------

Cash flows from investing activities:
  Purchase of Esafe                                       (316,826)
  Additional Paid in Capital                               338,600                  -
  Common Stock                                              24,891                  -
  Investment, Inc.                                          45,000                  -
                                                       -------------      ------------
    Total                                                  (66,774)           (27,625)


Cash flows from financing activities:
  Advances to related parties                                    -                  -
  Deferred financing fee                                         -                  -
  Special warrant proceeds                                       -                  -
  Proceeds from convertible debentures                           -              2,973
  Loans                                                    154,829             24,652
                                                       -------------      ------------
    Total                                                  154,829             27,625
                                                       -------------      ------------

Effect of exchange rate changes on cash                     97,748                  -

Net increase (decrease) in cash and cash equivalents        97,748                  -
Cash and cash equivalents at beginning of period            12,160                  -
                                                       -------------      ------------
Cash and cash equivalents at end of period               $ 109,108          $       -
                                                       =============      ============






                   See accompanying notes to interim condensed
                             financial statements.
                                      5

                                PSPP HOLDINGS, INC
                         NOTES TO  FINANCIAL STATEMENTS
                                 September 30, 2006

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

Larry Wilcox was appointed as the Company's CEO and Director; and Cherish Adams was appointed as the Company's CFO and Secretary and Treasurer in the second quareter of 2006.
Kyle Gotshalk remains the Company's President and a Director.



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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the nine months   Sept. 30, 2006, $1,072,066  in debt  was forgiven and  was in turn realized as income. However the Company had no revenues from operations or sales during the quarter.

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

NOTE 4 - LOANS PAYABLE

At  the  quarter  ended   September 30, 2006  the Company had outstanding  loans
totalling $1,153,690.

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

-	Payroll cards
-	Pre-paid debit cards (also referred to as "Cash Cards")
-	Gift cards
-	Merchant services
-	ATM processing services and the sale orlease of related "Point Of Sale"
       (POS) equipment.
-	International Solutions with GTP

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

The Company reduced its liabilities by $1,072,066 through the forgiveness of debt in the first quaret of 2006.

The Company had a total of $1,153,690 in liabilities at the end of the September
2006 quarter. The Company had   $154,829  in loans from shareholders during the
Quarter ended September 30, 2006.

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

The Company will focus on building the operations of Esafe Cards, Inc. through revenues generated from sales of its debit\creditcards and through equity and\or debt financing. As of the time of this report there is no plan in place for funding the Company's planned expansion of Esafe Cards, Inc.

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

At the point of time of this document, February 2007,there is no assuarnace that the operations of its subsequent acquisition Esafe will be successful; there is no assurance that the acquisition of Dream Apartments TV will be successful; nor is there any assurance that the Company will be successful in raising the capital needed to become a going concern.

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