Form 10KSB
period 2006-12-31
PSPP HOLDINGS INC
filed 2007-04-16
CIK 1058330

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

For the fiscal year ended December 31, 2006

Commission file number: 000-24723

PSPP HOLDINGS, INC.,

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

 (title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]. No [X].

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of  Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ]. No [ ]

State issuer's revenues for its most recent fiscal year: $176,490,

State the aggregate market value of the voting and non-voting common equity held  by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a    specified date within the past 60 days. (See definition of affiliate in Rule  12b-2 of the Exchange Act.)

At April 13, 2007, there was no reported bid and asked price for the registrant's common equity.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of  common equity, as of the latest practicable date. As of year ended December 31, 2006 there were 55,499,364 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act) Yes [  ] No [X ]

Table of Contents

PART I

Item 1

Description of Business

  4

Item 2 Description of Property

14

Item 3 Legal Proceedings

14

Item 4 Submission of Matters to a Vote of Security Holders

14

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

14

Item 6 Management's Discussion and Analysis or Plan of Operation

15

Item 7 Financial Statements

18

Item 8 Changes In and Disagreements With Accountants on

 Accounting and Financial Disclosure

29

Item 8A Controls and Procedures

29

PART III

Item 9 Directors, Executive Officers, Promoters and Control

 Persons; Compliance With Section 16(a) of the Exchange Act

30

Item 10 Executive Compensation

32

Item 11 Security Ownership of Certain Beneficial Owners

 and Management and Related Stockholder Matters

32

Item 12 Certain Relationships and Related Transactions

34

Item 13 Exhibits and Reports on Form 8-K

34

Item 14 Principal Accountant Fees and Services

34

SIGNATURES

36

PART I

Item 1. Description of Business.

Pitts & Spitts, Inc. (the, Corporation) was originally organized in the State of Delaware in February 1993 under the name PLR, Inc. In November 1997, PLR changed its name to Integrated Carbonics Corp. and moved its domicile to the State of  Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. The Corporation's subsidiary filed bankruptcy in March 2002 and the Corporation had no operations. As a result of the bankruptcy $ 3,357,861 of debt was relieved and the subsidiary was dissolved. The Corporation entered into an Exchange Agreement with Oxford Knight International, Inc. in October 2002 whereby the Corporation agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and  outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitts and Spits, Inc., a Texas corporation. Pitts and Spitts, Inc. and Fabricating Solutions, Inc. were engaged in the sale of barbeque pits and fabricating solutions, respectively. The Exchange Agreement was subject to the approval of the Oxford shareholders. In July 2002, the Corporation changed its name to Pitts and Spitts, Inc.

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

On April 10, 2006,  PSPP Holdings, Inc. acquired 100% of eSafe Cards, Inc., a debit card issuer. The company issued 22,890,936 shares of common  stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to eSafe.  eSafe's web site is www.EluxeFinancial.com.

eSafe Business

eSafe Cards, Inc. (eSafe) was established in September of 2003 by UC HUB Group, Inc. eSafe has a transaction-based platform that provides credit and debit card processing services to merchants. The associated application delivers specialized processing services related to the creation, delivery, processing and servicing of payroll cards as well as “branded” gift cards to the “Digital Cities.” In bundling these services, a citizen will be offered a branded Community eSafe Card referred to as “Pocket Bank”. eSafe Cards, Inc., will manage the switching, authorization and settlement functions along with servicing cardholders related to these services. The end result is generation of passive recurring revenue to fund local projects or philanthropic causes.

The Company offers its own proprietary software through eSafe Processing™ and FSV Payment Systems, Inc. With the requisite software and banking strategic alliances in place, eSafe Processing™ along with its strategic partners has:

-

Bank Card Association Support.

-

Customer and cardholder on-line reporting,

-

Customer and cardholder 24 X 7 multi-lingual live agent and IVR support,

-

Manage Risk using custom developed proprietary software and compliance with USA Patriot Act, Graham Leach Bliley, Banking Secrecy Act and

Regulation E.,

-

Customer implementation and ongoing servicing with web based tools and strategic employees

-

Manage the communication channels between the key parties including legal, bank, processor and Company.

Business Overview:

The offering of the respective eSafe financial Services include the back end processing for ATMs, debit cards, credit cards and Point-of-Sale (POS) equipment with encryption. In all instances, the service offerings comply with the “Patriot Act.” The objective in each of the respective eSafe markets is to create and support a cashless society - displacing paper money and coins with paperless electronic payment systems. The target customers are the inhabitants of the city, the businesses of a city, various affinity groups, Independent Sales Organizations, local banks, Credit Unions and the local media. The challenge is to change the habits of the general population - moving people from a cash and credit-based society to a debit-based society. Behind the scenes, eSafe’s operating challenge is to create the infrastructure to support the cash cards and make the charging or loading of cards easy, appealing, and convenient. It is our intent to utilize the media to advertise the pre-paid cash card and payroll card as the debit solution to a community. The community-based card will offer benefits tied to membership in the local community and provide international monetary transfer capability. The evolution of the transaction-based Internet accessed (web centric) and wired gateways of eSafe will eventually incorporate wireless access – a more mobile-centric usage-based system.

Business Objective:

eSafe is in the process of offering the electronic payment and processing applications to the contracted and existing Digital Cities which UC Hub Group, Inc. has been servicing or has under agreement. The "up sell" of the eSafe products will be tied to existing government (OT2) or telecommunications (AllCom) services being utilized today. eSafe is also taking advantage of the existing seasoned sales people in the field who are seeking new profit centers for their existing customer bases. These seasoned sales people are ISOs (Independent Sales Organizations) and ISA (Independent Sales Agents) for merchant services and or ATMs. AllCom and its 70 plus Sales Agents now can offer eSafe products to their existing as well as new customers. It is the business objective to reach $5 Million in sales for the first year and to have market penetration in 5 Digital Cities. It is also the goal of the company to foster industry specific partnerships and complimentary strategic alliances. The focus of these partnerships will include digital distribution channels, digital applications, and other strategic relationships that will facilitate our converged billing and payment systems.

eSafe LOYALTY CARD – Longevity for the customer base unlike competitors

eSafe Loyalty Program Statistics:

These quotes and statistics show that Loyalty Programs are a vital component of the modern economy.  According to various studies:

“Customer spending is 46% higher with companies that offer loyalty programs”

Source: 1999 Loyalty Monitor study by Total Research Corp. and Carlson

Marketing Group“A 5% increase in customer retention could equal a 25% to 100%

increase in profit.”

Source: Catuity.com

“Customer loyalty was ranked the #1 issue faced by CEO’s”

Source: eLoyalty

“93% of companies that spend on CRM are looking to increase customer loyalty or satisfaction.”

Source: Information week

“It costs up to six to ten times more to acquire a new customer than to maintain an existing one.”

Source: Wall Street Journal

“Once enrolled [in a loyalty program], participants increase spending by 27% on average, visit the store more frequently (43% of participants), and are more likely to choose one store exclusively (16%).  70% of U.S. households participate in some form of loyalty programs and 83% of these households use them every time they shop.”

Source: Incentive Magazine 2002

“70% of U.S. households participate in some form of loyalty programs and 83% of these households use them every time they shop.”

Source: AC Nielson

“The number of Americans having loyalty cards has more than doubled since 2001,

with 55% of Americans owning at least one loyalty card.”

Source: Incentive Magazine 2002

 “Among households with an annual income over $75,000, participation [in loyalty card programs] is 71%.”

Source: Incentive Magazine 2002

“80% of customers buying apparel and 70% purchasing groceries are always seeking alternatives to their current retailers of choice.”

Source: McKinsey Report: The Power of Loyalty

“More than 76% of all U.S. grocery retailers with 50 or more stores now offer a frequent-shopper program.”

Source: Food Marketing Institute

“53% of U.S. grocery customers are enrolled in a frequent-shopper program.”

Source: McKinsey Report: The Power of Loyalty

“There are 89 million members of airline frequent-flyer programs in the world,

74 million of them in the U.S. alone.”

Source: Web Flyer

“On average, almost half of the top 10 U.S. retailers across seven sectors have loyalty programs.”

Source: McKinsey Report: The Power of Loyalty

 “40 percent of all Visa and MasterCard issuers now operate a rewards program tied to their credit card offering.”

Source: Cardweb.com

ESafe Masterercard

ESafe Masterercard  was also established to market and distribute direct response and traditional advertised celebrity-endorsed personal use prepaid debit cards.  The Company seeks to position itself as one of the largest distributors of reloadable prepaid debit cards with its flagship product the ESafe Prepaid MasterCard™ .  We believe we can achieve this positioning through our unique business model.  Heretofore personal use prepaid debit cards have been targeted for those who could purchase them with credit cards, checks or through the Internet.  None of these cards have been marketed through a celebrity-endorsed nationwide media campaign aimed at the “self-banked” and “credit challenged”, making the cards available at convenient, familiar and ubiquitous retail locations.  “Self-banked” refers to individuals who do not have a checking account.  “Credit challenged” refers to those individuals who do not have a credit card, or whose credit has been impaired to the extent that they cannot obtain any new credit. The combined self-banked and credit challenged adult population is estimated to be between 40 and 70 million people in the United States alone.  The two largest segments of this market are African-Americans, ranging in age from 18 to 44+, and Hispanic immigrants.

The reloadable prepaid debit card industry is relatively small, emerging and fractured.  Although there are large financial institutions and credit card processing issuers such as Citigroup and First Data Resources, there is no dominant player in the reloadable prepaid debit card industry. There are a handful of capable “independent” processors/distributors in the U.S.  There are just a few processors/distributors that have retail locations at which the card can be purchased and/or reloaded.  The most successful card to date, NetSpend and Next Estate, whose card sells for $9.95 to $29.95, has issued an estimated 500,000 cards over the last two years through partners such as the Ace Check-Cashing chain without the benefit of national television and radio exposure, and despite the limited retail locations.  Tysis, a Synovus company, distributes the IGen card through a retail network of more than 35,000 outlets established by NextEstate Communications, Inc.  It is estimated that NextEstate has distributed over 300,000 IGen and Truth cards. The “Rush” Card has sold an estimated 600,000 cards in a little more than 23 months through primarily internet sales, without the benefit of retail locations for acquisition and reloading.

ESafe Prepaid MasterCard™  is a prepaid reloadable debit card for those who do not have a checking account or credit card.  It can be used as a checking account or credit card substitute..  The card currently sells for a $9.95 if the consumer selects the advance payment option or FREE in some cases if by Direct Deposit.  It can be used at any of the 900,000 automated teller machines (“ATM’s”) and at over 24 million merchants worldwide that accept Debit Visa & MasterCard.   Through our payroll direct deposit feature, the self-banked can avoid long lines at check-cashing locations and exorbitant check-cashing fees.  Bill payment services by telephone and internet are also available.  Through an arrangement with the many of the largest retail network operators for consumer use cards, ESafe Prepaid MasterCards™  will be available in thousands of convenient retail locations and reloaded at any Money Gram agent which is any Wal Mart location nationwide or any other agent location including the Green Dot Reload Network.

Cards will be marketed through national television, radio, print and outdoor advertising, utilizing celebrity endorsements as well as promotional appearances by the celebrity.

These efforts will be complemented by a grass-roots initiative in the African-American and Hispanic communities, informing them about the benefits of prepaid debit cards.  Consumers can call our toll-free number to purchase the  ESafe Prepaid MasterCardvia credit card, electronic check, money order, LEC billing, direct deposit or through a retail location.  We also plan to sell the celebrity-endorsed cards through our internet site. Eventually the cards will also be available at tens of thousands of retail locations where they can be purchased for cash.

Marketing Plan

Our creative message will focus on trust: having a  ESafe Prepaid MasterCard™   gives the consumer a sense of prestige, freedom and the ability to choose how to pay for things without worrying about the fine print. The creative message is designed to convey that

ESafe Prepaid MasterCards™   are the most trusted cards in the industry allowing one to take control of their financial future. Our Media Plan will use several national mediums such as radio, television, outdoor and print in some of the largest demographic markets in the U.S.  Additionally, we are working with the largest Per Inquiry and Remnant Media companies to compliment our standard media buy.  Perhaps the most important promotion will come from ”the celebrity” himself who will promote the card through live appearances on such television shows as The Tonight Show, MTV, BET, The Oprah Winfrey Show, The Late Show and other widely- broadcasted programs.

Distribution –

Our processors are interfaced with tens of thousands of retail locations at which the cards can be reloaded and eventually purchased.  We will be able to load our card at any Money Gram Agent which includes all Wal Mart locations and any Green Dot Reload location. We are currently under negotiation and continue to pursue additional strategic locations, chains and alliances.  Our cards will also be available on our website www.eSafecards.com.

Celebrities –

ESafe Prepaid MasterCard™   and its potential for revenue, will have strong appeal to attract additional celebrities seeking endorsements.   The company will be open to discussions with additional celebrities in various ethnicities to participate.

 ESafe Prepaid MasterCards™  are a reloadable personal use prepaid MasterCard.  It can be reloaded, used to make purchases, (using a personal identification number at over two million merchants domestically or by signature at over 24 million locations) and can be used like a check-card, though it does not require a checking account.  Withdrawals can be made from any of the 900,000 ATM’s in the United States, as well as at over one million ATM’s internationally. ESafe Prepaid MasterCards™  can be ordered by telephone (800) xxx-xxxx and acquired by sending a money order, ACH checking account funds transfer, LEC billing, direct deposit enrollment, or by credit card.  Payment can also be made in the future at thousands of retail locations in the United States or online using a credit card or ACH transfer.

Major features of  the ESafe Prepaid MasterCard™ include payroll direct deposit, loyalty and rewards, ATM withdrawal, SMS transaction fraud reduction alerts, pay-by-phone or internet bill payment, ATM balance inquiry, long-distance telephone minutes, secure access to account activity online through our customer support website, periodic statements and lost or stolen card cancellation.

Major account holder benefits include considerable cost savings, convenience, money management tools and the development of creditworthiness.  Through payroll direct deposit, accountholders can arrange for their employer to deposit their paycheck onto their ESafe Prepaid MasterCard™   account for FREE versus $10 or more typically

charged by liquor stores and check-cashing facilities to cash a $300 paycheck.  Domestic ATM withdrawal fees are only $1.50 (plus the individual ATM fee).

Unlike checking accounts and credit cards, credit applications, credit approval, credit scores, employment verification and driver’s licenses are not required. There are no late payment fees or interest charges. The applicant must provide a valid name and address and a form of identification.   ESafe Prepaid MasterCard™   accountholders can avoid long lines to cash their paycheck at gas stations, liquor stores and other inconvenient locations.  Bills can be paid by phone for $1.75 in the convenience of the accountholder’s home.  Accountholders don’t have to carry large amounts of cash.  The funds are secure: if your card is lost or stolen the card will be replaced with its original balance.  Online statements provide a detailed record of all account activity.

Many accountholders will be able to organize their finances for the first time, develop positive payment habits and establish a payment history that can be used to apply for credit.

The ESafe Prepaid MasterCard™ is issued by Meta Payment Systems.  Currently, the card processing is provided by FSVPS (“the Processor”), one of the most advanced processors in the prepaid card industry, located in Houston, Texas.  The Processor and eSafe provides compliance, order fulfillment, customer service and pay-by-phone and settlement services for ESafe Prepaid MasterCards.™  The card has a magnetic strip and is embossed with the accountholder’s name.  It is similar in appearance to most credit cards.

THE PREPAID CARD INDUSTRY

The prepaid card industry consists of several segments: gift and loyalty cards, including gasoline cards, sold by a retailer for exclusive use in their stores; prepaid long-distance calling cards; general purpose or personal use debit cards which can be used as a checking account or credit card substitutes and an inexpensive way to send funds abroad;  payroll cards, used as a substitute for paychecks: incentive cards used to compensate employees; travel cards, health benefit cards  and smart cards which store all manner of monetary and non-monetary data for use as travelers check substitutes, convenient payment means, identification, and  to store units such as award or bonus points.

Since the first card was introduced in 1984, the industry has grown considerably, though it is still in its early stages.   The United States is a small player in the industry, accounting for less than 10% of all cards issued globally.  Industry experts attribute this relatively low participation in the global market to our well developed electronic banking system, which allows comparatively easy access to credit cards and our ubiquitous network of ATM’s. Debit cards have passed credit cards in use and consumer preference, and the Pelorus Group estimates that by 2007 over 40 million prepaid cards will be in use in the United States with spending approaching $300 billion by 2006 (Financial Insights August 19, 2003).  There is no dominant debit card issuer among the more than 270 banks which issued prepaid cards in 2004, though many of the issuers rank among the largest banks in the United States.  There are just a handful of first tier processors with no one processor dominant.

COMPETITION

Traditionally prepaid debit cards such as WiredPlastic™, the RushCard, and NetSpend have been sold over the internet, or through limited retail distribution systems.  In addition to the RushCard, which is endorsed by Russell Simmons,   ESafe Prepaid MasterCards™   will be one of the few celebrity-endorsed personal use prepaid debit card available to the public through traditional advertising. Our unique model will use the celebrity as a Spokesperson and not use their image on the card.  FirstDebit and ESafe will be the primary card for all purposes.  IGen and Next estate are the only prepaid cards widely available through a large retail distribution network.  Most of the marketing and payment methods available for these cards have been directed at those who had access to checking accounts or credit cards.  With the exception of limited TV advertising by Russell Simmons for the RushCard, none of our competitors advertise nationally on TV or radio.  Some of the cards use very small thinly capitalized processors and issue their cards through local banks whose reserves may be smaller than the aggregate prepaid accountholder balances.  Some of the cards only work at ATM’s and are not co-branded by MasterCard or MasterCard and Visa associations.

The following table sets forth certain information on selected cards currently available to the public:

MARKETING PLAN

Target Market

Our target market is broad, consisting primarily of the Self-Banked and Credit Challenged adults in the United States.  The market size is estimated at between 40 to 70 million adults.  Self-Banked refers to individuals that do not have a checking account.  Credit Challenged refers to those individuals who do not have a credit card, or whose credit has been impaired to the extent that they cannot obtain any new credit.  Although it is believed the Self-Banked and Credit Challenged demographic is a cross section of America’s population, the largest segments in this market are African-Americans, Hispanic immigrants and teens and young adults who haven’t yet established credit.

The African-American segment is largely comprised of younger adults ranging in age from 18 to 27,  single parents and seniors.  The immigrant segment is predominately Hispanic.  Many of the constituents of this market find regular banking hours and locations inconvenient.  Others in this market are intimidated by banks, most of which require a social security number, driver’s license and acceptable credit score to open a checking account.  An estimated 40% of American adults have reached the limit on their credit cards and have impaired their ability to seek additional credit.  The demographics of this market are typically found in urban areas, California and the Southwestern United States and Texas.

Most of these people pay their bills at currency exchanges, check cashing stores and bodegas. Typically money orders are used when payment cannot be made in person. For many of the constituents in this market, a prepaid card is desirable as a credit card substitute, providing a means for payment for car rentals, hotels, airline tickets, restaurants and other places where cash is not accepted or is inconvenient as a payment mode. Many immigrants use fund transfer services such as Western Union® to send funds to loved ones abroad. According to a recent article in the Fort Lauderdale Sun-Sentinel, over $30 billion will be sent to the Caribbean and Central and South America this year. The typical amount sent ranges from $35 to $100. The total cost to send $100 to Mexico from the United States in July 2003 was about $28, according to the Western Union® funds transfer cost calculator on their website.  We expect to begin marketing our cards internationally and to those seeking alternatives to credit cards as a means of payment by the end of 2006.

Retail Distribution

One of the key distinguishing elements of our business model is the ability of our accountholders to acquire, fund and reload their celebrity-endorsed cards at conveniently located, familiar and ubiquitous retail locations.  We have developed a network of tens of thousands of retailers who will make the card available for purchase, allowing our customers the ability to reload their cards at the stores at which they normally shop.  We believe our customers will use their cards more frequently and use their cards to shop at these same retail locations.  This provides a much more desirable experience for our customers – visiting a familiar retail establishment versus standing in line at a gas station or check-cashing store on Friday night to cash a paycheck, pay a bill or send a money order.  It is also a very desirable proposition from the retailer’s perspective.  Each trip to the retailer by one of our accountholders results in loading or activation revenue for the retailer as well as a potential additional revenue stream from these new shoppers.

Other Distribution Channels

In addition to retailers, we are seeking other synergistic relationships with prepaid cellular phone card issuers, loan companies and credit counseling firms which can use our cards as funding vehicles.  Other possible distribution channels include employers seeking cost-efficient alternatives to paper paychecks, college student marketing groups and internet merchants seeking a more secure payment mode for their customers.  Eventually, we believe that our strategic partners will take a direct and active role in marketing our cards.  We also believe that once the retailers recognize the revenue potential from card activation and reloads, they will take an active part in marketing our cards.

PROCESSING SUPPORT STRATEGY

Our processing support strategy is to partner with global solutions leaders in turnkey host based prepaid cards and custom stored-value product processing. The processor must offer solid commercial and consumer stored-value processing solutions that provide timely, accurate and seamless interface to accountholders through the banking system and retail merchant networks. The processor must be certified by industry leaders like MasterCard and as an endpoint on their networks, and authorized to issue cards bearing association payment marks such as Visa, MasterCard, Electron, Interlink, PLUS, MasterCard, Maestro, Star and Cirrus.

UCHUB is committed to on-going development of innovative prepaid debit card products that serve our designated markets and are delivered on prepaid platforms using best practices, efficient technology and the Internet to deploy critical applications.

Superior technology, speed-to-market, outstanding service and continuous innovation is core to UCHUB’s ability to succeed as a market leader.  As an integral part of our prepaid card processing support and innovation strategy, FSVPS has developed a secure platform that will support client configurable program management, cardholder account management, retail merchant interface, card distribution and other essential services for banks and retailers around the world. Additionally, FSVPS has developed a robust Web-based platform in which we can define the services we wish to offer cardholders securely through the Internet. FSVPS’s card-issuing platform and Web services will be complemented by a full range of value-added services that include enrollment and value loading applications, cardholder servicing, financial reporting, risk management, business analytics, project management and interface with our staff.  FSVPS has established a project team for  & eSafe consisting of staff  to meet on a regular basis to address the development and reconfiguration of these services to react to processing issues, changing market trends, accountholder needs and technology advances.

Regulatory Environment – The regulatory environment for the prepaid debit card industry, like the industry itself, has been evolving in recent years.  Most notably, the U.S. Patriot Act is fairly new and direction on its application is somewhat unsettled.  The industry is subject to a number of complex federal and state laws, regulations and licensing requirements, including: Regulation E governing bank accounts; the Office of Foreign Asset Controls (OFAC) which requires the administering of sanctions against certain countries, terrorist groups, and drug traffickers; and the Uniform Money Services Act which regulates money transmission and licensing requirements.  Additional industry requirements include federal and state Money Service Business laws and rules requiring licensing and registration for businesses that transmit funds, cash checks or issue money instruments; the Bank Secrecy Act and the U.S. Patriot Act regarding the development and implementation of an anti-money laundering (AML) program; and the Federal Deposit Insurance Rules governing insurance coverage of  bank accounts.

These laws, rules and requirements impose a number of responsibilities on issuer’s of prepaid debit cards, most of which are the responsibility of our issuing bank, processor and retailers.  The U.S. Patriot Act, one of the more onerous laws, presents a number of compliance requirements.  For example, each bank must establish a Customer Identification Program (CIP), verify customer identity, maintain certain additional records about customers, and determine if any of their customers are on any of the federal terrorist lists.

Item 2. Description of Property.

The Company currently uses the business address of Kyle Gotshalk, the Company's President, for its operations. These facilities consist of approximately 400 square feet of executive office space and are provided without cost.  The Registrant believes that the office  facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will generate sufficient revenues to warrant additional office space.

Item 3. Legal Proceedings.

The Corporation is not a party to any material pending legal proceedings and,  no such action by or against the Corporation has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

The Corporation did not submit any matters during the fourth quarter of the  fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information

The Company's stock is not currently traded on any market. It is anticipated that upon trading our stock would be listed on the NASD OTC Bulletin board. As of December 31, 2006, our shares of Common Stock were held by approximately 162 stockholders of record. The transfer agent of our Common Stock is Pac West Transfer, Virginia.

Dividends

Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available. We have never declared cash dividends on our Common Stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our certificate of incorporation or by-laws that restrict us from declaring dividends.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plan or agreements under which our Common Stock is authorized for issuance.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

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

The Company reduced  its  liabilities by  $1,072,066 through the forgiveness of debt in the first quarter of 2006.The Company had a total of $ 1,488,990 in liabilities at the end of the year December 31, 2006. The Company had $635,739 in loans from shareholders during the year December 31, 2006.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of Esafe, Inc.,  a debit card issuer.    The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00  (Two Hundred Thousand Dollars) of working capital to Esafe. eSafe, Inc. is currently planning to repurchase the stock issued to UC Hub group, Inc. with cash and a note.

eSafe Cards, Inc. has a  transaction-based  platform  that  provides  credit and debit card processing services to merchants. The associated application delivers specialized processing services related to the creation, delivery,  processing and servicing of payroll cards as well as  gift cards.

The Company will focus on building the operations of Esafe Cards, Inc. through revenues generated from sales of its debit\credit cards and through equity and\or debt financing. As of the time of this report there is no plan in place for funding the Company's planned expansion of Esafe Cards, Inc.

Without additional capital the Company would be unable to fund its Esafe Card, Inc.'s operations.

We may utilize our capital stock, debt or a combination of capital stock and debt, in order to generate capital for our business model. The issuance of additional shares of our capital stock:

*

may significantly reduce the equity interest of our stockholders;

*

will possibly cause a change in control if a substantial number of our  shares of capital stock are   issued,; and

*

may adversely affect the prevailing market price for our Common Stock once the Company commences trading.

Similarly, if we issued debt securities, it could result in:

*

acceleration of our obligations to repay the indebtedness even if we have made all principal     and interest payments when due if the debt security contained covenants that required the  maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

*

our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

*

our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Liquidity and Capital Resources

As of December 31, 2006, PSPP had total assets of $124,674.00. Those assets are comprised primarily of accounts receivables of $117,700 and cash in the amount of $6,974. The company generated $176,489.86 in revenues subsequent to its acquisition of eSafe, Inc.

Current liabilities totaled $1,488,990.04 which consists of loans payable, convertible debt, and accrued expenses

The Company issued 22,890,936 shares of common stock to UC HUB GROUP, INC as part of the purchase price of eSafe, Inc. and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to eSafe. The Company has no current plan in place to raise additional capital. The Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

The Company’s Acquisition of eSafe, Inc. has not generated significant revenues to the Company; $176,490, since the acquisition. While we are still dependent upon interim funding provided by our significant stockholders to pay professional fees and expenses, we have no written finance agreement with our stockholders or our management to provide any continued funding. However, we may need to raise additional funds through a private offering of debt or equity securities to expand our operations and to pay for professional fees associated with being a public company. Currently there is no such plan in place.

There are no limitations in our certificate of incorporation on our ability to borrow funds or raise funds through the issuance of restricted Common Stock. Our limited resources and lack of having a significant cash-generating business operation may make it difficult to borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted capital stock required for expansion of our business model may have a material adverse effect on our financial Condition. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2006 and are included elsewhere in this Report.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lawrence Scharfman & Co. CPA P.A.

Certified Public Accountants

18 E. SUNRISE HIGHWAY ,#203

9608 HONEY BELL CIRCLE

FREEPORT, NY11520

BOYNTON BEACH FL,33437

TELEPHONE:(516)771-5900

TELEPHONE:(561)733-0296

FACSIMILE:   (516)771-2598

FACSIMILE:  (561)740-0613

INDEPENDENT AUDITORS’ REPORT

PSPP HOLDINGS, INC

3435 OCEAN PARK BLVD. #107 PMB 418

SANTA MONICA, CA 90405

We have audited the accompanying balance sheets of PSPP Holdings, Inc. as of December 31, 2006 and 2004 and the related statements of operations, changes in stockholders equity (deficit) and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has had difficulty in generating sufficient cash flow to meet it obligations and is dependent on management’s ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of PSPP Holdings, Inc. as of December 31, 2006,  in conformity with generally accepted accounting principles.

                                                          LAWRENCE SCHARFMAN  CPA PA

                                                           March 29, 2007

PSPP HOLDINGS, INC

CONSOLIDATED BALANCE SHEET

(Audited)

	December 31, 2006	December 31, 2005

Assets

Current Assets
Cash	$6,974	$1,134
Accounts Receivable	117,700

TOTAL ASSETS	124,674	1,134

Liabilities

Accts Payable & Accrued Expenses	496,722	76,000
Loans Payable	635,740	1,307,063
Convertible Debt	290,017	292,017
Advances Payable	66,511	66,511

TOTAL LIABILITIES	1,488,990	1,741,591

Stockholders Equity

Preferred Stock $.001 Par Value
10,000,000 Shares Authorized
1,000,000 Shares I/O	300,000	300,000

Common Stock $.001 Par Value
100,000,000 Shares Authorized	55,499	30,608
55,499,364 shares issued and outstanding

Paid in Capital	4,569,547	4,083,947
Accumulated Deficit	(5,659,536)	(5,797,012)

Less Investments In:

Oxford Knights Intl	(300,000)	(300,000)
Dream Investments TV	(58,000)	(58,000)
eSafe, Inc.
Invest, Inc.	45,000

TOTAL STOCKHOLDERS EQUITY	(1,364,316)	(1,740,457)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$124,674	$1,134

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(Audited)

	December 31, 2006	December 31, 2005
REVENUE

Sales	$176,490	$0

TOTAL REVENUES	176,490	0

COST OF SALES	18,500

EXPENSES
Consulting	187,065	93,384
Interest	23,346	13,483
Marketing	59,925	3,633
Professional Fees	35,572
Other Expenses	311,115

TOTAL EXPENSES	617,024	(110,500)

NET LOSS	(459,034)	0

Accumulated Deficiency
Beginning of Period	(5,200,502)	(5,686,512)

End of Period	(5,659,536)	(5,797,012)

Net Loss Per Share
Net Loss Basic & Diluted	0	0

Weighted Average
Common Shares	55,499,364	30,608,428

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Audited)

	Preferred Stock		Common Stock
	Number of		Number of		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Investments	Total

Balance December 31, 2004	300	300	61,761,530	61,762	4,007,447	(5,686,512)	(300)	(1,617,303)

Balance December 31, 2005	300	300	30,608,428	30,608	4,083,947	(5,797,012)	(358,000)	(1,740,457)

Balance December 31, 2006	300	300	55,499,364	55,499	4,569,547	(5,659,536)	(271,826)	(1,364,316)

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC

CONSOLIDATED STATEMENT OF CASH FLOW

(Audited)

	December 31, 2006	December 31, 2005

Net Loss	$(459,034)	$(110,500)

Adjustments to reconcile Loss to Net Cash
From Operations
Accts. Rec. Increase	(117,700)	-
Accts. Pay. Increase	158,141	-

Cash Used By Operating Activities	(418,593)	(110,500)

Cash Flow from Investing
Purchase of eSafe, Inc.	-
Additional Paid in Capital	138,500	76,500
Investment, Inc.	-	(58,000)
Common Stock		(31,154)

Cash Used by Investing Activities	138,500	(12,654)

Cash Flow from Financing
Loans	177,159	121,315
Convertible Debentures		2,973
Cash Provided by Investing Activities	177,159	124,288

Increase in Cash	(102,934)	1,134

Cash at Beginning	109,908	-

Cash at End	$6,974	$1,134

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

The Corporation's subsidiary filed bankruptcy in March 2002 and the Corporation had no operations. As a result of the bankruptcy $ 3,357,861 of debt was relieved and the subsidiary was dissolved.  The Corporation entered into an Exchange Agreement with Oxford Knight International, Inc. in October 2002 whereby the Corporation agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitts and Spitts, Inc., a Texas corporation. Pitts and Spitts, Inc., Inc. and Fabricating Solutions, Inc. were engaged in the sale of barbeque pits and fabricating solutions, respectively. The Exchange Agreement was subject to the approval of the Oxford shareholders. In July 2002, the Corporation changed its name to Pitts and Spitts, Inc.

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

Revenues of the Company (through the acquisition of its wholly owned subsidiary eSafe, Inc) began in the 4th quarter subsequent to the acquisition of eSafe, Inc. The Company filed an 8-k report regarding the details of the acquisition. As the Company is currently an operational Company generating revenues it is no longer classified as a “shell Company”. (SEE Item 5.06 in 8-k filed in April, 2007).

Kyle Gotshalk was appointed as the Company's CEO and remains the Company's President and a Director. Cherish Adams is the Company's CFO and Secretary and Treasurer and Director and Larry Wilcox is a Director.

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

Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation s only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the year ended December 31, 2006, $1,072,066 in debt was forgiven and was in turn realized as income. The Company had no revenues from operations or sales until it acquired eSafe, Inc. on April 10, 2006. After the acquisition it was not until the last quarter of 2006 before the Company realized $176,490.00 in revenues. These revenues were from fees associated with its debit card processing.

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

NOTE 3 - ACQUISITIONS

As of year end December 2006 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at April, 2007 that any revenues or other operations or benefits will result from the acquisition.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of ESafe, Inc., a debit card issuer. The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to ESafe.

NOTE 4 - LOANS PAYABLE

At the year ended December 31, 2006 the Company had loans payable of $635,740.00.

NOTE 5 - CAPITAL STOCK

 During the period the Company completed the following Capital Stock transactions:

During the quarter ended the company issued 22,890,936 shares of common stock to UC HUB as part of the purchase price of ESafe Cards, Inc.

NOTE 6 - INCOME TAXES

The Company has net operating loss carry-forwards which, result in deferred tax assets. These loss carry forwards will expire; if not utilized, commencing in 2005. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited  operating history and continuing losses. Accordingly, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officer and the positions held by each.

Kyle Gotshalk, 32, CEO and President, became an officer of the Company in 2005. He graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. After graduation he built an Athletic Club in Oregon. Owned and operated the club of 1,200 members and 32 employees for the next four years. In charge of all activities and events, the club was recognized by the United States National Ski Team as best place to work out in Oregon. After leaving Oregon, moved to Los Angeles, Ca. and became a Manager and Fitness Director at Sports Center Fitness in Redondo Beach, Ca. this club has over 4,000 memberships and caters to the elite in Los Angeles. He also became the President of Top Flight Consulting LLC, and President of Exit Only Inc. He also holds a Real Estate License in California and recently was awarded the Top Producing Agent award for most sales ever in first year of Real Estate by his office.

Cherish Adams, 31, Secretary and CFO, became an officer of the Company in 2005. Ms. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997. After graduating, Cherish worked in operations for several Hotel chains in the Southern Oregon Region, one of which was the Historic Crater Lake National Parks newly restored Lodge. For the past nine years, Cherish has performed accounting duties for several corporations and property management clients, including traditional accounting features, such as the reconciliation of general ledgers, invoicing, accounts payable, accounts receivable, purchasing, fixed assets, travel, timesheets, and materials management. Other such duties include preparation of budgets and budget variance reports, tracking the true costs and revenues associated with the performance of all projects and activities while monitoring all expenses and income. Cherish is skilled in using and facilitating all types of accounting/spreadsheet software, and has managed her families Registered Cattle Operation for over thirteen years.

Larry Wilcox, 56, Director, became a director of the Company in 2006. Mr. Wilcox founded eSafe in February 2002. He has focused on the development of digital distribution and a family of companies and related technologies designed to distribute a wide range of leading-edge bundled services for affinity groups and municipalities he refers to as a Digital City. These areas make up the model of integrated sales and distribution over all mediums including Visa, MasterCard Networks, Cell Networks, and closed loop networks for virtual banking transactional business. He has been the driving force in the macro vision and the strategic alignment of each partner program to leverage the economic velocity for eSafe. He has quickly set up strategic domestic and international banking partners and then complimented such with key distribution channels and met with high level governments and ambassadors to help market efficiencies. He understands how important Brand and Media are in market penetration and the globalization of currency exchange and database management. He has put in place international Banks, international distribution, funding, and a TV commercial campaign running on MTV, ESPN and BET. He believes that this database management formula will be centered in the banking industry with loyalty and will involve database hubs utilizing reconfigurable architecture that he refers to as virtual banking . His vision is to have at least one virtual banking hub on each continent with complimentary applications. In contrast to his entrepreneurial and technology background, many people remember Mr. Wilcox for his international award-winning television and movie entertainment career, and as a star for the successful television series "CHiPs", playing the role of CHiP Officer Jon Baker; CHiPs was syndicated successfully in over 100 foreign countries. Recently, he produced a CHiPs Reunion movie for TNT that became one of the highest-rated movies in the history of TNT and produced the award winning international TV Series, The Ray Bradbury Theater for HBO with multi million dollar budgets over 5 years with many nominations and awards including the coveted ACE Awards for excellence. Leveraging his public persona, he has appeared on TV shows like CNN, Squawk Box and others to articulate the enormity of Global Virtual Banking vision and our future direction

Directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

None of our directors, officer, affiliates or promoters has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

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

Item 10. Executive Compensation.

Currently there are no salaries being paid to any officer of the Company; nor are there any plans to pay salaries. However it is anticipated that upon the Company becoming profitable that salaries will be paid. At this time no specific amount for compensation has been planned.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Based upon 55,499,364 shares outstanding at December 31, 2006, no person was the beneficial owner of five percent(5%) or greater of the Corporation's common stock. b) The following table sets forth information with respect to the Corporation's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2006.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 16, 2007. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our Common Stock; each of our directors; our executive officer; and our executive officer and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name/Address	Stock Owned	% of Class Owned	Total
Cherish Adams Secretary and CFO 1200 Butler Cr. Rd. Ashland, Or 97520	375,000.67%		375,000

Kyle Gotshalk President 3435 Ocean Park Blvd. #107 Santa Monica, Ca 90405	450,000.8%		450,000

Top Flight Consulting, Inc. Kyle Gotshalk President 3435 Ocean Park Blvd. #107 Santa Monica, Ca 90405	450,000.8%		450,000

UC HUB 285 EAST WARM SPRINGS RD SUITE 1058 LAS VEGAS, NEVADA 89119	22,890,936	41%	22,890,936
Total Issued and Outstanding		100%	55,499,364

Total owned by Officers and Directors as a Group	24,165,936	43.3%	24,165,936

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive  officer, principal financial officer, principal accounting officer or  controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

Item 12. Certain Relationships and Related Transactions.

PSPP Holding, Inc. acquired ESafe, Inc. from UC Hub Group, Inc. in April of 2006. Larry Wilcox is a Director of UC Hub Group, Inc. and PSPP Holdings, Inc. as well as the CEO of UC HUB Group, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT
2.06	Acquisition Agreement (1)
5.06	Change in Shell Company Status (1)
9.01	Financial Statements and Exhibits(regarding acquisition) (1))

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed on April 11, 2007.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000.

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

April 16, 2007

PSPP HOLDINGS, INC.

By: /s/ KYLE GOTSHALK

Name: KYLE GOTSHALK

Title: Chief Executive Officer

By: /s/ CHERISH ADAMS

Name: CHERISH ADAMS

Title: Chief Financial Officer