Form 10QSB
period 2007-03-31
PSPP HOLDINGS INC
filed 2007-05-14
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-QSB

For the quarterly period ended March 31, 2007

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of  March 31, 2007 was: 55,499,364 shares

Transitional  Small  Business  Disclosure  Format  (Check  one):

Yes  [  ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

PSPP HOLDINGS, INC

FORM 10-QSB

March 31, 2007

INDEX

PART I

Item 1.

Financial Statements

  4

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

11

PART II

Item 1.

Legal Proceedings

14

Item 2.

Changes in Securities and Use of Proceeds

14

Item 5.

Other Information

14

Item 6.

Exhibits and Reports on Form 8-K

14

Signatures

15

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PSPP HOLDINGS, INC.

BALANCE SHEET (March 31, 2007)

March 31, 2007

Assets

Current Assets
Cash	$6,276
Accounts Receivable	117,700
Other Current Assets
Loan receivable	500
TOTAL ASSETS	124,476

Liabilities

Accts Payable & Accrued Expenses	569,713
Loans Payable	880,701
Convertible Debt	290,017
Advances Payable	66,511

TOTAL LIABILITIES	1,806,942

Stockholders Equity

Preferred Stock $.001 Par Value
10,000,000 Shares Authorized
1,000,000 Shares I/O	300,000

Common Stock $.001 Par Value
100,000,000 Shares Authorized
55,499,364 shares issued and outstanding	55,499

Paid in Capital	4,895,873
Accumulated Deficit	(5,968,186)

Less Investments In:
Oxford Knights Intl	(300,000)
Dream Investments TV	(58,000)
eSafe, Inc.
Invest, Inc.	45,000

TOTAL STOCKHOLDERS EQUITY	(1,682,466)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$124,476

See accompanying notes to interim condensed financial statements.

PSPP HOLDINGS, INC.

STATEMENT OF OPERATIONS (March 31, 2007)

	March 31,	March 31,
	2,007	2006
Ordinary Income/Expense
Income
Card Purchases	87,150	0
EPay	240	0
Forgiveness Debt	0	1,104,162
Total Income	87,390	1,104,162
Cost of Goods Sold
Hardware Purchases	5,000	0
Total COGS	5,000	0
Gross Profit	82,390	1,104,162
Expense
Consulting	109,543
Interest		23,346
Professional Fees	9,750	7,891
Salary	4,305
Office and General	269,942	859
Total Expense	401,540	32,096
Net Ordinary Income	(311,150)	1,072,066
Other Income/Expense
Other Income
Other Income	2,500	0
Total Other Income	2,500	0
Net Other Income	2,500	0
Net Income	(308,650)	1,072,066

Accumulated Deficiency
Beginning Period	(5,659,536)	(5,797,012)
End Period	(5,968,186)	(4,724,946)

Basic and Diluted Income (Loss)
per Common Share	0	0

Weighted Average shares outstanding	55,499,364	30,608,428

See accompanying notes to interim condensed financial statements.

PSPP HOLDINGS, INC.

STATEMENT OF CASH FLOWS (March 31, 2007)

	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(308,650)	1,072,066
Adjustments to reconcile Net Income
to net cash provided by operations:
Accounts Payable	72,991	0
Loans Payable	244,961	0

Net cash provided by Operating Activities	9,302	1,072,066

CASH FLOWS FROM INVESTING ACTIVITIES
Common Stock	0	8,500
Net cash provided by Investing Activities	0	8,500
CASH FLOWS FROM FINANCING ACTIVITIES
Settlement	(10,000)
Loans		(1,080,816)
Net cash provided by Financing Activities	(10,000)	(1,080,816)
Net cash increase for period	(698)	0
Cash at beginning of period	6,974	1,134
Cash at end of period	6,276	1,134

See accompanying notes to interim condensed financial statements.

PSPP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

Revenues of the Company (through the acquisition of its wholly owned subsidiary eSafe, Inc) began in the 4th quarter OF 2006 subsequent to the acquisition of eSafe, Inc. The Company filed an 8-k report regarding the details of the acquisition. As the Company is currently an operational Company generating revenues it is no longer classified as a “shell Company”. (SEE Item 5.06 in 8-k filed in April, 2007).

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the three months ended March 31, 2007, the Company had $87,390 in revenues from its subsidiary, eSafe, Inc. These revenues were from fees associated with its debit card processing.

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

NOTE 3 - ACQUISITIONS

As of year end December 2006 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at the three months ended March 31, 2007 that any revenues or other operations or benefits will result from the acquisition.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of ESafe, Inc., a debit card issuer. The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to ESafe.

NOTE 4 - LOANS PAYABLE

At the three months ended March 31, 2007 the Company had loans payable of $880,701.

NOTE 5 - CAPITAL STOCK

No shares were issued during the three months ended March 31, 2007.

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

NOTE 7 - OPERATIONS

DREAM APRTMENTS TV

In 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at the three months ended March 31, 2007 that any revenues or other operations or benefits will result from the acquisition.

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

As of the three months ended march 31, 2007 there has  been no further  developments  relating  to  the investment in the acquisition of Dream Apartments TV and there is  no assurance that there will be any further developments.

The Company had a total of $ 1,806,942 in liabilities at the three months ended march 31, 2007. The Company had $244,961 in loans from shareholders during the three months ended March 31, 2007.

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

Liquidity and Capital Resources

As of the three months ended March 31, 2007, PSPP had total assets of $124,476.00. Those assets are comprised primarily of accounts receivables of $117,700 and cash in the amount of $6,276. The company generated $87,390 in revenues for the period.

Current liabilities totaled $1,806,942 which consists of loans payable, convertible debt, and accrued expenses

The Company issued 22,890,936 shares of common stock to UC HUB GROUP, INC as part of the purchase price of eSafe, Inc. and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to eSafe. The Company has no current plan in place to raise additional capital. The Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

The Company’s Acquisition of eSafe, Inc. has generated revenues to the Company of $ 263,880, since the 4th quarter of 2006. While we are still dependent upon interim funding provided by our significant stockholders to pay professional fees and expenses, we have no written finance agreement with our stockholders or our management to provide any continued funding. However, we may need to raise additional funds through a private offering of debt or equity securities to expand our operations and to pay for professional fees associated with being a public company. Currently there is no such plan in place.

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

May 14, 2007

PSPP HOLDINGS, INC.

By: /s/ KYLE GOTSHALK

Name: KYLE GOTSHALK

Title: Chief Executive Officer

By: /s/ CHERISH ADAMS

Name: CHERISH ADAMS

Title: Chief Financial Officer