Form 10QSB
period 2007-06-30
PSPP HOLDINGS INC
filed 2007-08-20
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number 000-24723
_____________________________________________________________

PSPP Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0393257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

285 East Warm Springs Road, Suite 105, Las Vegas, NV 89119
(Address of principal executive offices including zip code)

(888) 883-5893
(Registrant’s telephone number, including area code)

3435 Ocean Park Blvd., #107 Santa Monica, CA 90405
(Former principal executive offices including zip code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 57,499,364 shares of common stock, $.001 par value per share, as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PSPP Holdings, Inc.

PSPP Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
As of June 30, 2007

6/30/2007
Assets
Current Assets
Cash	104,938
Accounts Receivable	117,700
Other Current Assets
Loan receivable	10,000
TOTAL ASSETS	232,638

Liabilities

Accts Payable & Accrued Expenses	246,170
Loans Payable	810,088
Convertible Debt	—
Long Term Liabilities	155,105
Advances Payable	—

TOTAL LIABILITIES	1,211,363

Stockholders Equity

Preferred Stock $.001 Par Value, 10,000,000 Shares Authorized
1,000,000 Shares I/O	300,000

Common Stock $.001 Par Value, 100,000,000 Shares Authorized
57,499,364 shares issued and outstanding	57,499

Paid in Capital	4,895,873
Accumulated Deficit	(5,919,097)

Less Investments In:
Oxford Knights Intl	(300,000)
Dream Investments TV	(58,000)
Invest, Inc.	45,000

TOTAL STOCKHOLDERS EQUITY	(978,725)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	232,638

The accompanying notes are an integral part of these consolidated financial statements.

PSPP Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations
For The Three Months Ended June 30 2007 and 2006
Statement of Operations

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)

REVENUE	$(5,115)	$—

Less: Cost of Goods Sold	—	—

GROSS PROFIT	(5,115)	—

OPERATING EXPENSES:

Selling, general and administrative	253,538	208,453

TOTAL OPERATING EXPENSES	253,538	208,453

INCOME (LOSS) FROM OPERATIONS	(258,653)	(208,453)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(27,605)	—

TOTAL OTHER INCOME (EXPENSE)	(27,605)	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(286,258)	(208,453)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(286,258)	$(208,453)

LOSS PER SHARE:
BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	57,499,364	55,499,364

The accompanying notes are an integral part of these consolidated financial statements.

PSPP Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Three Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(286,258)	$(208,453)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loans	(53,452)	119,333

Accounts Payable	(43,857)	—
Accrued Salary	—	—
Net cash provided by operating activities	(97,398)	(89,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Common Stock		24,891

Net cash used in investing activities	—	(24,891)

CASH FLOWS FROM FINANCING ACTIVITIES:

Settlements: Legal	(4,895)	—
Loans		75,255

Net cash increase for period	92,503	11,026

Cash at Beginning of Period	12,435	1,134

CASH AND CASH EQUIVALENTS, End of period	$104,938	$12,160

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PSPP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Note 1 — Basis of Presentation

The unaudited consolidated financial statements have been prepared by PSPP Holdings, Inc. (the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Form 10K-SB for the year ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2 — Organization and Summary of Significant Accounting Policies

Organization

PSPP Holdings, Inc. ( the “Corporation” or the "Registrant") was originally organized in the State of Delaware in February 1993 under the name of PLR, Inc. In November 1997, the Registrant changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On April 15, 1999 a wholly-owned subsidiary, U.R.B.A. Holdings, Inc. ("URBA") was incorporated under the laws of British Columbia to facilitate acquisitions in Canada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc.

In March 2000, the Registrant undertook the merger of the three acquired entities into Urbana Enterprises Corp., an Ontario registered corporation wholly owned by the Registrant. In March 2002, Urbana Enterprises, a subsidiary of Urbana.ca, Inc., filed for bankruptcy under Chapter 7. Its operations are terminated and its remaining assets and liabilities were controlled by a trustee. Subsequently, the Corporation's subsidiary filed bankruptcy in March 2002 and the Corporation had no operations. As a result of the bankruptcy $3,357,861 of debt was relieved and the subsidiary was dissolved.

In October 2002, the Corporation entered into an Exchange Agreement with Oxford Knight International, Inc. whereby the Corporation agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitts and Spitts, Inc., a Texas corporation. Pitts and Spitts, Inc., Inc. and Fabricating Solutions, Inc. were engaged in the sale of barbeque pits and fabricating solutions, respectively. The Exchange Agreement was subject to the approval of the Oxford shareholders. In July 2002, the Corporation changed its name to Pitts and Spitts, Inc.

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

PSPP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

In 2005, the Company reverse split the common stock. A 1 for 100 share reverse split of the outstanding shares of stock of 61,761,530 shares resulted in 30,608,428 shares outstanding (30,000,000 shares were non-dilutable).

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of eSafe Cards, Inc., a prepaid card issuer. The company issued 22,890,936 shares of common stock to UC HUB Group, Inc. as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to eSafe.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. The Company has had minimal revenue for the period, has incurred a net loss for the three months ended June 30, 2007 in the amount of $286,258 and as of June 30, 2007 had an accumulated deficit of $5,968,186.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  The Company believes that it can raise additional funds through short-term borrowing or the additional sale of its debt or equity securities.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company transactions have been eliminated. All figures are shown in US Dollars.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

PSPP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

Property and equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings.

Revenues

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Barter advertising revenues and the offsetting expense are recognized at the fair value as determined by similar cash transactions. Barter revenue and expenses for the three months ended June 30, 2007 were $0 and $0, respectively.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the three months ended June 30, 2007. As of June 30, 2007, there were no options outstanding.

PSPP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Income taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of June 30, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately ($5,968,186) that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Accordingly, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company is uncertain if they will ever be in a position to utilize the NOL carry forward. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, there were no potential dilutive securities.  For the three months ended June 30, 2007, the Company incurred net losses; therefore the effect of any dilutive securities (if existing) would be anti-dilutive.

Derivative instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

PSPP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. The Company has not engaged in any transactions that would be considered derivative instruments.

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, that the adoption of this statement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company’s financial statements.

PSPP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

Note 2 — Commitments

As of April 10, 2006 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 3 - Stockholders’ Deficit

Common Stock
During the three months ended June 30, 2007, the Company issued no shares of common stock.

Warrants
During the three months ended June 30, 2007, the Company issued no warrants for shares of common stock, nor were there any previously issued and outstanding.

Note 4 -Liabilities

During the quarter ended June 30, 2007, the company removed $66,511 in advances payable, and $290,017 in Convertible Debt that were on the books from 2002 and earlier. These debts were pre-bankruptcy of the Company’s then subsidiary Urbana Enterprises.

Note 5 - Common Stock

Set forth below is certain information regarding securities the Company issued during the 3 month period covered by this Report, which were not registered under the Securities Act, to the extent not reported on a Form 10-QSB or Form 8-K for the period covered by this Report.

None.

Item 2.  Management’s Discussion and Analysis of Plan of Operations

FORWARD-LOOKING STATEMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in our Form 10K-SB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

As used herein the term "Company" refers to the PSPP Holdings, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise.

In December 2005 the Company acquired all the shares of Dream Apartments TV for $58,100.00. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionally in Southern California when fully developed. The Company has made arrangements with Maximum Impact Productions of Carlsbad, California for the DVD sales and distribution. As of June 30, 2007 there has been no further developments relating to the investment in the acquisition of Dream Apartments TV and there is no assurance that there will be any further developments.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of Esafe, Inc., a debit card issuer.   The Company issued 22,890,936 shares of common stock to UC HUB Group, Inc. (OTCBB: UCHB.OB) as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital.

eSafe, Inc. provides financial services and is a transaction-based business of electronic payments and related digital banking. All debit or credit related transactions for a participating consumer, affinity group, business, or government entity are centrally managed.

eSafe's current family of revenue generating products and services include:

Payroll cards
Pre-paid debit cards (also referred to as "Cash Cards")
Gift cards
Merchant services

The Company will focus on building the operations of eSafe, Inc. through revenues generated from sales of its debit\credit cards and through equity and\or debt financing. Without additional capital the Company would be unable to fund its operations.

Our Corporate History

PSPP Holdings, Inc. (the "Company" or "PSPP") (Previously Urbana.ca, Inc., previously: Pitts and Spitts, Inc.) is incorporated under the laws of the State of Nevada.

Urbana.ca, Inc. ("the Company") was organized on February 23, 1993 under the laws of the State of Delaware and October 9, 1997, changed its jurisdiction of incorporation to Nevada.

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

In March 2002, Urbana Enterprises, a subsidiary of Urbana.ca, Inc., filed for bankruptcy under Chapter 7. Its operations are terminated and its remaining assets and liabilities are controlled by a trustee. Subsequently, the Corporation's subsidiary filed bankruptcy in March 2002 and the Corporation had no operations. As a result of the bankruptcy $3,357,861 of debt was relieved and the subsidiary was dissolved.

In October 2002, the Corporation entered into an Exchange Agreement with Oxford Knight International, Inc. whereby the Corporation agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitts and Spitts, Inc., a Texas corporation. Pitts and Spitts, Inc., Inc. and Fabricating Solutions, Inc. were engaged in the sale of barbeque pits and fabricating solutions, respectively. The Exchange Agreement was subject to the approval of the Oxford shareholders. In July 2002, the Corporation changed its name to Pitts and Spitts, Inc.

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

In 2005, the Company reverse split the common stock. A 1 for 100 share reverse split of the outstanding shares of stock of 61,761,530 shares resulted in 30,608,428 shares outstanding (30,000,000 shares were non-dilutable).

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of eSafe Cards, Inc., a prepaid card issuer. The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to eSafe.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenues.  Revenues are recognized only when realized / realizable and earned, in accordance with accounting principles generally accepted in the United States.

Stock Based Compensation. We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Long-Lived Assets.  We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Our Plan of Operation

The Company together with our wholly owned subsidiaries generated no gross revenues for the three months ended June 30, 2007. As of June 30, 2007 we had cash on hand of $104,938 and accounts receivable of $117,000.

Our plan of operation calls for additional capital to facilitate growth and support our long-term development, acquisition strategy and marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future activates programs. We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of in revenues, there is a substantial doubt of our being able to continue as a going concern.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing.

There is no guarantee that we will be successful in raising the funds required.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Quarterly Developments

None.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations are as follows:

Inflation: Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

Revenues: The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured.

Stock Based Compensation. We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Long-Lived Assets.  We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Our plan of operation

Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future activates programs. We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of in revenues, there is a substantial doubt of our being able to continue as a going concern.

Item 3 - Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4 - Subsequent Events

None.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
31.1
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 20, 2007	PSPP HOLDINGS, INC. (Registrant) By: /s/ Larry D. Wilcox
Larry D. Wilcox Director and CEO (Principal Executive Officer and Principal Financial Officer)