Form 10-Q
period 2007-09-30
PSPP HOLDINGS INC
filed 2007-12-03
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-QSB

For the quarterly period ended September 30, 2007

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of  September 30, 2007 was: 64,499,364shares

Transitional  Small  Business  Disclosure  Format  (Check  one):

Yes  [  ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

PSPP HOLDINGS, INC

FORM 10-QSB

September 30, 2007

INDEX

PART I

Item 1.

Financial Statements

  4

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

11

PART II

Item 1.

Legal Proceedings

14

Item 2.

Changes in Securities and Use of Proceeds

14

Item 5.

Other Information

14

Item 6.

Exhibits and Reports on Form 8-K

14

Signatures

14

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PSPP HOLDINGS, INC.

BALANCE SHEET

September 30, 2007

September 30, 2007

Assets

Current Assets
Cash	$55
Accounts Receivable	0
Other Current Assets
Loan receivable	0
TOTAL ASSETS	55

Liabilities

Accts Payable & Accrued Expenses	246,120
Loans Payable	777,557

TOTAL LIABILITIES	1,023,677

Stockholders Equity

Preferred Stock $.001 Par Value
10,000,000 Shares Authorized
1,000,000 Shares I/O	300,000

Common Stock $.001 Par Value
100,000,000 Shares Authorized	64,499
64,499,364 shares issued and outstanding

Paid in Capital	4,895,873
Accumulated Deficit	(5,970,994)

Less Investments In:
Oxford Knights Intl	(300,000)
Dream Investments TV	(58,000)
eSafe, Inc.

Invest, Inc.	45,000

TOTAL STOCKHOLDERS EQUITY	(1,023,622)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$55

See accompanying notes to interim condensed financial statements.

PSPP HOLDINGS, INC.

STATEMENT OF OPERATIONS

	Sept 30,	Sept 30,
	2007	2006
Ordinary Income/Expense
Income
Card Purchases	0	0
EPay	0	0
Forgiveness Debt	0	0
Total Income	0	240
Cost of Goods Sold
Hardware Purchases	0	0
Total COGS	0	0
Gross Profit	0	240
Expense
Consulting	22,000	95,040
Interest		23,346
Professional Fees	18,500	64,891
Salary	4,305	14,500
Office and General	7,092	69,566
Total Expense	51,897	267,438
Net Ordinary Income	(51,897)	(267,103)
Other Income/Expense
Other Income
Other Income	0	0
Total Other Income	0	0
Net Other Income	0	0
Net Income	(51,897)	(267,103)

Accumulated Deficiency
Beginning Period	(5,919,097)	(4,933,399)
End Period	(5,970,994)	(5,200,502)

Basic and Diluted Income (Loss)
per Common share	0	0

Weighted Average shares outstanding	64,499,364	55,499,364

See accompanying notes to interim condensed financial statements.

PSPP HOLDINGS, INC.

STATEMENT OF CASH FLOWS

	Sept 30,	Sept 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(51,897)	(267,103)
Adjustments to reconcile Net Income
to net cash provided by operations:
Accounts Payable	0	143,248
Loans Payable	0	0

Net cash provided by Operating Activities	(51,897)	(123,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition		(316,826)
Additional Paid In Capital		338,600
Investment	0	45,000
Net cash provided by Investing Activities	0	66,774
CASH FLOWS FROM FINANCING ACTIVITIES
Loans	51,952	154,829
Net cash provided by Financing Activities	51,952	154,829
Net cash increase for period	55	97,748
Cash at beginning of period	0	12,160
Cash at end of period	55	109,908

See accompanying notes to interim condensed financial statements.

PSPP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

As of November 16th, 2007 the Company rescinded the acquisition of eSafe, Inc. and has returned 100% of eSafe to UCHUB Group, Inc.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the three months ended September 30, 2007, the Company had no revenues as it rescinded its acquisition of its former subsidiary, eSafe, Inc. The former revenues were from fees associated with its debit card processing.

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

NOTE 3 - ACQUISITIONS

As of year end December 2006 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at the three months ended September 30, 2007 that any revenues or other operations or benefits will result from the acquisition.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of ESafe, Inc., a debit card issuer. The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to ESafe. On November 16, 2007 the Company rescinded the acquisition of eSafe, Inc.

NOTE 4 - LOANS PAYABLE

At the three months ended September 30, 2007 the Company had loans payable of $777,557.

NOTE 5 - CAPITAL STOCK

No shares were issued during the three months ended September 30, 2007.

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

NOTE 7 - OPERATIONS

DREAM APRTMENTS TV

In 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at the three months ended September 30, 2007 that any revenues or other operations or benefits will result from the acquisition.

ESAFE CARDS, INC.

On November 16, 2007 the Company rescinded the acquisition of eSafe, Inc.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of ESafe, Inc., a debit card issuer.  The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to Esafe. Esafe’s web site is Eluxe Financial.com.

eSafe Cards, Inc. has a transaction-based platform that provides credit and debit card processing services to merchants. The associated application delivers specialized processing services related to the creation, delivery, processing and servicing of payroll cards as well as gift cards.

NOTE 8 - SUBSEQUENT EVENTS

The Company is currently seeking an acquisition of a private company. Currently it is in no negotiations with any specific Company.

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

As of the three months ended September 30, 2007 there has  been no further  developments  relating  to  the investment in the acquisition of Dream Apartments TV and there is  no assurance that there will be any further developments.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of Esafe, Inc.,  a debit card issuer.    The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00  (Two Hundred Thousand Dollars) of working capital to Esafe. eSafe, Inc. is currently planning to repurchase the stock issued to UC Hub group, Inc. with cash and a note.

On November 16, 2007 the Company rescinded the acquisition of eSafe, inc.

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

Liquidity and Capital Resources

As of the three months ended September 30, 2007, PSPP had total assets of $55.

Current liabilities totaled $1,023,622 which consists of loans payable, convertible debt, and accrued expenses

The Company issued 22,890,936 shares of common stock to UC HUB GROUP, INC as part of the purchase price of eSafe, Inc. and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to eSafe. The Company has no current plan in place to raise additional capital. The Company may sell additional stock, arrange debt financing or seek other avenues of raising capital.

On November 16, 2007 the Company rescinded the acquisition of eSafe, Inc.

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

8-k

Files 10-5-2007

8-k

Filed 11-26-2007

8-k/A

Filed 11-29-2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2007

PSPP HOLDINGS, INC.

By: /s/ KYLE GOTSHALK

Name: KYLE GOTSHALK

Title: Chief Executive Officer

By: /s/ CHERISH ADAMS

Name: CHERISH ADAMS

Title: Chief Financial Officer