Form 10KSB
period 2007-12-31
PSPP HOLDINGS INC
filed 2008-02-13
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of  Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ]. No [ ]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held  by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked

price of such common equity, as of a    specified date within the past 60 days. (See definition of affiliate in Rule  12b-2 of the Exchange Act.)

At February 12, 2008 the reported bid and asked price for the registrant's common equity was $.006 per share.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of  common equity, as of the latest practicable date. As of year ended December 31, 2007 there were 64,499,364 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act) Yes [  ] No [X ]

Table of Contents

PART I

Item 1 Description of Business 4

Item 2 Description of Property 5

Item 3 Legal Proceedings 5

Item 4 Submission of Matters to a Vote of Security Holders 5

PART II

Item 5 Market for Common Equity and Related Stockholder Matters 5

Item 6 Management's Discussion and Analysis or Plan of Operation 6

Item 7 Financial Statements 9

Item 8 Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure 25

Item 8A Controls and Procedures 25

PART III

Item 9 Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act 25

Item 10 Executive Compensation 27

Item 11 Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters 27

Item 12 Certain Relationships and Related Transactions 28

Item 13 Exhibits and Reports on Form 8-K 28

Item 14 Principal Accountant Fees and Services 28

SIGNATURES 29

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

On November 16, 2007 the Company rescinded its agreement with eSafe Cards, Inc. whereby 100% of its interest in eSafe, Inc. was returned to UC HUB Group, Inc. eSafe Cards, Inc. (eSafe) was established in September of 2003 by UC HUB Group, Inc. eSafe has a transaction-based platform that provides credit and debit card processing services to merchants.

The Company plans to focus on its subsidiary Dream Apartments TV for the development of programming  TV and Internet featuring the nationwide apartment rental market.

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

Item 3. Legal Proceedings.

Weed & Co., LLC filed a lawsuit against Pac West Transfer.  Pspp Holdings, Inc. was also named as a defendant to the lawsuit. The Company is in process of working out a settlement with Weed & Co. LLC.

Item 4. Submission of Matters to a Vote of Security Holders.

The Corporation did not submit any matters during the fourth quarter of the  fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information

The Company's stock is listed on the NASD OTC Bulletin board. As of December 31, 2007, our shares of Common Stock were held by approximately 162 stockholders of record. The transfer agent of our Common Stock is Pac West Transfer, Virginia. At December 31, 2007 the Company’s stock was traded at $.006 per share.

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

The Company reduced  its  liabilities, as a result of its rescission of the acquisition  of eSafe Card, Inc.  the Company’s subsidiary, for the year ended December 31, 2007 by $ 840,240. The Company has placed the shares issued to UCHUB for eSafe in the Company’s treasury. The Company had a total of $ 648,750 in liabilities at the end of the year December 31, 2007.

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

On November 16, 2007 the Company rescinded its agreement with eSafe Cards, Inc. whereby 100% of its interest in eSafe, Inc. was returned to UC HUB Group, Inc. eSafe Cards, Inc. (eSafe) was established in September of 2003 by UC HUB Group, Inc. eSafe has a transaction-based platform that provides credit and debit card processing services to merchants.

The Company plans to focus on its subsidiary Dream Apartments TV for the development of programming  TV and Internet featuring the nationwide apartment rental market.

The Company will focus on building the operations of Dream Apartment TV through revenues generated from sales and through equity and\or debt financing. As of the time of this report there is no plan in place for funding.

Without additional capital the Company would be unable to fund its operations.

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

Liquidity and Capital Resources

As of December 31, 2007, PSPP had total assets of $211. Due to the rescission of the Esafe Cards, Inc. the Company is reporting no revenues.

Current liabilities totaled $648,750.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2007 and are included elsewhere in this Report.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lawrence Scharfman & Co. CPA P.A.

Certified Public Accountants

18 E. SUNRISE HIGHWAY ,#203

9608 HONEY BELL CIRCLE

FREEPORT, NY11520

BOYNTON BEACH FL,33437

TELEPHONE:(516)771-5900

TELEPHONE:(561)733-0296

FACSIMILE:   (516)771-2598

FACSIMILE:  (561)740-0613

INDEPENDENT AUDITORS’ REPORT

PSPP HOLDINGS, INC

3435 OCEAN PARK BLVD. #107 PMB 418

SANTA MONICA, CA 90405

We have audited the accompanying balance sheets of PSPP Holdings, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders equity (deficit) and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of PSPP Holdings, Inc. as of December 31, 2007,  in conformity with generally accepted accounting principles.

                                                          LAWRENCE SCHARFMAN  CPA PA

                                                           February 12, 2008

PSPP HOLDINGS, INC

CONSOLIDATED BALANCE SHEET

(Audited)

	31-Dec-07	31-Dec-06

Assets

Current Assets
Cash	211	6,974
Accounts Receivable	-	117,700
Total Current Assets	211	124,674

Loan Receivable	-	-

Total Assets	211	124,674

Liabilities

Acct Payable and Accruals	179,890	496,722
Loans Payable	468,860	635,740
Convertible Debt		290,017
Advances Payable	-	66,511

Total Liabilities	648,750	1,488,990

Stockholders Equity

Preferred Stock $.001 Par Value
10,000,000 Shares Authorized
1,000,000 Shares I/O	300,000	300,000

Common Stock $.001 Par Value
100,000,000 Shares Authorized	64,499	55,499
64,499,364 shares issued and outstanding

Paid in Capital	5,204,570	4,569,547
Accumulated Deficit	6,037,380	-5,659,536

Less Investments In:
Oxford Knights Intl	-300,000	-300,000

Dream Investments TV	-58,000	-58,000
eSafe, Inc.

Invest, Inc.	45,000	45,000

TOTAL STOCKHOLDERS EQUITY	11,293,449	-1,364,316

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	11,942,199	124,674

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(Audited)

	Dec 31,	Dec 31,
	2007	2006

Income
Card Purchases	$0	$176,490
EPay	0	0
Forgiveness Debt	0	0
Total Income	0	176,490

Cost of Goods Sold		18,500
Hardware Purchases	0
Total COGS	0	18,500

Expenses
Consulting	0	187,065
Interest	0	23,346
Marketing	0	59,925
Investor Relations Expense	5,000	0
Bank Charges	216	0
Misc Business	800	0
Office and General	515	0
Telephone	154	0
Professional Fees	43,925	35,572
Salary	9,765	0
Other Expenses	0	311,115
Travel	1,136	0
Total Expenses	61,511	617,024
Net Loss	(61,511)	(459,034)

Accumulated Deficiency
Beginning of Period Sept 30 2007	(5,970,994)	(5,200,502)
End of Period Year Ended December 31	(5,961,380)	(5,659,536)

Net Loss Per Share	0	0

Weighted Average Common shares	64,499,364	55,499,364

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC

CONSOLIDATED STATEMENT OF CASH FLOW

(Audited)

	December 31,	December 31,
	2007	2006

Net Loss	$(245,072)	$(459,034)

Adjustments to reconcile Loss to Net Cash
From Operations
Accts. Rec. Increase (Decrease)	117,700	(117,700)
Accts. Pay. Increase (Decrease)	(383,343)	158,141

Cash Used By Operating Activities	(510,715)	(418,593)

Cash Flow from Investing
Purchase of eSafe, Inc.		-
Additional Paid in Capital	635,023	138,500
Investment, Inc.		-
Common Stock

Cash Used by Investing Activities	635,023	138,500

Cash Flow from Financing
Loans	(117,545)	177,159
Convertible Debentures
Cash Provided by Investing Activities		177,159

Decrease in Cash	(6,763)	(102,934)

Cash at Beginning	6,974	109,908

Cash at End	$211	$6,974

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Audited)

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Investments	Total

Balance December 31, 2004	300	300	61,761,530	61,762	4,007,447	(5,686,512)	(300)	(1,617,303)

Balance December 31, 2005	300	300	30,608,428	30,608	4,083,947	(5,797,012)	(358,000)	(1,740,457)

Balance December 31, 2006	300	300	55,499,364	55,499	4,569,547	(5,659,536)	(271,826)	(1,364,316)

Balance December 31, 2007	300	300	64,499,364	64,499	5,204,570	6,037,380	(313,000)	10,993,449

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

On November 16, 2007 the Company rescinded its agreement with eSafe Cards, Inc. whereby 100% of its interest in eSafe, Inc. was returned to UC HUB Group, Inc. eSafe Cards, Inc. (eSafe) was established in September of 2003 by UC HUB Group, Inc. eSafe has a transaction-based platform that provides credit and debit card processing services to merchants.

The Company plans to focus on its subsidiary Dream Apartments TV for the development of programming  TV and Internet featuring the nationwide apartment rental market.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the year ended December 31, 2007, $840,240 in debt was forgiven and was in turn realized as income. The Company had no revenues from operations or sales as the Company rescinded its agreement for the acquisition of eSafe Cards, Inc. which was its main revenue source’

Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - ACQUISITIONS

As of year end December 2006 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at February of 2008 that any revenues or other operations or benefits will result from the acquisition.

On April 10, 2006, PSPP Holdings, Inc. acquired 100% of ESafe, Inc., a debit card issuer. The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to ESafe.

On November 16, 2007 the Company rescinded its agreement with eSafe Cards, Inc. whereby 100% of its interest in eSafe, Inc. was returned to UC HUB Group, Inc. eSafe Cards, Inc. (eSafe) was established in September of 2003 by UC HUB Group, Inc. eSafe has a transaction-based platform that provides credit and debit card processing services to merchants.

NOTE 4 - LOANS PAYABLE

At the year ended December 31, 2007 the Company had loans payable of $468,860.

NOTE 5 - CAPITAL STOCK

 During the period the Company completed the following Capital Stock transactions:

During the year ended December 31, 2007  the company issued 9,000,000 shares of common stock for services rendered to the Company. The 9,000,000 shares is in process of being cancelled by the Company but as of February 12, 2008 remains issued and outstanding.

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

NOTE 7 - OPERATIONS

DREAM APRTMENTS TV

In 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at February 2008 that any revenues or other operations or benefits will result from the acquisition.

NOTE 8 - SUBSEQUENT EVENTS

The Company continues to develop its Dream Apartment TV operations.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Based upon 64,499,364 shares outstanding at December 31, 2007, no person was the beneficial owner of five percent(5%) or greater of the Corporation's common stock. b) The following table sets forth information with respect to the Corporation's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2007.

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

Name/Address	Stock Owned	% of Class Owned	Total
Cherish Adams Secretary and CFO 1200 Butler Cr. Rd. Ashland, Or 97520	375,000.6%		375,000

Kyle Gotshalk President 3435 Ocean Park Blvd. #107 Santa Monica, Ca 90405	450,000.7%		450,000

Top Flight Consulting, Inc. Kyle Gotshalk President 3435 Ocean Park Blvd. #107 Santa Monica, Ca 90405	900,000.8%		900,000

UC HUB 285 EAST WARM SPRINGS RD SUITE 1058 LAS VEGAS, NEVADA 89119	22,890,936	35%	22,890,936
Total Issued and Outstanding		100%	64,499,364

Total owned by Officers and Directors as a Group	24,165,936	2.1%	1,725,000

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

Item 12. Certain Relationships and Related Transactions.

NA

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

REPORTS:

8-K	DATE
8-K	4-12-2007
8-K	9-12-2007
8-K	10-5-2007
8-K	11-29-2007

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

February 12, 2008

PSPP HOLDINGS, INC.

By: /s/ KYLE GOTSHALK

Name: KYLE GOTSHALK

Title: Chief Executive Officer

By: /s/ CHERISH ADAMS

Name: CHERISH ADAMS

Title: Chief Financial Officer