Form 10KSB/A
period 2007-12-31
PSPP HOLDINGS INC
filed 2008-02-15
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

The Company reduced  its  liabilities, as a result of its rescission of the acquisition  of eSafe Card, Inc.  the Company’s subsidiary, for the year ended December 31, 2007 by $ 844,199. The Company has placed the shares issued to UCHUB for eSafe in the Company’s treasury. The Company had a total of $ 644,791 in liabilities at the end of the year December 31, 2007.

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

Current liabilities totaled $644,791.

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

                                                          LAWRENCE SCHARFMAN  CPA PA

                                                           February 12, 2008

PSPP HOLDINGS, INC

CONSOLIDATED BALANCE SHEET

(Audited)

	31-Dec-07	31-Dec-06

Assets

Current Assets
Cash	211	6,974
Accounts Receivable	-	117,700
Total Current Assets	211	124,674

Loan Receivable	-	-

Total Assets	211	124,674

Liabilities

Acct Payable and Accruals	175,951	496,722
Loans Payable	468,840	635,740
Convertible Debt		290,017
Advances Payable	-	66,511

Total Liabilities	644,791	1,488,990

Stockholders Equity

Preferred Stock $.001 Par Value
10,000,000 Shares Authorized
1,000,000 Shares I/O	300,000	300,000

Common Stock $.001 Par Value
100,000,000 Shares Authorized	64,499	55,499
64,499,364 shares issued and outstanding

Paid in Capital	4,948,968	4,569,547
Accumulated Deficit	(5,645,047)	(5,659,536)

Less Investments In:
Oxford Knights Intl	(300,000)	(300,000)

Dream Investments TV	(58,000)	(58,000)
eSafe, Inc.

Invest, Inc.	45,000	45,000

TOTAL STOCKHOLDERS EQUITY	(644,580)	(1,364,316)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	211	124,674

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(Audited)

	Dec 31,	Dec 31,
	2007	2006

Income
Card Purchases	$0	$176,490
EPay	0	0
Forgiveness Debt	0	0
Total Income	0	176,490

Cost of Goods Sold		18,500
Hardware Purchases	0
Total COGS	0	18,500

Expenses
Consulting	0	187,065
Interest	0	23,346
Marketing	0	59,925
Investor Relations Expense	5,000	0
Bank Charges	216	0
Misc Business	800	0
Office and General	515	0
Telephone	154	0
Professional Fees	43,925	35,572
Salary	9,765	0
Other Expenses	0	311,115
Travel	1,136	0
Total Expenses	61,511	617,024
Net Loss	(61,511)	(459,034)

Accumulated Deficiency

End of Period Year Ended December 31, 2007 and Dec 31, 2006	(5,645,047)	(5,659,536)

Net Loss Per Share	0	0

Weighted Average Common shares	64,499,364	55,499,364

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC

CONSOLIDATED STATEMENT OF CASH FLOW

(Audited)

	December 31,	December 31,
	2007	2006

Net Loss	$(61,511)	$(459,034)

Adjustments to reconcile Loss to Net Cash
From Operations
Accts. Rec. Increase (Decrease)		(117,700)
Accts. Pay. Increase (Decrease)	(6,478)	158,141

Cash Used By Operating Activities	(67,989)	(418,593)

Cash Flow from Investing
Purchase of eSafe, Inc.		-
Additional Paid in Capital		138,500
Investment, Inc.		-
Common Stock

Cash Used by Investing Activities		138,500

Cash Flow from Financing
Loans	61,225	177,159
Convertible Debentures
Cash Provided by Investing Activities		177,159

Decrease in Cash	(6,763)	(102,934)

Cash at Beginning	6,974	109,908

Cash at End	$211	$6,974

See accompanying summary of accounting policies and notes to consolidated financial statements

PSPP HOLDINGS, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Audited)

	Preferred Stock		Common Stock
	Number of		Number of		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Investments	Total

Balance December 31, 2004	300	300	61,761,530	61,762	4,007,447	(5,686,512)	(300)	(1,617,303)

Balance December 31, 2005	300	300	30,608,428	30,608	4,083,947	(5,797,012)	(358,000)	(1,740,457)

Balance December 31, 2006	300	300	55,499,364	55,499	4,569,547	(5,659,536)	(271,826)	(1,364,316)

Balance December 31, 2007	300	300	64,499,364	64,499	4,948,968	(5,645,047)	(313,000)	(944,580)

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

The Company reduced  its  liabilities, as a result of its rescission of the acquisition  of eSafe Card, Inc.  the Company’s subsidiary, for the year ended December 31, 2007 by $ 844,199. The Company has placed the shares issued to UCHUB for eSafe in the Company’s treasury. The Company had a total of $ 644,791 in liabilities at the end of the year December 31, 2007.

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