Form 10QSB
period 2008-03-31
PSPP HOLDINGS INC
filed 2008-05-14
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-QSB

For the quarterly period ended March 31, 2008

Commission file number: 000-24723

PSPP HOLDINGS, INC.,

(Exact name of small business issuer as specified in its charter)

Nevada

88-0393257

(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

11710 Old Georgetown Road, Suite 808, North Bethesda, MD 20852

 (Address Of Principal Executive Offices)

 (301) 230-9674

Issuer's telephone number

3435 Ocean Park Blvd. #107, Santa Monica, CA 90405

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of  March 31, 2008 was: 59,449,364 shares

Transitional  Small  Business  Disclosure  Format  (Check  one):

Yes  [  ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

PSPP HOLDINGS, INC

FORM 10-QSB

March 31, 2008

INDEX

PART I

Financial Statements

  4-11

PART II

Directors, Executive Officers, Promoters and Control Persons

11-12

Changes in Securities and Use of Proceeds

13

Other Information

13

Exhibits and Reports on Form 8-K

14

Signatures

15

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PSPP HOLDINGS, INC.

BALANCE SHEET (March 31, 2008)

UNAUDITED

March 31, 2008

Assets

Current Assets
Cash	$211
Accounts Receivable	0
Other Current Assets
Loan receivable	0
TOTAL ASSETS	211

Liabilities

Accts Payable & Accrued Expenses	179,890
Loans Payable	468,860
Convertible Debt	0
Advances Payable	0

TOTAL LIABILITIES	648,750

Stockholders Equity

Preferred Stock $.001 Par Value
10,000,000 Shares Authorized
1,000,000 Shares I/O	300,000

Common Stock $.001 Par Value
100,000,000 Shares Authorized
59,449,364 shares issued and outstanding	59,449

Paid in Capital	6,247,137
Accumulated Deficit	(5,645,047)

Less Investments In:
Oxford Knights Intl	(300,000)
Dream Investments TV	(58,000)
eSafe, Inc.
Invest, Inc.	45,000

TOTAL STOCKHOLDERS EQUITY	648,539

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$211

See accompanying notes to interim condensed financial statements.

PSPP HOLDINGS, INC.

STATEMENT OF OPERATIONS (March 31, 2008)

UNAUDITED

	March 31,	March 31,
	2008	2007
Ordinary Income/Expense
Income
Card Purchases	0	87,150
EPay	0	240
Forgiveness Debt	0	0
Total Income	0	87,390
Cost of Goods Sold
Hardware Purchases	0	0
Total COGS	0	5,000
Gross Profit	0	82,390
Expense
Consulting	0	109,543
Interest		0
Professional Fees	0	9,750
Salary	0	4,305
Office and General	0	269,942
Total Expense	0	401,540
Net Ordinary Income	0	(311,150)
Other Income/Expense
Other Income
Other Income	0	2,500
Total Other Income	0	2,5000
Net Other Income	0
Net Income	0	(308,650)

Accumulated Deficiency
Beginning Period	(5,645,047)	(5,659,536)
End Period	(5,645,047)	(5,968,168)

Basic and Diluted Income (Loss)
per Common Share	0	0

Weighted Average shares outstanding	59,449,364	55,499,364

See accompanying notes to interim condensed financial statements.

PSPP HOLDINGS, INC.

STATEMENT OF CASH FLOWS (March 31, 2008)

UNAUDITED

	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	0	(308,650)
Adjustments to reconcile Net Income
to net cash provided by operations:
Accounts Payable	0	72,991
Loans Payable	0	244,961

Net cash provided by Operating Activities	0	9,302

CASH FLOWS FROM INVESTING ACTIVITIES
Common Stock	0	0
Net cash provided by Investing Activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Settlement	0	(10,000)
Loans
Net cash provided by Financing Activities	0	(10,000)
Net cash increase for period	0	(698)
Cash at beginning of period	211	6,974
Cash at end of period	211	6,276

See accompanying notes to interim condensed financial statements.

PSPP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

NOTE 4 - LOANS PAYABLE

At the quarter ended March 31, 2008 the Company had loans payable of $468,860.

NOTE 5 - CAPITAL STOCK

 During the period the Company completed the following Capital Stock transactions:

During the quarter ended March 31, 2008 no stock was issued.  However, during the quarter ended March 31, 2008, 5,150,000 shares of the Company’s common stock were cancelled and returned to treasury.

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

(b)

During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officer and the positions held by each.

President

Teresa Palumbo

Secretary/Treasurer

Mary Radomsky

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Based upon 59,449,364 shares outstanding at March 31, 2008, East Coast Realty Ventures, LLC and its principal, Frederic Richardson, were the direct or beneficial owners of approximately 72.03% of the Company’s voting rights through ownership of 900,000 of the Company’s preferred stock and 25,865,000 shares of the Company’s common stock.

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

Item 12. Certain Relationships and Related Transactions.

NA

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

REPORTS:

8-K	DATE
8-K	3-20-2008 (Items 5.01-5.02-9.01)

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

May 12, 2008

PSPP HOLDINGS, INC.

By: /s/ Teresa Palumbo

Name: Teresa Palumbo

Title: President

By: /s/ Mary Radomsky

Name: Mary Radomsky

Title: Secretary/Treasurer