Form 10-Q
period 2008-06-30
PSPP HOLDINGS INC
filed 2008-08-15
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission file number: 000-24723

PSPP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0393257
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11710 Old Georgetown Road, Suite 808, North Bethesda, MD	20852
(Address of principal executive offices)	(Zip Code)

(301) 230-9674
(Registrant's telephone number, including Area Code)

3435 Ocean Park Blvd. #107, Santa Monica, CA 90405
(Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required to be filed by Section 13  or  15(d) of the Exchange Act during the preceding 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing requirements for the past 90 days.  Yes  [X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ] No [X]

The aggregate number of shares issued and outstanding of the issuer's common stock as of August 14, 2008 was 679,971 shares. (adjusted for the stock split effective June 2008)

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

PSPP HOLDINGS, INC.
BALANCE SHEETS

		6/30/2008	12/31/2007
		Unaudited	Audited
ASSETS
Current assets
Cash		$7	$211
Total current assets		7	211

Other assets
Investments	(1)	58,000	313,000
Total other assets		58,000	313,000

Total assets		$58,007	$313,211

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses		$-	$175,951
Loans payable		294,561	468,840
Total current liabilities		294,561	644,791
Long-term liabilities		-	-
Total liabilities		294,561	644,791

Commitment and contingencies		-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares
authorized, 1,000.000 issued and outstanding		10,000	300,000
Common stock, $.001 par value, 100,000,000 shares
authorized; 679,971 and 64,499,364
shares issued and outstanding, respectively		680	64,499
Additional paid-in capital		5,106,920	4,948,968
Accumulated deficit		(5,704,384)	(5,645,047)
Total stockholders' equity (deficit)		(586,784)	(331,580)
Total liabilities and stockholders' equity (deficit)		$58,007	$313,211

(1) Reclassified from the equity section as reported on the Form 10-KSB as of December 31, 2007

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

PSPP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$-	$(5,115)	$-	$82,275

Cost of sales	-	-	-	5,000

Gross profit	-	(5,115)	-	77,275

Selling, general and administrative expenses	204	253,538	204	647,078

Loss from operations	(204)	(258,653)	(204)	(569,803)

Other income (expense)
Forgiveness of debt income	255,189	-	255,189	-
Write-off of investments	(300,000)	-	(300,000)	-
Interest expense and financing costs	(7,072)	(27,605)	(14,322)	(25,105)

Total other income (expense)	(51,883)	(27,605)	(59,133)	(25,105)

Net income (loss)	$(52,087)	$(286,258)	$(59,337)	$(594,908)

Weighted average number of
common shares outstanding
(basic and fully diluted)	644,499	574,994	671,750	574,994

Basic and diluted (loss) per common share	$(0.08)	$(0.50)	$(0.08)	$(1.03)

The weighted average number of common shares outstanding were adjusted for the stock-spilt in February 2008.

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

PSPP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

		(1)		(1)
	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited
Cash flows from operating activities
Net (loss)	$(52,087)	$(286,258)	$(59,337)	$82,275

Adjustments to reconcile net (loss) to net
cash used in operating activities:
(Increase) decrease in loans	-	(53,452)	-	(53,452)
Increase (decrease) in accounts payable	(175,951)	(43,857)	(175,951)	(43,857)
Other	227,834	471,175	235,084	102,642

Net cash (used in) operating activities	(204)	87,608	(204)	87,608

Cash flows from financing activities
Settlement: legal	-	4,895	-	4,895

Net cash provided by financing activities	-	4,895	-	4,895

Net increase in cash and cash equivalents	(204)	92,503	(204)	92,503

Cash - beginning of period	211	12,435	211	12,435

Cash - end of period	$7	$104,938	$7	$104,938

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-	-
Interest paid	$-	$-	$-	$-

(1) -as reported on the 10-QSB, as filed

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

PSPP HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of PSPP Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q under Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that are to be expected for the year ended December 31, 2008. The information contained in this Form 10-Q should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending December 31, 2007.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated deficit of $5,704,384 and a working capital deficiency of $586,784 at June 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. Because of these recurring losses, the Company will require additional working capital to further its business operations.  The accompanying unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

The Company accounts for investments, where the Company holds from 20% up to 50%, in the common stock, or membership interest, of an entity, using the equity method. The investment is initially recorded at cost and the carrying amount is adjusted to recognize the Company’s proportionate share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income or loss of the Company in the period of the adjustment. Any dividends received from the investee reduce the carrying value of the investment.

As of June 30, 2008, current management of the Company assessed the investment of $300,000 that prior management made in Oxford Knight International. After consultation with legal counsel, management made the decision to write-off the $300,000.

As of June 30, 2008, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

As of June 30, 2008, the $45,000 in Invest, Inc. was determined to be a misclassification by prior management.  The $45,000 was reclassified as additional paid in capital.

As of June 30, 2008, investments were reclassified from the equity section of the balance sheet, as previously reported by prior management in the Company’s quarterly and year-end securities filings, to other assets.

ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company classifies highly liquid temporary investments with an original maturity of six months or less when purchased as cash equivalents.

CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of June 30, 2008, the Company maintained its cash accounts with financial institutions located in the United States.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $0 as of June 30, 2008. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and other expenses, the carrying amounts approximate fair value due to their short maturities.

ADVERTISING COSTS

For the six month periods ended June 30, 2008 and 2007, the Company did not incur any advertising costs.

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

NOTE 4 - LOANS PAYABLE

As of June 30, 2008, the Company had notes payable of $294,561, including accrued interest.  These notes payable are demand notes payable with an interest rate of 10%

NOTE 5 - COMMON AND PREFERRED STOCK

As of June 30, 2008, the Company has 175,000,000 shares of common stock authorized and 679,971 issued and outstanding.

As of June 30, 2008, the Company has 10,000,000 shares of preferred stock authorized and 1,000,000 issued and outstanding.

NOTE 6 - STOCK PURCHASE AGREEMENT

On February 12, 2008, East Coast Realty Ventures, LLC (ECRV, LLC) purchased from Airport Road Associates One, LLC ("Airport LLC"), the then controlling shareholder of the issuer, 900,000 shares of Preferred Stock and 25,865,000 shares of Common Stock in a privately negotiated transaction. ECRV, LLC paid $153,750 for the Preferred and Common Stock.

As of February 12, 2008, ECRV, LLC may be deemed to have sole voting power over 132,873,855 shares of Common Stock (which includes the 107,008,855 votes from the Series A Shares) and dispositive power over 81,553,282 shares of Common Stock (which includes shares of Common Stock issuable upon the conversion of the Series A Shares). Airport LLC may be deemed to have shared voting and dispositive power over no shares of Common Stock.

As of February 12, 2008, Frederic Richardson may be deemed to have sole voting and dispositive power over no shares of Common Stock and may be deemed to have shared voting power over 132,873,855 shares of Common Stock (which includes the 107,008,855 votes from the Series A Shares held by Airport LLC) and shared dispositive power over 81,553,282 shares of Common Stock (which includes shares of Common Stock issuable upon the conversion of the Series A Shares held by Airport LLC).

The following is a description of all transactions in shares of Common Stock of the Company by the Reporting Persons effected on February 12, 2008: (i) On February 12, 2008, ECRV, LLC entered into a stock purchase agreement, as amended on March 31, 2008, with Airport, LLC to purchase (A) 25,865,000 shares of Common Stock and (B) the Series A Preferred Shares

NOTE 7 -  REVERSE SPLIT AND SYMBOL CHANGE

Effective June 21, 2008, in order to meet a requirement of the Stock Purchase Agreement, as amended, between Airport Road Associates One, LLC (“Airport, LLC”) and East Coast Realty Ventures, LLC (“ECRV, LLC”), as previously reported on Form 8-K filed March 20, 2008, the Board of Directors of the Company has declared a 100 to 1 round lot reverse split of the Company’s Common Stock. In accordance with the reverse split, each shareholder will receive one (1) share of Common Stock for each one hundred (100) shares currently held.  No fractional shares shall be issued; all fractional shares shall be rounded up to the next whole share.  Any shareholder that should own less than one hundred (100) shares after completion of the reverse split shall be issued a sufficient number of additional shares so that each such shareholder shall own a minimum of one hundred (100) shares.  The reverse split is effective as of the opening of trading on June 2, 2008.

Additionally, also effective June 2, 2008, the Company’s trading symbol was changed to “PSPN” in conjunction with the reverse split of the Company’s common stock.

NOTE 8 - INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $2,200,000 in gross deferred tax assets as of June 30, 2008, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of June 30, 2008.

As of June 30, 2008, the Company has federal net operating loss carry forwards of approximately $5,704,384 available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.

As of June 30, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

For the six months ended June 30, 2008, the valuation allowance adjustment was zero.

NOTE 9 - FORGIVENESS OF DEBT

As of June 30, 2008, after consultation with legal counsel, management of the Company recognized $255,189 as forgiveness of debt income, which consists of accounts payable and a note payable.

NOTE 10 - SUBSEQUENT EVENTS

Change in Independent Registered Public Accounting Firm

On July 09, 2008, (the "Company") terminated Lawrence Scharfman & Co, CPA P.A. ("LS & Co.”) as the Company’s independent registered certified public accountants. LS & Co. had been the Company's auditors since the year ended December 31, 2002. The Company has hired Conner & Associates, PC, to become auditors commencing for the quarter and six months ended June 30, 2008, during the fiscal year ended December 31, 2008. The reports of LS& Co., on the Company's financial statements as of and for the fiscal years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007, respectively, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. During the fiscal years audited, and through June 24, 2008, there were no disagreements with LS & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to LS & Co.’s satisfaction, would have caused LS & Co. to make reference to the subject matter in connection with periods; and there were no reportable events as defined in Item 304 (a) (1) (iv) of Regulation S-B. During the years audited by LS & Co. their audit reports contained an additional paragraph with regards to the Company continuing as a going concern. The Company's Board of Directors has chosen Conner & Associates, PC, as its new independent auditors and has authorized the termination of audit services by LS & Co. The Company provided LS & Co. with a copy of the foregoing disclosures and requested LS & Co. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated July 09, 2008, is filed as Exhibit 16.1 to the Form 8-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated deficit of $5,704,384 and a working capital deficiency of  $586,784 as of June 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. Because of these recurring losses, the Company will require additional working capital to further its business operations.  The accompanying unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007.

Net sales for the three months ended June 30, 2008 were zero, compared to ($5,150), as reported in the Form 10-QSB for the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net sales for the six months ended June 30, 2008 were zero, compared to $82,775 for the six months ended June 30, 2007. The decrease is due to the Company rescinding its agreement with eSafe Cards, Inc.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company maintained a bank account with a balance of $7.  The Company realized recurring losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity in order to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in the notes to the audited financial statements for the year ended December 31, 2007 in the Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the six months ended June 30, 2008.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are effective, and no material weaknesses in financial reporting have been discovered upon our evaluation as of June 30, 2008.  We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

This Form 10-Q does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

ITEM 4T. CONTROLS AND PROCEDURES

N/A

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

In 2005, the Company retained the legal services of Weed & Co, LLP.  On December 3, 2007, Weed & Co, LLP filed a complaint in Superior Court of the State of California in dispute over payment of legal fees against the Company and other defendants.  On March 11, 2008, the other defendants entered into a settlement agreement where Weed & Co, LLP was to be paid $87,500.  Weed & Co., LP has the right to re-file the complaint should the other defendants not satisfy this agreement.  There is no liability reflected in the accompanying unaudited financial statements for this uncertainty.

ITEM 1A.  RISK FACTORS.

Please see Part I, Item 2, Management’s Discussion and Analysis under the sub-heading “Going Concern”. Such disclosure is incorporated by reference herein.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

Subsequent Events

Change in Independent Registered Public Accounting Firm

On July 09, 2008, (the "Company") terminated Lawrence Scharfman & Co, CPA P.A. ("LS & Co.”) as the Company’s independent registered certified public accountants. LS & Co. had been the Company's auditors since the year ended December 31, 2002. The Company has hired Conner & Associates, PC, to become auditors commencing for the quarter and six months ended June 30, 2008, during the fiscal year ended December 31, 2008. The reports of LS& Co., on the Company's financial statements as of and for the fiscal years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007, respectively, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. During the fiscal years audited, and through June 24, 2008, there were no disagreements with LS & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to LS & Co.’s satisfaction, would have caused LS & Co. to make reference to the subject matter in connection with periods; and there were no reportable events as defined in Item 304 (a) (1) (iv) of Regulation S-B. During the years audited by LS & Co. their audit reports contained an additional paragraph with regards to the Company continuing as a going concern. The Company's Board of Directors has chosen Conner & Associates, PC, as its new independent auditors and has authorized the termination of audit services by LS & Co. The Company provided LS & Co. with a copy of the foregoing disclosures and requested LS & Co. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated July 09, 2008, is filed as Exhibit 16.1 to the Form 8-K.

ITEM 6.	EXHIBITS.

No:	Description:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008	By:	/s/ FREDERIC S. RICHARDSON
Frederic S. Richardson
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ SARAH JACKSON, CPA
Sarah Jackson, CPA
Chief Financial Officer (Principal Executive Officer)