Form 10KSB/A
period 2007-12-31
Mod Hospitality, Inc.
filed 2008-10-24
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24723

MOD HOSPITALITY, INC.

 ( Name of small business issuer as specified in its charter)

PSPP HOLDINGS, INC.

(Former Name)

Nevada	88-0393257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11717 Old Georgetown Road, Suite 716, North Bethesda, MD 20852
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number:  (301) 230-9674

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Preferred Stock, $.001 par value
(title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]. No [X].

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of  Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X]. No [_]

State issuer's revenues for its most recent fiscal year (December 31, 2007): $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked Price of such common equity, as of a specified date within the past 60 days is approximately $763,800 (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At October 16, 2008 the reported bid and asked price for the registrant's common equity was $.90 per share.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X ]

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 16, 2008 there were 679,971 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Mod Hospitality, Inc., a Nevada corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing, involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Pitts & Spitts, Inc. (“the Company”) was organized in the State of Delaware in February 1993 under the name PLR, Inc. In November 1997, PLR changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. The Corporation's subsidiary filed bankruptcy in March 2002 and the Corporation had no operations  As a result of the bankruptcy $3,357,861 f debt was relieved and the subsidiary was dissolved. The Corporation entered into an Exchange Agreement with Oxford Knight International, Inc. in October 2002 whereby the Corporation agreed to issue 1,970,000 shares of common stock to Oxford Knight International in consideration for 100% of the issued and outstanding shares of common stock of Fabricating Solutions, Inc., a Texas corporation, and Pitts and Spits, Inc., a Texas corporation. Pitts and Spitts, Inc. and Fabricating Solutions, Inc. were engaged in the sale of barbeque pits and fabricating solutions, respectively. Oxford Knights International was the sole shareholder of Fabricating Solutions before the Company exchanged 1,970,000 of its common shares for 100% of the shares of Fabricating Solutions.  However, the Company’s board of directors did not approve the exchange with Oxford Knights International but the shares remain outstanding.  The Exchange Agreement was subject to the approval of the Oxford shareholders as well. In July 2002, the Corporation changed its name to Pitts and Spitts, Inc.

On April 11, 2003 the Company changed its name to PSPP Holdings, Inc.  On April 16, 2003, PSPP Holdings, Inc. (“the Company”) executed a promissory note with Eric L. Goldstein in the amount of $200,000. The loan was going to fund the purchase and or the operations of the high-end barbeque manufacturing division. The Company defaulted on the note and Eric L. Goldstein affected his right to take possession of his collateral which was 30,000,000 shares of common post roll back stock, and 1,000,000 shares of preferred stock that Oxford Knight International, Inc. held. The shares were delivered pursuant to the escrow agreement and the note was discharged. Subsequent to the Goldstein agreement,  Piedmont Properties, Inc. and Ararat, LLC, negotiated the purchase of all the rights, title and interest to Goldstein's 30,000,000 shares of common and Oxford Knights 1,000,000 shares of preferred that Goldstein had acquired pursuant to the April 2003 Goldstein contract. With the failure to fund the barbeque manufacturing division the Company ceased operations.

In the first quarter of 2005 Mr. Litwak resigned as President and Director after appointing Kyle Gotshalk as President and Director.

In December 2005 the Company acquired all the shares of Dream Apartments TV for $58,100. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionally in Southern California when fully developed. The Company has made arrangements with Maximum Impact productions of Carlsbad, California for the DVD sales and distribution. To date, the Company still intends on producing and marketing videos relating to this investment.

In 2005 there was a reverse split of the Company's stock. A 1 for 100 share reverse split of the outstanding shares of stock of 61,761,530 shares resulted in 30,608,428 shares outstanding (30,000,000 shares were non-dilutable).

On April 10, 2006, the Company acquired 100% of eSafe Cards, Inc., a debit card issuer. The Company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000 of working capital to eSafe Cards, Inc.

On November 16, 2007 the Company rescinded its agreement with eSafe Cards, Inc. whereby 100% of its interest in eSafe, Inc. was returned to UC HUB Group, Inc. eSafe Cards, Inc. (eSafe) was established in September of 2003 by UC HUB Group, Inc. eSafe has a transaction-based platform that provides credit and debit card processing services to merchants.  During the time that eSafe was a wholly owned subsidiary of the Company, eSafe failed to meet all performance benchmarks.

The Company plans to focus on its subsidiary Dream Apartments TV for the development of programming TV and Internet featuring the nationwide apartment rental market.

On September 22, 2008, the Company changed its name to Mod Hospitality, Inc.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently uses the business address of Frederic Richardson, the Company's President, for its operations. These facilities consist of approximately 800 square feet of executive office space and are provided without cost.  The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will generate sufficient revenues to warrant additional office space.

ITEM 3. LEGAL PROCEEDINGS.

There is a lawsuit filed by Weed & Co., LLP and Richard O. Weed, Esq. (the “Plaintiff”) in the Superior Court of the State of California, County of Orange on December 3, 2007 (the “Lawsuit”).  The nature of the Lawsuit is principally against the Company’s transfer agent, PacWest Transfer, LLC, for allegedly improper removal of restrictive legends from stock certificates.  The Company was named as a defendant to the suit although the Company had no involvement in or knowledge of the removal of the restrictive legends.  Because of the nature of the suit, management of the Company believed as of the date of the annual filing that an outcome unfavorable to the Company was and is possible but highly unlikely.

On March 11, 2008, the Plaintiff and third parties entered into a settlement agreement and general release of the claims of the Lawsuit.  Pursuant to the settlement agreement, the Plaintiff executed a general release in favor of the Company, releasing the Company from any and all claims related to the Lawsuit, and agreed to file a Motion to Dismiss the Lawsuit “without prejudice” in consideration for payments from the third parties in the future.  However, the general release and the Motion to Dismiss without prejudice is contingent upon the payments from the third parties being made in the future.  Upon all payments being made to the Plaintiff by the third parties, the Plaintiff will file a Motion to Dismiss the Lawsuit “with prejudice.”  Because the lawsuit has only been dismissed “without prejudice” as of the date of this annual report, the Plaintiff still has the ability to re-file the suit if the payments are not made by the third parties and it is listed as a contingency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation did not submit any matters during the fiscal years ended December 31, 2007 and 2006 and up to the date of filing covered by this report to a vote of security 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

OUR COMMON STOCK

The Company's Common Stock is listed for trading on the NASD Electronic Bulletin Board under the PSPN.

The following table sets forth the high and low sales price for the Company's Common Stock in each quarter of the fiscal years ended December 31, 2007 and 2006.

		High	Low
	Period	Bid	Bid
Year ended 12/31/2007
Fourth quarter	Oct 1 to Dec 31	$6.90	$1.00
Third quarter	July 1 to Sep 30	$80.00	$7.10
Second quarter	Apr 1 to June 30	$66.00	$10.00
First quarter	Jan 1 to Mar 31	$11.00	$10.00

Year ended 12/31/2006
Fourth quarter	Oct 1 to Dec 31	$11.00	$11.00
Third quarter	July 1 to Sep 30	$11.00	$11.00
Second quarter	Apr 1 to June 30	$11.00	$11.00
First quarter	Jan 1 to Mar 31	$11.00	$11.00

The closing bid price of the Common Stock, as traded in the over-the-counter market, on October 15, 2008 was approximately $0.97. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

HOLDERS

As of December 31, 2007, our shares of Common Stock were held by approximately 162 stockholders of record.

TRANSFER AGENT

The transfer agent of our Common Stock is PacWest Transfer, a Virginia limited liability company with principal offices at 2510 Pines Road North, Suite 206B, Spokane Valley, WA 99206. At December 31, 2007 the Company’s stock was traded at $.006 per share.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2007 and 2006, we have no equity compensation plan or agreements under which our Common Stock is authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006:

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS ANNUAL REPORT ON FORM 10-KSB, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

PART I

DESCRIPTION OF BUSINESS.

In December 2005, the Company acquired all the shares of Dream Apartments TV for $58,100. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionally in Southern California when fully developed. The Company has made arrangements with Maximum Impact Productions of Carlsbad, California for the DVD sales and distribution.

The Company reduced its liabilities, as a result of its rescission of the acquisition of eSafe Card, Inc.  the Company’s subsidiary, for the year ended December 31, 2007 by $844,199. The Company has placed the shares issued to UCHUB for eSafe in the Company’s treasury. The Company had a total of $644,791 in liabilities at the end of the year December 31, 2007.

On April 10, 2006, the Company acquired 100% of eSafe Cards, Inc., a debit card issuer.  The Company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000 of working capital to eSafe.

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

As of December 31, 2007, the Company plans to focus on its subsidiary Dream Apartments TV for the development of programming TV and Internet featuring the nationwide apartment rental market.  The Company will focus on building the operations of Dream Apartment TV through revenues generated from sales and through equity and\or debt financing.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006

Net income for the fiscal year ended December 31, 2007 decreased by $176,490 or 100%, to $0 from $176,490 in the fiscal year ended December 31, 2006.  The decrease was primarily due to the Company’s inability to generate revenue from its eSafe, Inc. operations.

Selling, General and Administrative expenses decreased by $555,513, or 90%, to $61,511 in 2007 from $617,024 in 2006. Of these expenses, $0 pertained to stock based compensation.

Loss from operations decreased by $397,523, or 86.6%, to $61,511 in 2007 from $459,034 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had total assets of $211. Due to the rescission of the Esafe Cards, Inc. the Company is reporting no revenues.

Current liabilities totaled $644,791.  The Company is seeking to sell additional stock, arrange debt financing or seek other avenues of raising capital.

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

OFF-BALANCE SHEET ARRANGEMENTS.

None

RISK FACTORS

The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report.

WE HAVE A HISTORY OF OPERATING LOSSES.

The Company has experienced significant losses from operations since inception. It experienced losses of approximately $61,511 and $459,034 for the fiscal years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had a working capital deficit of approximately $331,580 and an accumulated deficit of approximately $5,645,047. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future.

NEED FOR ADDITIONAL FINANCING TO FUND OPERATIONS

The Company has suffered recurring losses and has an accumulated deficit of $5,645,047 and a working capital deficiency of $331,580 at December 31, 2007. In order to sustain its operations and grow its business in this competitive market, the Company needs to obtain additional financing. The Company is actively seeking sources of additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. To date, the Company has not successfully attained additional financing and there can be no reassurances that the Company will be able to do so in the future. If the Company is unsuccessful in attaining additional financing, the Company may be required to severely curtail or cease operations.

WE MAY BE FORCED TO CEASE OPERATION IF WE DO NOT OBTAIN ADDITIONAL FINANCING

The Company has limited resources and has not been able to finance its activities with the proceeds from operations and there can be no assurance it will be able to do so in the future. The Company is actively seeking sources of additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. If the Company is unsuccessful in obtaining additional financing, the Company may be forced to cease operations. Even if the Company is able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund the Company's capital requirements. There can be no assurances that the Company will be able to obtain such additional funding from management or other investors on terms acceptable to the Company, if at all. Additional financings may result in dilution for then current stockholders. See "Management's Discussion and Analysis or Plan of Operation."

ANY FUTURE ISSUANCES OF STOCK WILL CAUSE DILUTION TO OUR CURRENT STOCKHOLDERS

The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 1,750,000 shares of Common Stock and as of October 15, 2008, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $0.90 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

THERE IS A LIMITED PUBLIC TRADING MARKET FOR THE COMPANY'S SECURITIES

There is only a limited public trading market for the Company's securities and no assurances can be given that a liquid market will develop or, if developed, that it will continue to be maintained. There can be no assurance that a more active trading market will develop or, if developed, that it will be maintained. In addition, there can be no assurance that the Company will obtain re-listing of its securities on NASDAQ.

LIMITATION OF USE OF NET OPERATING LOSS CARRY FORWARDS.

As of December 31, 2007, the Company had federal net operating loss carry forwards of approximately $22,025,837 portions of which expire yearly through 2027 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carry forwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carry forwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

MANAGEMENT OF THE COMPANY

As a small company, the Company is highly dependent upon the efforts and abilities of its management.  The loss of the services of any of them could have a substantial adverse effect on it.

ITEM 7. FINANCIAL STATEMENTS.

The Company’s financial statements, together with the report of the auditors, are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
MOD HOSPITALITY, INC.

We have audited and restated the accompanying restated consolidated balance sheets of Mod Hospitality, Inc. as of December 31, 2007 and 2006 and the related Restated Consolidated Balance Sheets, Statement of Cash Flows, Statement of Operations, and Statement of Changes in Shareholders’ Equity for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the restated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provided a reasonable basis for our opinion.

The Company has had difficulty in generating sufficient cash flow to meet it obligations and is dependent on management’s ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the restated financial statements referred to the above present fairly, in all material respects, the financial position of Mod Hospitality, Inc. as of December 31, 2007 and December 31, 2006, in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman CPA PA

LAWRENCE SCHARFMAN CPA PA

DUAL DATED REPORT

Date: October 17, 2008

PSPP Holdings, Inc.
Restated Consolidated Balance Sheets
(Audited)

	31-Dec-07	31-Dec-06
ASSETS

Current assets
Cash	211	6,974
Accounts Receivable		117,700
Total current assets	211	124,674

Other assets
Investments	313,000	313,000
Total other assets	313,000	313,000

Total assets	313,211	562,348

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	175,951	496,722
Loans payable	468,840	635,740
Total current liabilities	644,791	1,132,462

Convertible Debt	0	290,017
Advances Payable	0	66,511
Total Long-term liabilities	0	356,528

Total liabilities	644,791	1,488,990

Commitments & Contingencies	0	0

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares	300,000	300,000
authorized, 1,000,000 I/O

Common Stock, $0.001 par value, 100,000,000 shares	64,499	55,499
authorized; 64,499,364 and 59,499,364 shares I/O, respectively

Additional paid-in capital	4,948,968	4,569,547
Accumulated Deficit	(5,645,047)	(5,659,536)
Total stockholders' equity (deficit)	(331,580)	(734,490)

Total liabilities and stockholders' equity (deficit)	313,211	562,348

See Notes to Restated Consolidated Financial Statements

PSPP Holdings, Inc.
Restated Consolidated Statement of Cash Flow
(Audited)

	31-Dec-07	31-Dec-06

Net Loss	(61,511)	(459,034)

Adjustments to reconcile Loss to Net Cash
From Operations
Accts. Rec. Increase (Decrease)		(117,700)
Accts. Pay. Increase (Decrease)	(6,478)	151,141

Cash Used by Operating Activities	(67,989)	(418,593)

Cash Flow from Investing
Purchase of eSafe, Inc.
Additional Paid-in Capital		138,500
Investment, Inc.
Common Stock

Cash Used by Investing Activities

Loans	61,225	177,159
Convertible Debentures
Cash Provided by Investing Activities		177,159

Decrease in Cash	(6,763)	(102,934)

Cash at Beginning	6,974	109,908

Cash at End	211	6,974

See Notes to Restated Consolidated Financial Statements

PSPP Holdings, Inc.
Restated Consolidated Statement of Operations
(Audited)

	31-Dec-07	31-Dec-06
Income
Card Purchases	0	176,490
Epay	0	0
Forgiveness of Debt	0	0
Total Income	0	176,490

Cost of Goods Sold		18,500
Hardware Purchases	0
Total COGS	0	18,500

Expenses
Consulting	0	187,065
Interest	0	23,346
Marketing	0	59,925
Investor Relations Expense	5,000	0
Bank Charges	216	0
Misc Business	800	0
Office & General	515	0
Telephone	154	0
Professional Fees	43,925	35,572
Salary	9,765	0
Other Expenses	0	311,115
Travel	1,136	0
Total Expenses	61,511	617,024

Net Loss	(61,511)	(459,034)

Accumulated Deficiency
End of Period Year Ended December
31, 2007 and December 31, 2006	(5,645,047)	(5,659,536)

Net loss per share	0.001	0.011
Weighted Average Common shares	60,999,364	42,720,563

See Notes to Restated Consolidated Financial Statements

PSPP HOLDINGS, INC.
RESTATED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance on December 31, 2005	1,000,000	1,000	30,608,428	30,608	4,083,947	(5,797,012)	(1,681,457)
Issuance of 22,890,936 common shares to UC Hub Group, April 2006			22,890,936	22,891	445,600
Shares issued for Services 9/8/2006			2,000,000	2,000	40,000
Net Income						137,476
Balance on December 31, 2006	1,000,000	1,000	55,499,364	55,499	4,569,547	(5,659,536)	(1,033,490)
Shares Issued for Services 1/3/2007			2,000,000	2,000	150,000
Shares Issued for Services 7/12/2007			7,000,000	7,000	229,421
Net Loss						(14,489)
Balance on December 31, 2007	1,000,000	1,000	64,499,364	64,499	4,948,968	(5,674,025)	(659,558)

See Notes to Restated Consolidated Financial Statements

MOD HOSPITALITY, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

In July of 2002 the company changed its name from Urbana.ca, Inc. to Pitts & Spitts, Inc. On April 11, 2003 the Company changed its name to PSPP Holdings, Inc.  On September 22, 2008, the Company changed its name to Mod Hospitality, Inc.

Urbana.ca, Inc. was organized on February 23, 1993 under the laws of the State of Delaware and October 30, 1997, changed its jurisdiction of incorporation to Nevada. On April 15, 1999 a wholly-owned subsidiary, U.R.B.A. Holdings, Inc. ("URBA") was incorporated under the laws of British Columbia to facilitate acquisitions in Canada.

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

In December 2005 the company acquired all the shares of Dream Apartments TV for $58,100. Dream Apartments has not launched its programming to date and still intends to produce DVD's for apartment house applicants in the San Diego area initially and regionally in Southern California when fully developed. The Company has made arrangements with Maximum Impact productions of Carlsbad, California for the DVD sales and distribution.

In 2005 there was a reverse split of the Company's stock. A 1 for 100 share reverse split of the outstanding shares of stock of 61,761,530 shares resulted in 30,608,428 shares outstanding (30,000,000 shares were non-dilutable).

In the first quarter, 2006, $1,072,066 in debt was forgiven reducing the Company's liabilities.

On April 10, 2006, Mod Hospitality, Inc. acquired 100% of eSafe Cards, Inc., a debit card issuer. The company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to eSafe. eSafe's web site is Eluxe Financial.com.

Revenues of the Company (through the acquisition of its wholly owned subsidiary eSafe, Inc) began in the 4 th quarter subsequent to the acquisition of eSafe, Inc.

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

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The useful life of the assets ranges from 24 to 60 months.

Financial Instruments

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentations only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. Prior to January 1, 2006, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Accordingly, no compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS 123R.

The Company also has not issued any options during the reporting periods and as such, the effect of SFAS 123R has no impact on the results of operations for the twelve months ended December 31, 2007 and 2006. The company did issue stock grants in 2007 that were 100% vested at time of issuance and were expense to the Company at the market price.

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

NOTE 3 - ACQUISITIONS

The Company acquired all the shares of Dream Apartments TV for $58,100.00 on July 7, 2005.

On April 10, 2006, the Company acquired 100% of eSafe, Inc., a debit card issuer. The Company issued 22,890,936 shares of common stock to UCHUB as part of the purchase price and agreed to fund $200,000.00 (Two Hundred Thousand Dollars) of working capital to eSafe.

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

NOTE 5 - CAPITAL STOCK

During the period the Company completed the following Capital Stock transactions:
In the fiscal year 2007, 9,000,000 restricted shares of the Company’s common stock were issued for services as follows:

5,000,000 common shares issued to Larry Wilcox (“Wilcox”)
1,000,000 common shares issued to Cherish Adams (“Adams”)
1,000,000 common shares issued to Kyle Gotshalk (“Gotshalk”)
1,000,000 common shares issued to Marvin Stadelli (“Stadelli”)
1,000,000 common shares to David E. Dearman (“Dearman”)

Each of Wilcox, Adams, Gotshalk, Stadelli and Dearman received their shares for services rendered on behalf of the Company.  Wilcox, Adams and Gotshalk received shares for services rendered as officers and directors of the Company.  Stadelli and Dearman received shares for services rendered as consultants while the Company was developing the business of the Company’s eSafe subsidiary.  As of the date of this report, the 5,000,000 shares issued to Wilcox were cancelled pursuant to Wilcox’s agreement with the Company.

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

NOTE 7 - OPERATIONS

DREAM APARTMENTS TV

In 2005 the company acquired all the shares of Dream Apartments TV for $58,100.00. However there is no assurance at October 2008 that any revenues or other operations or benefits will result from the acquisition.

NOTE 8 - SUBSEQUENT EVENTS

The Company continues to develop its Dream Apartment TV operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

On July 9, 2008, the Company terminated Lawrence Scharfman & Co., CPA P.A (“LS & Co.”) as the Company’s independent registered certified public accountants.  LS & Co had been the Company’s auditors since the year ended December 31, 2002.  The Company has hired Conner & Associates, PC, to become auditors commencing for the quarter and six months ending June 30, 2008.  The Company’s financial statements as of and for the fiscal years ended December 31, 2002, 2003, 2004, 2005, 2006, and 2007, respectively, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.  During the fiscal years audited, there were no disagreement with LS & Co to make reference to the subject matter in connection with the period; and there were not reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

There have been no disagreement with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods.

The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of December 31, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level.

Management's assessment identified the following material weaknesses and significant deficiencies:

1.  The Company identified a material weakness related to the concentration of duties, lack of audit committee and access to additional financial expertise, both within and external to the current composition of the Board of Directors as of December, 31 2007.  Specific weakness in internal control over financial reporting exists because the Company is managed by a small number of individuals.  As of December 31, 2007, management did not have a large enough number of independent staff or management members to provide third party oversight in the review of our financial transactions on an ongoing basis.  The Company has undertaken a plan for resolving these deficiencies by pursuing funding and the acquisition of projects that would allow the company to increase its level of staffing and the increase of the number of Directors of the Company.  Management believes that the implementation of this plan has remedied this material weakness.

2. The Company identified a material weakness related to lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission in the year ending December 31, 2007. The Company has taken the necessary steps to remedy this weakness and management has assessed the operating effectiveness of these enhanced internal controls and believes this material weakness has been remedied.

3. The Company identified a material weakness related to insufficient written policies and procedures to insure the correct applications of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements. The Company has taken the necessary steps to remedy this weakness and management has assessed the operating effectiveness of these enhanced internal controls and believes this material weakness has been remedied.

The Public Company Accounting Oversight Board has defined material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected".

The material weaknesses identified and relate to:

As of December 31, 2007 there was a continuing lack of segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness.  Due to this weakness, the Company’s internal controls are not effective.

Notwithstanding the existence of material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

ITEM 8A(T) CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We identified the following material weakness in our internal control over financial reporting:

(1) We did not have adequate segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness, and therefore the internal controls over financial reporting are not effective.

(2)  Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.  This may result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness and internal controls over financial reporting are not effective.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce this risk.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.  However, as of December 31, 2007, management has not yet designed effective internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Frederic Richardson, President, Chief Executive Officer, and Chairman of the Board.  Mr. Richardson is the owner of several hotel operations.  Mr. Richardson was responsible for raising over $1.5 billion in debt and equity financing for private and public projects since 1985.  He has extensive experience in investment banking and real estate investments.  Mr. Richardson has served as a chairman and majority shareholder of seven publicly traded companies and has owned and operated two national FHA, VA, Full Eagle Mortgage companies, one of which he took public in 1999.  Mr. Richardson is a member of the Building Owners and Managers Association International (BOMA), Apartment Building Association (AOBA), and the Tenant in Common Association.  Mr. Richardson received his Bachelor of Arts in Economics from the University of Maryland and an MBA in Finance from American University and is a Chartered Life Underwriter.

Sarah Jackson, CFO, Treasurer and Director, has extensive real estate accounting experience.  She began her real estate accounting career with Lendlease Real Estate Investments, Inc. - at that time the largest real estate investment company in the world.  While with Lendlease, she was the lead accountant and analyst for a REIT consisting of class AAA office buildings in New York, Chicago, and San Fransisco and was responsible for explaining all transactions to Australian market pundits.  She was chosen to implement FAS 133 and on the company’s US training committee. Ms. Jackson then moved into the banking industry, where she became Vice President of credit administration for a national bank and heavily involved in risk management.  Ms. Jackson has consulted for some of the biggest companies in the real estate and mortgage industries including Fannie Mae and Wells Fargo.  Ms. Jackson received a BA in English Literature and Philosophy from Gustavus Adolphus College and a BS and Masters of Accountancy from Denver University.

Linda Russell, Chief Operating Officer and Director, has 25 years experience in the financial management analysis field.  While directing financial presentations for business marketing executives in a Fortune 50 company she managed results and projections for over $2 Billion in expense and capital funding, created analyses which fostered expenditures at 4% under budget.  Additionally, Ms. Russell managed capitalized equipment supporting 700 marketing managers and negotiated 33% additional equipment for clients.   She has also directed financial assurance, budgeting and business planning processes for a $1 Billion national public business while analyzing business cases, developing forecasts, and preparing financial views to assess performance targets in support of earnings objectives.  More recently, Ms. Russell has designed and implemented real estate investment solutions and directs investment analysis and due diligence for real estate investments.  Ms. Russell received her Master’s degree in Finance from George Washington University and a B.B.A in Actuarial Science from Temple University.

Adrienne Venson, Secretary and Director, is responsible for oversight of broker and investor processing and equity sourcing. Director of Marketing and promotional communications for hospitality properties and new projects, as well as contract, property and vendor management. Ms. Venson has over 20 years successful Fortune 25 corporate experience in Investor Revenue Assurance, Sales and Project Management.  Ms. Venson has been responsible for successful management of numerous business projects resulting in revenue increases through process re-engineering, system development and implementation. Merger synergy and Six Sigma specialist.  Ms Venson received her B.S. from the University of Illinois in Urban and Regional Planning

Mark T. Johnson, Director, is the principal of M.J. Advanced Corporate Communications, Inc., a multi-million dollar investor relations firm.  Mr. Johnson completed his studies for a Bachelor of Science from Towson University in Finance and Economics and held Series 7, Series 62, Series 63, and Series 24 brokerage licenses.  Previously, Mr. Johnson served as a regional manager for Thorne Industries and as a Senior Broker and Vice-President of several regional brokerage firms.

Marc D. Manoff, Esq., Director, is a principal of The Law Offices of Marc D. Manoff, headquartered outside of Philadelphia, PA. He received his Juris Doctorate from the National Law Center at George Washington University and his Bachelor of Science from Albright College.  After becoming partner at two of the larger firms in the Philadelphia region, Mr. Manoff founded The Law Offices of Marc D. Manoff and specializes in entrepreneurial law, where he often wears the dual hats of lawyer and business consultant to entrepreneurs and growing business, providing advice on topics ranging from corporate structure and financing to employment matters.  Mr. Manoff currently sits on the boards of several regional companies and serves as general counsel for a number of growing technology companies.

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

ITEM 10. EXECUTIVE COMPENSATION

As of December 31, 2007 there are no salaries being paid to any officer of the Company; nor are there any plans to pay salaries. However it is anticipated that upon the Company becoming profitable that salaries will be paid. At this time no specific amount for compensation has been planned.

Beneficial ownership was determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT & RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2007, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on December 31, 2007, there were 64,499,364 common shares issued and outstanding of record, not including the 67,131,991 shares of Common Stock issuable upon conversion of the 1,000,000 Preferred Series A Convertible Stock.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial	Shares of Common Owners	Percentage as of Stock 12/31/2007 (1)

Larry Wilcox	5,000,000	2.56%
(former Officer & Director in 2007)
285 East Warm Springs Rd
Suite 1058
Las Vegas, NV 89119

Airport Road Associates One, LLC	51,021,527 (2)	77.27%
405 School Lane
Wayne, PA 19087

(1) Based on a total of 195,452,618 shares calculated by adding the 64,499,364 shares of Common Stock issued and outstanding and the 1,000,000 Convertible Preferred Series A.  The 1,000,000 Convertible Preferred Series A have voting rights such that the owner(s) of the shares have 2/3 votes on all matters and the holder(s) can therefore be deemed to have 130,953,254 votes of Common Stock.

(2) This amount includes 950,000 of the 1,000,000 shares of Convertible Preferred Series A stock owned by Airport Road Associates One, LLC and 26,615,936 share of Common Stock.  The 950,000 Convertible Preferred Series A shares have voting rights such that Airport Road Associates One, LLC possess 63.33% voting rights on all matters.

CHANGES IN CONTROL

On December 27, 2007, Airport Road Associates One, LLC (“Airport LLC) purchased 1,000,000 shares of Convertible Preferred Series A stock and 26,615,936 shares of the Common Stock.  On December 28, 2007, Airport LLC sold 50,000 of the Convertible Preferred Series A stock in a private transaction.  As of December 31, 2007, Airport LLC was therefore the owner of 950,000 shares of Convertible Preferred Series A stock and 26,615,936 shares of Common Stock.

On February 12, 2008, East Coast Realty Ventures, LLC (“ECRV, LLC”) purchased from Airport LLC 900,000 shares of preferred stock and 25,865,000 shares of Common Stock in a privately negotiated transaction.

Airport LLC has since sold any shares of Common Stock and Preferred Stock of the Company it may have owned in private transactions to unrelated third parties.

As of February 12, 2008, ECRV, LLC may be deemed to have sole voting power over 132,873,855 shares of Common Stock (which includes the 107,008,855 votes from the Series A shares) and dispositive power over 81,553,282 shares of Common Stock (which includes shares of Common Stock issuable upon the conversion of the Series A Shares).  Airport LLC may be deemed to have shared voting and dispositive power over no shares of Common Stock..

As of February 12, 2008, Frederic Richardson, the President and CEO of the Company, may be deemed to have sole voting and dispositive power over no shares of Common Stock and may be deemed to have shared voting power over 132,873,855 shares of Common Stock (which includes the 107,008,855 votes from the Series A Shares held by ECRV LLC) and shared dispositive power over 81,553,282 shares of Common Stock (which includes shares of Common Stock issuable upon the conversion of the Series A shares held by ECRV LLC).

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

N/A

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.  The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13A-14(A)/15D-14(A) Certifications, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 for each respective year.

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

None

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

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOD HOSPITALITY, INC. (Registrant)

By:	/s/ Frederic Richardson
Frederic Richardson, Chief Executive Officer, Chairman of the Board of Directors

Date: October 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	DATE

/s/ Frederic Richardson	October 24, 2008
Frederic Richardson
Chief Executive Officer, President,
Chairman of the Board of Directors

/s/ Sarah Jackson	October 24, 2008
Sarah Jackson
Chief Financial Officer, Treasurer
Director

/s/ Adrienne Venson	October 24, 2008
Adrienne Venson
Secretary, Director

/s/ Linda Russell	October 24, 2008
Linda Russell
Chief Operating Officer, Director

/s/ Mark T. Johnson	October 24, 2008
Mark T. Johnson
Director

/s/ Marc D. Manoff	October 24, 2008
Marc D. Manoff
Director