Form 10-Q
period 2008-09-30
Mod Hospitality, Inc.
filed 2008-11-17
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-24723

MOD HOSPITALITY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0393257
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11710 Old Georgetown Road, Suite 808, North Bethesda, MD	20852
(Address of principal executive offices)	(Zip Code)

(301) 230-9674
(Registrant's telephone number, including Area Code)

PSPP HOLDINGS, INC. 3435 Ocean Park Blvd. #107, Santa Monica, CA 90405
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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate number of shares issued and outstanding of the issuer's common stock as of November 14, 2008 was 50,044,169 shares. (adjusted for the stock splits effective June 2008 and September 2008)

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	F-1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	3

Item 4. Controls and Procedures	4

Item 4T. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	4

Item 1A. Risk Factors

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	5

Item 3. Defaults Upon Senior Securities	5

Item 4. Submission of Matters to a Vote of Security Holders	5

Item 5. Other Information	5

Item 6. Exhibits	5

SIGNATURES	6

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MOD HOSPITALITY, INC.
F/K/A PSPP HOLDINGS, INC.
BALANCE SHEETS
	9/30/2008	12/31/2007
	Unaudited	Audited
ASSETS
Current assets
Cash	$-	$211
Total current assets	-	211

Other assets
Investments	58,000	313,000
Total other assets	58,000	313,000

Total assets	$58,000	$313,211
LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
Accounts payable and accrued expenses	$315,812	$175,951
Loans payable	301,925	468,840
Total current liabilities	617,737	644,791
Long-term liabilities	-	-
Total liabilities	617,737	644,791

Commitment and contingencies	-	-

Deficiency in assets
Preferred stock, $.001 par value, 10,000,000 shares
authorized, 1,000.000 issued and outstanding	10,000	300,000
Common stock, $.001 par value, 100,000,000 shares
authorized; 67,997 and 64,499,364
shares issued and outstanding, respectively	680	64,499
Additional paid-in capital	5,268,603	4,948,968
Accumulated deficit	(5,839,020)	(5,645,047)
Total deficiency in assets	(559,737)	(331,580)
Total liabilities and deficiency in assets	$58,000	$313,211

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

MOD HOSPITALITY, INC.
F/K/A PSPP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Consulting	38,629	-	38,629	-
Legal and professional fees	81,308	-	81,308	-
General and administrative	14,699	17,250	14,903	51,897

Total operating expenses	134,636	17,250	134,840	51,897

Loss from operations	(134,636)	(17,250)	(134,840)	(51,897)

Other income (expense)
Forgiveness of debt income	-	-	255,189	-
Write-off of investments	-	-	(300,000)	-
Interest expense and financing costs	-	-	(14,322)	-

Total other income (expense)	-	-	(59,133)	-

Net loss	$(134,636)	$(17,250)	$(193,973)	$(51,897)

Weighted average number of
common shares outstanding
(basic and fully diluted)	64,450	57,499	67,175	64,499

Basic and diluted (loss) per common share	$(2.09)	$(0.30)	$(2.89)	$(0.80)

The weighted average number of common shares outstanding were adjusted for the stock-spilt in February and September 2008

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

MOD HOSPITALITY, INC.
F/K/A PSPP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

		(1)		(1)
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited

Cash flows from operating activities
Net (loss)	$(134,636)	$(17,250)	$(193,973)	$(51,897)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase (decrease) in accounts payable	(175,951)	(43,857)	(175,951)	-
Other	227,834	471,175	235,084	-

Net cash (used in) operating activities	(82,753)	410,068	(134,840)	(51,897)

Cash flows from financing activities
Proceeds form loans payable	-	(48,557)	-	51,952

Net cash provided by financing activities	-	(48,557)	-	51,952

Net increase in cash and cash equivalents	(82,753)	361,511	(134,840)	55

Cash - beginning of period	211	12,435	211	-

Cash - end of period	$(82,542)	$373,946	$(134,629)	$55

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-	-
Interest paid	$-	$-	$-	$-

(1) -as reported on the 10-QSB, as filed

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

MOD HOSPITALITY, INC. F/K/A/ PSPP HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q under Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that are to be expected for the year ended December 31, 2008. The information contained in this Form 10-Q should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending December 31, 2007. The Company filed a Form 10-KSB/A for the year ended December 31, 2007 on October 24, 2008.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated deficit of $5,839,020 and a working capital deficiency of $559,737at September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. Because of these recurring losses, the Company will require additional working capital to further its business operations.  The accompanying unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2008, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

MOD HOSPITALITY, INC. F/K/A/ PSPP HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of September 30, 2008, the Company maintained its cash accounts with financial institutions located in the United States.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $0 as of September 30, 2008. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and other expenses, the carrying amounts approximate fair value due to their short maturities.

ADVERTISING COSTS

For the nine month periods ended September 30, 2008 and 2007, the Company did not incur any advertising costs.

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

NOTE 4 - LOANS PAYABLE

As of September 30, 2008, the Company had notes payable of $301,925 including accrued interest.  These notes payable are demand notes payable with an interest rate of 10%

MOD HOSPITALITY, INC. F/K/A/ PSPP HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 5 - COMMON AND PREFERRED STOCK

As of September 30, 2008, the Company has 175,000,000 shares of common stock authorized and 44,146 issued and outstanding.

As of September 30, 2008, the Company has 10,000,000 shares of preferred stock authorized and 1,000,000 issued and outstanding.

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

On April 29, 2008, the Company increased our authorized common stock from 80,000,000 shares to 175,000,000 shares by filing a Certificate of Change pursuant to NRS 78.209.

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

On August 11, 2008, we changed our name to Cynosure Holdings, Inc. by filing a Certificate of Amendment to Articles of Incorporation.

On August 11, 2008, the members of our Board of Directors were increased to six (6), and Mark T. Johnson and Marc D. Manoff, Esq. were appointed to the Board of Directors pursuant to the increase.

On August 21, 2008, we changed our name to Hybid Hospitality, Inc. by filing a Certificate of Amendment to the Articles of Incorporation.

On August 27, 2008, we changed our name to Mod Hospitality, Inc. by filing a Certificate of Amendment to the Articles of Incorporation.

Effective September 22, 2008, we completed a 1 for 10 reserve split of its common stock and changed our company name to Mod Hospitality, Inc. with a new symbol “MODY.”

MOD HOSPITALITY, INC. F/K/A/ PSPP HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 8 - INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $2,200,000 in gross deferred tax assets as of September 30, 2008, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of September 30, 2008.

As of September 30, 2008, the Company has federal net operating loss carry forwards of approximately $5,704,384 available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.

As of September 30, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

For the nine months ended September 30, 2008, the valuation allowance adjustment was zero.

NOTE 9 - FORGIVENESS OF DEBT

Effective on June 30, 2008, after consultation with legal counsel, management of the Company recognized $255,189 as forgiveness of debt income, which consists of accounts payable and a note payable.

NOTE 10 - SUBSEQUENT EVENTS

On October 21, 2008 (“the Closing Date”), the Company acquired all of the issued and outstanding common stock of ECV Holdings, Inc., (“ECV”) a Delaware corporation, in accordance with the Share Exchange Agreement.  On the Closing Date, pursuant to the terms of the Securities Exchange Transaction, the Company acquired all of the outstanding common stock of ECV from Flora Nutrients, Inc. (“FLNU”). In exchange, the Company issued FLNU 50,000,000 common stock, or approximately 99.912% of the Company’s common stock outstanding.

ECV is a corporation formed on March 26, 2008 under the laws of Delaware. On April 4, 2008, ECV entered into a stock for membership interest agreement with East Coast Realty Ventures, LLC (“ ECRV ”) which owned all of the issued and outstanding capital (the “ Membership Interest ”) of ECRV Hanover LeaseCo, LLC (the “ Hanover ”), ECRV Clinton LeaseCo, LLC (the “ Clinton ”), and ECRV FM LeaseCo, LCC (the “ Absecon ”). Hanover, Clinton, and Absecon are limited liability companies organized under the law of the State of Delaware. As a result of the stock for membership interest transaction, ECV acquired 100% of the membership interest in Hanover, Clinton and Absecon by issuing Frederic Richardson 100,000 shares of its common stock.

Effective May 8, 2008, ECV entered into a share exchange agreement with Frederic Richardson, and FLNU, a non-reporting small public company listed on the Pink Sheets Grey Market, whereby, Frederic Richardson transferred to FLNU 100% of the issued and outstanding common stock of ECV, in exchange for 28,000,000 shares of common stock of FLNU, which represents 80% of FLNU’s outstanding common stock. As a result of the share exchange transaction, Hanover, Clinton and Absecon became the wholly owned subsidiaries of FLNU.

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

GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated deficit of $5,839,020 and a working capital deficiency of  $559,737 as of September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. Because of these recurring losses, the Company will require additional working capital to further its business operations.  The accompanying unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 ..

Net sales for the three months ended September 30, 2008 and 2007 were zero.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net sales for the nine months ended September 30, 2008 and 2007 were.zero.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company maintained a bank account with a balance of $0.  The Company realized recurring losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity in order to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES

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

The material weaknesses identified and relate to:

As of September 30, 2008 there was a continuing lack of segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness.  Due to this weakness, the Company’s internal controls are not effective.

Notwithstanding the existence of material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

ITEM 4A CONTROLS AND PROCEDURES

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

ITEM 2.      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS .

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.      OTHER INFORMATION.

Subsequent Events

On October 21, 2008 (“the Closing Date”), the Company acquired all of the issued and outstanding common stock of ECV Holdings, Inc., (“ECV”) a Delaware corporation, in accordance with the Share Exchange Agreement.  On the Closing Date, pursuant to the terms of the Securities Exchange Transaction, the Company acquired all of the outstanding common stock of ECV from Flora Nutrients, Inc. (“FLNU”). In exchange, the Company issued FLNU 50,000,000 common stock, or approximately 99.912% of the Company’s common stock outstanding.

ECV is a corporation formed on March 26, 2008 under the laws of Delaware. On April 4, 2008, ECV entered into a stock for membership interest agreement with East Coast Realty Ventures, LLC (“ ECRV ”) which owned all of the issued and outstanding capital (the “ Membership Interest ”) of ECRV Hanover LeaseCo, LLC (the “ Hanover ”), ECRV Clinton LeaseCo, LLC (the “ Clinton ”), and ECRV FM LeaseCo, LLC (the “ Absecon ”). Hanover, Clinton, and Absecon are limited liability companies organized under the law of the State of Delaware. As a result of the stock for membership interest transaction, ECV acquired 100% of the membership interest in Hanover, Clinton and Absecon by issuing Frederic Richardson 100,000 shares of its common stock.

Effective May 8, 2008, ECV entered into a share exchange agreement with Frederic Richardson, and FLNU, a non-reporting small public company listed on the Pink Sheets Grey Market, whereby, Frederic Richardson transferred to FLNU 100% of the issued and outstanding common stock of ECV, in exchange for 28,000,000 shares of common stock of FLNU, which represents 80% of FLNU’s outstanding common stock. As a result of the share exchange transaction, Hanover, Clinton and Absecon became the wholly owned subsidiaries of FLNU.

ITEM 6.	EXHIBITS.

No :	Description:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2008	By:	/s/ FREDERIC S. RICHARDSON
Frederic S. Richardson
Chief Executive Officer (Principal Executive Officer)

Dated: November 17, 2008	By:	/s/ SARAH JACKSON, CPA
Sarah Jackson, CPA
Chief Financial Officer (Principal Executive Officer)