Form 10-Q/A
period 2008-09-30
Mod Hospitality, Inc.
filed 2008-11-19
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Amendment No. 1 to
FORM 10-Q/A

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of November 19 , 2008 was 50,044 , 169 shares (adjusted for the stock splits effective June 2008 and September 2008), and stock agreement dated October 21, 2008.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

SIGNATURES	6

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

The weighted average number of common shares outstanding were adjusted for the stock-spilt in February and September 2008

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

MOD HOSPITALITY, INC.
F/K/A PSPP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited

Cash flows from operating activities
Net (loss)	$(134,636)	$(17,250)	$(193,973)	$(51,897)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase in accounts payable	134,629	-	387,735	-

Net cash (used in) operating activities	(7)	(17,250)	193,762	(51,897)

Cash flows from financing activities
Proceeds from (payments on) loans payable	-	4,870	-	51,952

Net cash provided by financing activities	-	4,870	-	51,952

Net increase in cash and cash equivalents	(7)	(12,380)	(211)	55

Cash - beginning of period	7	12,435	211	-

Cash - end of period	$-	$55	$211	$55

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-	-
Interest paid	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

MOD HOSPITALITY, INC. F/K/A/ PSPP HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q under Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that are to be expected for the year ended December 31, 2008. The information contained in this Form 10-Q/A should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending December 31, 2007. The Company filed a Form 10-KSB/A for the year ended December 31, 2007 on October 24, 2008.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated deficit of $5,839,020 and a working capital deficiency of $559,737 at September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. Because of these recurring losses, the Company will require additional working capital to further its business operations.  The accompanying unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.

Net sales for the three months ended September 30, 2008 and 2007 were zero. Operating expenses for the three months ended September 30, 2008 and 2007 were $134,636 and $17,250 respectively. The operating expenses were primarily accounting and audit fees incurred as a public company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.

Net sales for the nine months ended September 30, 2008 and 2007 were zero. Operating expenses for the nine months ended September 30, 2008 and 2007 were $134,840 and $51,897 respectively. The operating expenses were primarily accounting and audit fees as a public company.

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

For the nine months ended September 30, 2008 and 2007

	2008	2007

Cash used in operating activities	$193,762	$(51,897)

Cash used in investing activities	-	-

Cash provided by financing activities	$-	51,952

Net effect on cash	$(211)	55

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is not required to provide the information called for in this Item 3 due to its status as a Smaller Reporting Company.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed in our Form 10KSB/A filed on October 24, 2008.  See our Form 10KSB/A for a discussion of our plans to remedy the material weakness and bring our controls and procedures into effective status.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the third quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting .

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

Dated: November 19, 2008	By:	/s/ FREDERIC S. RICHARDSON
Frederic S. Richardson
Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2008	By:	/s/ SARAH JACKSON, CPA
Sarah Jackson, CPA
Chief Financial Officer (Principal Executive Officer)