Form 10-K
period 2008-12-31
Mod Hospitality, Inc.
filed 2009-04-15
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-24723

Mod Hospitality, Inc.
(Name of small business issuer in its charter)

NEVADA	88-0393257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11710 Old Georgetown Road, Suite 808, North Bethesda, MD	20852
(Address of principal executive offices)	(Zip Code)

(301) 230-9674
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 Preferred Stock, par value $0.001 (Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐   No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares and aggregate market value of common stock held by non-affiliates as if the last business day of the registrant’s most recently completed second fiscal quarter was 902,352.

There were 10,804,829 shares of common stock outstanding as of April 10, 2009.

PART I

Item 1. Business

Overview

We were originally organized in the State of Delaware in February 1993 under the name PLR, Inc. Our business operations are primarily conducted through our three (3) indirect subsidiaries, ECRV Hanover LeaseCo, LLC (“Hanover”), ECRV Clinton LeaseCo, LLC (“Clinton”), and ECRV FM LeaseCo, LLC (“Absecon”), limited liabilities companies incorporated under the laws of the State of Delaware.

In November 1997, PLR, Inc. changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. (“URBA”). On April 11, 2003, URBA changed its name to PSPP Holdings, Inc. On August 11, 2008, PSPP Holdings, Inc. changed its name to Cynosure Holdings, Inc. by filing a Certificate of Amendment to Articles of Incorporation with the State of Nevada.  Effective September 22, 2008, PSPP Holdings, Inc. changed its company name to Mod Hospitality, Inc. (hereinafter referred to as “Mod Hospitality,” “we,” “us” or the “Company”).

On March 26, 2008, ECV Holdings, Inc. (“ECV’) was formed under the laws of Delaware. On April 4, 2008, ECV entered into a stock for membership interest agreement with East Coast Realty Ventures, LLC (“ECRV”) which owned all of the membership interest of Hanover, Clinton, and Absecon. As a result of the stock for membership interest transaction, ECV acquired 100% of the membership interest in Hanover, Clinton and Absecon by issuing Frederic Richardson, the sole member of ECRV, 100,000 shares of its common stock.

Effective May 8, 2008, ECV entered into a share exchange agreement with Frederic Richardson and FLNU, a non-reporting small public company listed on the Pink Sheets Grey Market, whereby, Frederic Richardson transferred to FLNU 100% of the issued and outstanding common stock of ECV, in exchange for 28,000,000 shares of common stock of FLNU, which represents 80% of FLNU’s outstanding common stock. As a result of the share exchange transaction, Hanover, Clinton and Absecon became the wholly-owned subsidiaries of FLNU.

On October 21, 2008 (the “Closing Date”), we entered into a share exchange agreement (the “Share Exchange Agreement”) with ECV and FLNU. On the Closing Date of the share exchange transaction, we issued FLNU 50,000,000 common stock, or approximately 99.12% of our common stock outstanding, in exchange for all of the outstanding common stock of ECV from FLNU.

ECRV Hanover Hospitality LeaseCo, LLC

Hanover leases the Holiday Inn Express Flag from a property called the Holiday Inn Express BWI, a 159-room five-story hotel on a 4.60 acre lot located in Hanover, Maryland. Hanover owns the operation of the hotel, but leases the hotel building from the owner of the property. The hotel is located in a growing suburb of Baltimore, with excellent access to the Baltimore-Washington International Airport. The area benefits from good access to the major traffic arteries connecting the local area to the surrounding metropolitan area.

Facilities

All of the public space, including the guest registration, lobby, meeting space, sales and administrative offices are located on the first floor. The fitness center and outdoor pool are accessed from the first floor. The hotel contains a total of approximately 1,300 square feet of flexible meeting space that is functionally laid out. A free-standing restaurant building that is leased to Denny’s is located in the front portion of the site.

Guest Rooms

The guestroom facilities include 68 rooms with king-size beds, 87 rooms with double beds, and 4 suites. The overall quality and condition of the guestrooms have been accessed by an external appraiser as being in a range between “good” to “very good.” Each of the guestrooms features remote control television with cable, telephone, desk with chair, dresser, nightstands, lamps and lounge chair. Guestroom drapes, mattresses and bedspreads, carpeting and case goods are all in good overall condition.

Quality

As of December 31, 2008, the hotel’s Overall Satisfaction Index was 86.99.  The hotels index continues to rise.  It has increased by 0.19 since June 2008.  The InterContinental Hotels Group (“IHG”) monthly quality self-assessment for December 2008 was completed and the maintenance team continues to conduct HoliKare (a key room inspection program developed  by IHG) on all of the guest rooms as of December 31, 2008. IHG is primarily engaged in managing hotels owned by other parties and in franchising its hotel brands.

Improvements to the Property

In the twelve (12) months period ended December 31, 2008, Hanover made many improvements to the hotel as follows:

●	A new video surveillance recorder purchased from TechMark.

●	Artwork for the breakfast bar area purchased through Purchase Partners, Inc.

●	Six side chairs for the breakfast bar area purchased through Purchase Partners, Inc.

●	An ice maker for the breakfast kitchen purchased through Home Depot.

The hotel has implemented an energy cost reduction plan that delineates energy savings procedures for all hotel departments, including Sales and Catering Department, Maintenance Department, Housekeeping Department, Front Desk and Shuttle Department.  Although this energy cost reduction plan only addresses small behavioral changes, the hotel will continue to seek new and better ways to conserve energy and cut costs on an ongoing basis.

Some examples of procedures implemented by this plan:

●	Air Conditioning: Ensure filters and heater coils are cleaned quarterly in all units, set units from automatic and temperature controls to low heat
●
Guest Rooms: Ensure all light bulbs are 23 watt energy efficient; Advise guests that bed linen are laundered every three (3) days and towels more than once every three (3) days unless earlier service is requested; Keep lights off in unoccupied rooms

●
Kitchen: During low occupancy periods, ensure that the breakfast host operates on one (1) oven, one kind of fruit is removed from the breakfast bar, and all lights in the breakfast pantry are turned on only during breakfast hours.

●	Distribution of Memorandum: Ensure that memorandums will be printed only if distribution of hard copies is necessary, and if so, only one (1) function sheet per department shall be distributed.

Operations

Hanover began offering deeply discounted rates via opaque websites such as Priceline.com and Hotwire.com. This was executed in an effort to sell distressed room inventory, which increased occupancy and revenue per available room (“REVPAR”), a ratio commonly used to measure financial performance in the hospitality industry and arguably the most important ratio used in the hospitality industry. The REVPAR of Hanover for December 2008 decreased by$2.00 as compared to the same period last year, while the occupancy for December 2008 increased by 8% as compared to the same period last year.  The room revenue for December 2008 was $264,951 as compared to $274,695 last year, reflecting a decrease of $9,744.  The average daily rate (“ADR”) for December 2008 was $102, reflecting $22 decrease from last year.  As a result of its increasing the offer of inventory to third party internet sites, the occupancy increased in 2008, realizing an increase of occupied rooms by 383 as compared to last year. In 2008,  2748  rooms were booked via internet at an ADR of $69.31, as opposed to 709 rooms at an ADR of $108.54  that were budgeted and the 323 realized in 2007. For the twelve (12) months ended December 31, 2008, the total revenue generated via internet bookings was $190,477. This operation strategy was very effective in filling Hanover’s occupancy on weekends that are typically soft, in particular, the 4th of July. In addition to internet bookings, as of December 31, 2008, Hanover booked 35,166 additional rooms, compared to 40,189for the same period last year.

Hanover has hired a new Director of Sales, Lauri Reynolds who comes from the Holiday Inn Express at the Stadiums in Baltimore.  Ms. Reynolds brings with her a wealth of experience in hotel sales, including many contacts in the industry.  She has a good overall familiarity with both the Annapolis and BWI/Baltimore markets.

	Actual	Budget	Variance	Actual	Variance
	December 31, 2008			December 31, 2007
Rooms Sold	2597	2826	(229)	2214	383
Occupancy	52.70%	57.35%	(4.65)%	44.93%	7.77%
ADR	102.02	124.43	(22.41)	124.07	(22.05)
REVPAR	53.76	71.35	(17.59)	55.74	(1.98)
Room Rev	264,951	351,636	(86,685)	274,695	(9,744)

(1)	The information provided in the table above is unaudited.

Operation Expenses: Actual v. Budget (Unaudited)

For the 12 months period ended December 31, 2008, the actual expenses of many operation lines have exceeded the budget which is described as follows:

•
Other Income: This operation line was over budget because the expense of the Suite Shop, a new operation line set up in 2008, was not budgeted.  The cost associated with the Suite Shop was $14,931, and the income generated by the Suite Shop was $10,570.

•
 Laundry: This operation line was over budget by $26,702 because the hotel began using environmentally friendly stain blaster and laundry chemicals, which caused the laundry expense to be over budget by $413 a month.

•	Complimentary Breakfast: This Operation Line was $10,000 over budget because each month the complimentary breakfast was $971over the cost of hot food per IHG standards.
•
The Franchise Reservation Fee: The franchise reservation fee was over budget by $1,586 as a result of the $1,630 charged by Macro during December 2008.  The franchise has started to bill $5 for every room booked through the toll free reservation system, which will increase the franchise fee expenses in the future.

Market Opportunity

Located close to the Baltimore Airport, Hanover sees continuous demand from business and tourist travelers to the Greater Baltimore area. Baltimore is the largest city in the state of Maryland in the United States. Greater Baltimore is the home of six Fortune 1000 companies, Constellation Energy, Grace Chemicals (in Columbia), Black & Decker (in Towson), Legg Mason, T. Rowe Price, and McCormick & Company (in Hunt Valley). Other companies that are located in Baltimore include, Brown Advisory, Alex Brown, a subsidiary of Deutsche Bank, FTI Consulting, Vertis, Thomson Prometric, Performax, Sylvan Learning/Laureate Education, Under Armour, DAP, 180°, Old Mutual Financial Network, and Advertising.com.

In the past two (2) decades, both the private and public sector has redirected investment into the city's center. Because of these efforts, downtown Baltimore experienced revitalization. The Inner Harbor redevelopment, which includes a festival market on the waterfront, has received national attention. Further, Baltimore has retained its status as an important port, educational and cultural center. Although it faces increasing competition from the Maryland counties that surround Washington, D.C., Baltimore remains the financial, legal, corporate and political center of Maryland. The Baltimore metropolitan area that lies within 40 miles of the nation's capital has also benefited from the growth of the Washington, D.C. metropolitan area.

Currently, the private sector economy is broad-based as the regional economy moves increasingly toward services, trade and technology-based employment. The manufacturing industry still maintains its presence, along with high-tech contractors, educational institutions, public utilities, retailers and financial institutions. Baltimore has shifted primarily to a service sector-oriented economy, with Johns Hopkins University and Johns Hopkins Hospital the largest employer. Government employment is also a major factor in the local economy, accounting for approcximately17% of the total jobs. As Baltimore City is only 40 miles from Washington, D.C., the city benefits from its proximity to the nation's capital and its enormous federal government presence and spending. There are two major federal government military installations in the region – Fort George G. Meade in Anne Arundel County and the U.S. Army Aberdeen Proving Grounds in Harford County. In addition, the National Security Agency, a government intelligence complex, is located adjacent to Fort Meade.

Competition

Located only a few miles from the BWI airport, Hilton Garden Inn with 150 guest rooms, and Homewood Suites with 99 suites were opened on March 16, 2009. In addition, A lot and Element Arundel Mills were opened on April 1, 2009, with Aloft Arundel Mills featuring 142 rooms and Element feature 145 extended stay rooms.  As a result of the opening of the new hotels, Hanover will encounter increasing completion in maintaining its market shares and profitability.

ECRV Clinton LeaseCo, LLC

Clinton operates a private boutique hotel located in the Art Deco District in South Beach, Miami, Florida. The Art Deco District in South Beach is the primary attraction of Miami Beach, which makes up the lower third of the island of Miami Beach.

The Clinton Hotel is a four-floor building with 88 guest rooms, locating on a 0.45 acres lot. Clinton has no franchise or licensing agreements. After a complete renovation, reconfiguration and expansion of the property in 2003, the building and facilities are in a very good condition.

Facilities

Clinton owns the operation of the hotel, but leases the hotel building from the owner of the property. In the year of 2007, Clinton focused its attention on completing the Pool Refurbishment Proposal with an aggregate cost of $37,000, in addition to conducting several deep cleaning projects. The public space, including the restaurant and bar, guest registration and lobby, retail shops, full-service Spa, and sales and administrative offices are located on the first floor. The meeting space of the Clinton Hotel as well as outdoor area is located on the fourth floor. In September, 2008, the Spa was moved all of its services to the first floor. Subsequently, the fitness center will be moved to the space vacated by the Spa. The Clinton Hotel features a small courtyard on the first floor between the lobby and restaurant, which includes a jetted swimming pool, wading pool and cabanas.

The restaurant has a new manager who has taken action to improve every aspect of the restaurant operations, including conveying a mandatory weekly meeting to evaluate cross-marketing opportunities and overall quality in product and service. The Spa actively participates in cross-marking with the hotel, and focuses on improve the quality of its products and overall marketability.

Guest Rooms

The guestroom facilities are in good overall quality and condition, including 6 rooms with king-size bed, 65 rooms with queen-size bed and 17 rooms with double beds. Each of the guestrooms features remote control televisions with cable, telephone, desk with chairs, loveseat, coffee table, dresser, nightstands, lamps, mini-bar, CD players, coffee makers, and spa-product bar. Some guestrooms have Jacuzzis on the balconies.

Revenue Generating Food, Beverage and Retail Outlets

The Clinton Hotel has one leased food and beverage outlet located on the first floor with access from both the hotel and Washington Avenue. In addition, approximately 5,500 square feet of retail and restaurant space are leased to third parties, which include two food and beverage outlets, one clothing store and one beauty salon and spa. These leases can generate approximately $63,000 per month.

Quality

The Clinton Hotel is currently rated 3.5 stars on Expedia and hope to increase its rate to 4 stars prior to the beginning of the third quarter. Currently the hotel is working with our market manager to regain the 1/2 star. The Clinton Hotel is maintaining its Expedia and Trip Advisor Satisfaction score at 4 out of 5 with 86% of all guests recommending the property. Strong points are service and room cleanliness, but conditional components of these scores are currently driving the overall scores down slightly. The conditional components consist of thin walls, old poorly installed carpet in hallways which will be replaced in October, and aging guest rooms. We have taken preventive maintenance measures to mitigate the guest room conditional items, but the product is beginning to show its age.

Aggressive preventive maintenance is the key in the hospitality industry. In order to fulfill this goal, we recently had to replace our Chief Engineer because he does not grasp and embrace the concept of aggressive preventive maintenance, and does not share the management team’s expectation for the quality and standard of our product.

Operations

The revenues arising from the rooms sold for the fiscal year 2008 was about $472,000, approximately $121,000 under budget and $100,000 less than the revenues for the same period of 2007.  In 2008, the average room rate was $147.63, approximately $39 below the room rate of 2007 and $42 below the budget for 2008.  The occupancy rate decreased to 79.26% in 2008 from over 83% in 2007, and was approximately 7% under the 2008 budget.

The last few months of 2008, December of 2008 in particular, were undoubtedly affected by the unforeseen global financial crisis. Although the crisis has devastated the hospitality industry, as entertainment, leisure and tourism are very vulnerable to economic uncertainty and volatility, the Clinton hotel managed to weather the storm by adapting to the new circumstances. The demand for the luxury end of the market is likely to decrease while demand for either low cost or perceived good value products and services is likely to grow. Airlines and hotels need to rapidly adapt to this trend.

	Actual	Budget	Variance	Actual	Variance
	December 31, 2008			December 31, 2007
Rooms Sold	2213	2356	(147)	2279	(66)
Occupancy	79.26%	86.4%	(7%)	83.54%	(4%)
ADR	147.63	190.06	(42.42)	186.88	(39.25)
REVPAR	119.76	181.73	(61.96)	156.12	(36.36)
Room Rev	326,711	447,775	(121,064)	425,899	(99,188)

(1)	The information provided in the table above is unaudited.

Operation Expenses: Actual v. Budget (Unaudited)

Hitting the budget mark in Rooms Profit was a challenge as a result of the softer than desired Average Daily Room Rate. Operational efficiencies were difficult to achieve, despite that the cost per occupied room numbers (CPOR) was largely in line with targets.

	Actual	Budget	Variance
Labor	54,000	62,239	(8,239)
Expenses	24,893	33,119	(8,226)
Total	78,892	95,358	(16,466)

(1)	The information provided in the table above is unaudited.

Expenses were largely well-controlled with no significant variances from the budget. Repairs and maintenance expenses were very well controlled, which were under-budget if the occupancy rate is taken into considerations. Labor on a CPOR basis was in line with the budget, but as a percentage of revenue, the labor cost was high. This is inevitable in an environment where the rate is low and the volume is high.

Market Opportunity

Located in the South Beach, the Clinton Hotel embraces the great market opportunity for hospitality industry. Considered one of the most desirable locations in North America, the South Beach area has become a world-renowned destination for its beach, shopping and business amenities. The South Beach becomes a magnet for fashion, music and entertainment industry celebrities. Leisure visitors from all over the world are drawn to the area’s cosmopolitan atmosphere, chic restaurants, hip nightclubs and world-renowned beaches.

According to a survey conducted by the Greater Miami Convention and Visitors Bureau, South Beach attracts approximately 7,000,000 visitors on an annual basis, which makes it rank the second most popular tourist destination in Florida after Walt Disney World. The latest visitor statistics indicate that 4.7 million people had overnight accommodations in Miami Beach. The average length of stay in Miami Beach is approximately six (6) nights and the average travel size is roughly two (2) people.

Since the early 1990s, the desirability of the area has been enhanced greatly. The near-term outlook is for continued redevelopment on a select basis.  The South Miami Beach area has become a world-renowned destination for its beach, shopping, and business amenities, and is considered one of the most desirable locations in North America. Therefore, despite the fact that domestic hospitality industry has declined significantly caused by the economic downturn in the U.S., there is continuous strong market demand for Clinton Hotel.

Competition

The occupancy rate of the Clinton Hotel reached 79.26% as of December 31, 2008, which represents a 4 % decrease from the hotel occupancy rate for the same period last year. Notwithstanding there has been a strengthening in terms of market demand, the Clinton Hotel is facing challenges to sell its guestrooms at the desired price because some hotels in the South Beach has increased their guestroom supplies.

As of December 31, 2008, there has been additional guestroom supply in the market compared to the supply in the same period in 2007. Over 2000 guest rooms have been added to the market.

Marketing

Due to the downturn in the American economy, domestic hospitality industry has declined significantly. The financial crisis has become a global one and therefore, international customers have also dropped off in comparison to last year.  The U.S. dollar and Euro have strengthened considerable and ironically may encourage Americans to travel abroad.  This is a disturbing trend which will be monitored and addressed by aggressive marketing and the implementation of technology designed specifically to price rooms at highly competitive prices. In order to maintain the growth of Clinton Hotel, Clinton has taken the following marketing strategies:

•
Implementation of a targeted plan to migrate a large segment of the marketing efforts of the Clinton from traditional third party internet hotel marketing outlets to the hotel’s website and reservation lines. This strategy will increase revenue by;

•	Reducing third party fees
•	Increasing personal contact
•	Increasing utilization of forecasting tools and reports
•	International networking and sales efforts
•	Improved internet placement
•	Maximization of rates for special events
•	Guests invited back at reduced rates when booking through hotel reservation systems as opposed to third party systems.

•	Strong Operating Performance: Bolster hotel operations by enhancing service and communications to guests.

•	Critical Mass Marketing in the Nation’s Premier Gateway/Destination Markets: Make use of internet and travel agency outreach and placement.

•	Ongoing Revitalization: Schedule upgrades around key events.

•	Maintaining Premier Restaurant and Bars: Feature a variety of desirable food and beverage options that capture both guest and local demand.

ECRV FM LeaseCo, LLC [Absecon]

Facilities

The site of Absecon, the Fairfield Inn, is located in Absecon, New Jersey. Absecon owns the operation of the Fairfield Inn, but leases the hotel building from the owner of the property. Constructed in 1985, the site is improved with a six-story hospitality facility with 200 guestrooms and totaling approximately 92,000 square feet. The subject facility is located on an approximate 5.31 acre lot. Amenities include an outdoor swimming pool, laundry facility, lobby and dining area, exercise room, and two meeting rooms. Surface parking can accommodate 200 vehicles.

A Property Improvement Plan (PIP), dated October 2007, totals $1,105,000. The PIP includes funds for common area refurbishment, employee area refurbishment, guestroom refurbishment, and exterior improvements. Management assumes that the items in the provided PIP will be accomplished in the short term; therefore, no immediate repair funds for these items are included in this report. In addition, the reserve analysis is based on the expected completion of these items in the short term.  The lending institution also waved the industry standard requirement of a 4% capital expenditure escrow for the first two years.

Quality

The hotel was inspected, by Marriott in November 2008. It received a score of 83%, which put the hotel in the yellow performance classification with Marriott.  The inspection has been reviewed by management that will take all the necessary steps to make all of the necessary corrections will be performed. The hotel renovation program is in progress and continues on the third and fourth floors of the hotel. The exterior painting is complete in 2008 and work is beginning in the breakfast seating area.  The hotel is in target to meet the Marriott inspection deadline of March 1, 2009.

Improvements to the Property

Recently, Clinton has completed the following improvements to the hotel property:

●	Curved shower rods were installed in the bathrooms.
●	Management began to replace light bulbs in the bathrooms with brighter ones.
●	Preventative maintenance was continued in rooms.
●	Deep cleaning of rooms was continued.
●	New pool furniture was purchased at the expense of $5,847.
●	Carpets were cleaned in 85% of the rooms, 15% will be cleaned later.

Operations

	Actual	Budget	Variance	Last Year	Variance
	December 31, 2008			December 31, 2007
Rooms Sold	1228	1825	(597)	1535	(307)
Occupancy	19.80%	29.40%	(9.60%)	27.40%	(7.60%)
ADR	72.92	101.37	(28.45)	100.41	(27.49)
REVPAR	24.47	50.55	(26.08)	25.69	(1.22))
Room Rev	89,548	185,000	(95,452)	154,136	(64,588)

(1)	The information provided in the table above is unaudited.

In December 31, 2008, REVPAR was down by 1.22% as compared to last year.  There was a decrease in ADR by $27.49  and a decrease in occupancy by 7.6%.  This can be attributed to the new room supply in the Atlantic City Market and a decline in market demand due to the global financial crisis.

Operation Expenses:  Actual v. Budget (Unaudited)

For the twelve (12) months ended December 31, 2008, expenses have largely been under control within the budget. Most of the variances can be explained by work on the property improvement plan.  The complimentary breakfast expense was over budget due to the construction workers.  Every month, each utility was over budget and was affected by the renovation project.  The A&G expense was under-budget as the general manager’s salary had not been accrued in November.

Market Condition

Atlantic City has seen a dramatic decline since June 2008. The casinos have shown an 11% decrease in money won by the casinos, which translates into significant drops in revenue, occupancy, and room rates. The casinos reported a 6.7% decrease in revenue for the twelve (12) months period ended December 31, 2008, compared to the same period last year.

 According to the latest STAR report, Absecon is still maintaining its fair share of the market, but the market is still in a declining mode.  REVPAR has decreased in the Midscale Tract (Absecon’s tract) by 46.2% year to date. In December 2008, the casinos reported a drop in revenue of 18% from the previous year.  The economy and also ongoing renovations has caused a similar decline in the hotel’s revenues.  The competitive set continues to reduce rates to minimize occupancy loss and in December, the new Marriott Courtyard and the new Residence Inn began to match our rates.  This was the first month the hotel experienced a sister hotel being able to reduce rates to the hotel’s level.

Below are the steps that have been taken by the hotel and the new Director of Sales:

•	Genesis Golf Packages – Submitted 2009 rates to Gary O’Shea. Genesis Golf Packages is a company that creates and books golf packages for consumers.

•
Booking.com – Used International Booking agent through Priceline – signed up and submitted rates for 2009.  As of November 2008, the site is live with correct rates.  There is a 14% commission offered for the first 90 days, when the commissions drop to 12%.

•	Expedia/Hotels.com/Travelocity/Orbitz – Conducted negotiation to move the hotel’s listing up on all of the sites. The negotiation is in progress.

•	E-mail Blasts – Emailed two potential buses, which bring groups to the area for about 50 companies.

•
Solicitation Calls – Called 2009 Convention on Atlantic City scheduled to organize room rates which made the hotel listed for overflow.  The hotel is also trying to negotiate with the Wrestlers Convention for 2010, as the convention has all the rooms it needs for 2009.

In this dire economic environment, the hotel has not only made special efforts to increase occupancy, but also to reduce cost.  Some of the measures that the hotel has implemented are:

1.	Cut 56 hours per week from the front desk payroll, which generated a saving of $2,000 per month.
2.	Order front office supplies in bulk.
3.	Use one breakfast attendant every day.
4.	Reduce the amount of food ordered for breakfast.
5.	Use laundry in house
6.	Combine laundry and houseman duties on low occupancy days
7.	Request the general manager’s approval on all orders.

An increase in housekeeping and engineering payroll will occur for the first few months of 2009 due to the scheduled renovations.

Competition

During the month of May 2008, 3,300 new hotel rooms were opened in the Atlantic City Market. The Water Club by Borgata opened 2,002 new rooms and Harrah’s Resort opened 800 new rooms.  Both of them are located at the Marina area.  In addition, a new Marriott Courtyard was opened in Atlantic City, three (3) blocks from the Trump Taj Mahal with 206 new rooms, and a full-service Holiday Inn opened on the boardwalk with 330 rooms. These new additional guestroom supplies will adversely affect Absecon’s market share and profits.

Item 1A. Risk Factors

Risk Related to Our Business

WE HAVE LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN NEW AND RAPIDLY EVOLVING MARKET.

We have only two years of limited operating history. We also face many of the risks and difficulties encountered in new and rapidly evolving markets. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by small developing companies. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND FRAGMENTED, AND WE MAY NOT BE ABLE TO MAINTAIN OUR MARKET SHARE.

We operate in highly competitive markets and expect competitions to persist and intensify in the future. Several hotels in South Beach and Absecon have increased their guestroom supplies to the market, which will adversely affect the market demand for the guestrooms of our hotels. We also face the risk that new competitors with greater resources than us will enter the markets. Competition among hotels can lead to a reduction in room rates which will hurt our profitability and slow our growth.

THE DOWNTURN OF THE OVERALL ECONOMY OF THE U.S. HAS SIGNIFICANTLY REDUCED DOMESTIC TOURISM. EVEN THOUGH CURRENTLY INTERNATIONAL TOURISM WILL HELP TO OFFSET THE DOWNTICK IN DOMESTIC HOSPITALITY BUSINESS, THERE IS NO ASSURANCE THAT THE INTERNATIONAL TOURISM WILL MAINTAIN ITS CURRENT STRENGTH, AND CONTINUOUSLY MITIGATE THE LOSS OF DOMESTIC TOURISM IN THE FUTURE.

The hospitality industry is always susceptible to global economics.  At this point in time, the American economy is a huge risk for the hospitality industry.  Due to the downturn of the U.S. economy, domestic tourism has declined significantly. At Clinton Hotel, international tourism, in the height of its travel season, is showing strength, and based upon the strengthening of the booking pace in June and August, 2008, the growth in international travel will help to offset the lackluster domestic demand and our loss due to the additional guestroom supplies by other hotels in the area. However, although international tourism has increased, this increase may not be enough to mitigate the loss of domestic tourists’ dollars due to the steep decline in the dollar’s value. Moreover, no international tourism will contribute to offsetting the lackluster domestic market demand for the two hotels operated by Hanover and Absecon respectively.

THE FUTURE OF THE COMMERCIAL REAL ESTATE LENDING IS UNCLEAR. THERE IS NO ASSURANCE THAT WE MAY CONTINUE OUR LEASES WITH THE OWNERS OF THE HOTEL PROPERTY.

Hanover, Clinton and Absecon own the operations of the Holiday Inn Express BWI, the Clinton Hotel and the Fairfield Inn, respectively, and lease the building space from the owners of the real estate. The operations have no ownership of the buildings’ financing or responsibility for capital items, real estate taxes, or property insurance. Whether the companies can continue the operations of the hotels depends upon whether they may renew their leases with the owners of the property.

THE SOARING ENERGY COSTS WILL INCREASE THE COST OF GUEST SERVICE AND CONSEQUENTLY REDUCE OUR PROFITABILITY.

The soaring energy costs can adversely affect every point of guest service from check-in at the front desk to ascent in an elevator, from the utilization of meeting space to food and beverage operations and safety. To a great extent, the profitability of our hotels will rely upon our hotel owners and managers’ ability to continuously reevaluate their energy risk management strategies including alternative sources, disaster recovery plans, financing, and hedging strategies. Due to the volatility of the energy market, there is no assurance that the energy risk management strategies adopted by our manager will be the effective.

THERE IS NO ASSURANCE THAT OUR MANAGERS CAN MITIGATE THE LOSS IN THE EVENT THAT THE PARTIES TO OUR CONTRACTS FAIL TO HONOR THEIR CONTRACTUAL OBLIGATIONS.

In the hospitality industry, there has been a sharp increase in the utilization of outsourcing arrangements for items such as procurement services, network and other data host sites, and food and beverage. Hotel owners and managers need to measure and monitor the risk to their organizations should these business partners not be in a position to honor their contractual obligations. However, there is no assurance that the hotel owners and managers will always take the most effective measures.

Risk Related to Our Industry

THE HOTEL INDUSTRY IS HIGHLY COMPETITIVE, AND OUR PROPERTIES ARE SUBJECT TO ALL THE OPERATING RISKS COMMON TO THE HOTEL INDUSTRY.

Our properties are subject to all the operating risks common to the hotel industry. These risks include:

●	changes in general economic conditions;
●	decreases in the level of demand for rooms and related services;
●	cyclical over-building in the hotel industry;
●	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations;
●	the inability to obtain property and liability insurance to fully protect against all losses or to obtain such insurance at reasonable rates; and
●	changes in travel patterns.

In addition, the hotel industry is highly competitive. Our properties compete with other hotel properties in their geographic markets, and some of our competitors may have substantially greater marketing and financial resources than we do.

WITH THE INCREASED RISK OF TERRORISM, THE RISK OF A PANDEMIC HAS PRESENTED ITSELF TO ALL INDUSTRIES AND THE HOSPITALITY INDUSTRY IN PARTICULAR.

Due to the increased risk of terrorism, the risk of a pandemic has presented itself to all industries. If a pandemic were to strike, it will likely impact the hotel industry more than others, as this tourism market relies on people travelling for business, pleasure, and recreation. The lack of assessing and planning for such an occasion presents the most important risk to the industry. Changes in the risk access in the insurance market in recent years mean that there is often very limited or no protection against many of the risks that can come with a pandemic. Traditionally, cover for loss of business is related to a material or tangible event, such as fire. The illness or absence of staff usually falls outside the usual insurance coverage, which leaves assessing and planning for such an event, the only line of defense. There is no assurance that our hotel owners and managers can take the effective risk assessment and control plans in the event of terrorism attack.

Risk Related to Our Common Stock

OUR COMMON STOCK ARE CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock are subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT SUBSCRIBERS TO OUR STOCK.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

Item 2. Properties.

●
The hotel operated by Hanover has its address at 7482 Ridge Road, Hanover, Maryland which is close to the Baltimore Airport. The hotel is located in a growing suburb of Baltimore, with excellent access to the Baltimore-Washington International Airport. The area benefits from good access to the major traffic arteries connecting the local area to the surrounding metropolitan area. The hotel contains a total of approximately 1,300 square feet of flexible meeting space that is functionally laid out. A free-standing restaurant building that is leased to Denny’s is located in the front portion of the site.

●
The hotel operated by Clinton has an address at 825-835 Washington Avenue, Miami Beach, Florida. The Clinton Hotel is a four-floor building with 88 guest rooms, locating on a 0.45 acres lot. After a complete renovation, reconfiguration and expansion of the property in 2003, the building and facilities are in a very good condition. Clinton has no franchise or licensing agreements.

●
The hotel operated by Absecon is located at 405 East Absecon Boulevard (A.k.a. U.S. Highway 30), Absecon, New Jersey. Constructed in 1985, the site is improved with a six-story hospitality facility with 200 guestrooms and totaling approximately 92,000 square feet. The subject facility is located on an approximate 5.31 acre lot. Amenities include an outdoor swimming pool, laundry facility, lobby and dining area, exercise room, and two meeting rooms. Surface parking can accommodate 200 vehicles.

Item 3. Legal Proceedings.

Currently, there are three pending litigations against our subsidiaries, and we are not aware of any other pending or threatening litigation against us or our subsidiaries.

In Beachview Restaurants, LLC vs. ECRV Clinton Leaseco, LLC, brought in the Circuit Court in and for Miami-Dade County, Florida (Case NO. 07 29326 CA 22), the plaintiff claims breach of lease and fraudulent inducement in connection with Clinton’s eviction of the plaintiff based upon non-payment of rent in 2007. It is unlikely that there will be an unfavorable outcome in this matter inasmuch as the plaintiff has yet to state a cause of action regarding any breach of lease or inducement to sign the lease. There are sound defenses from Clinton. The amount in controversy has been stated as merely in excess of $15,000.

In Miami-Dade County vs. Clinton, brought in the Circuit Court in and for Miami-Dade County, Florida (Case No. 07-32742 CA 22), the plaintiff claims non-payment of bills arising from a dispute over a previously undisclosed water and sewer fee imposed by Miami-Dade County, Florida. It is unlikely that there will be an unfavorable outcome in this matter in that it appears that the suit was filed beyond the applicable statute of limitations. The amount in controversy is claimed to be slightly in excess of $42,000.

In Rafael Barrera vs. Clinton Hotel Investors, LLC and East Coast Realty Ventures, LLC, brought in the Miami-Dade County Circuit Court (Case No. 08-67650 CA 24), the plaintiff filed an eight (8) count complaint with counts II, IV and VI appling exclusively to Clinton Hotel and counts I, III, V, VII, and VIII applying exclusively to East Coast Realty Ventures, LLC. Count II is for an alleged breach of the employment contract between the plaintiff and Clinton Hotel resulting from an alleged failure of the Clinton Hotel to pay four (4) months of base salary beginning on the date of the plaintiff’s termination. Count IV requests an accounting of vacation and bonus payments for the period beginning August 10, 2001 and ending on August 16, 2007. Count IV is for unjust enrichment based on an alleged failure to properly compensate the plaintiff. The Clinton Hotel filed a motion to dismiss which is set for hearing in May, 2009. The plaintiff claims damages against the Clinton Hotel in the approximate amount of $115,000, all of which was being denied by the Clinton Hotel.

In 2005, the Company retained the legal services of Weed & Co, LLP.  On December 3, 2007, Weed & Co, LLP filed a complaint in Superior Court of the State of California in dispute over payment of legal fees against the Company and other defendants.  On March 11, 2008, the other defendants entered into a settlement agreement where Weed & Co, LLP was to be paid $87,500.  Weed & Co., LP has the right to re-file the complaint should the other defendants not satisfy this agreement.  There is no liability reflected in the accompanying consolidated financial statements for this uncertainty.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 21, 2008, pursuant to a written consent, the holders of the majority of our voting stock approved us to enter into a share exchange agreement with FLNU and ECV Holdings. Pursuant to the share exchange agreement, FLNU will transfer all of the issued and outstanding common stock of ECV Holdings in exchange for 50,000,000 shares of our newly issued common shares. A copy of the Share Exchange Agreement was filed as exhibit to the Form 8-K filed on October 27, 2008 and incorporated herewith by reference.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was initially quoted on OTCBB under the symbol PSPP. On September 22, 2008, we changed our symbol to MODY. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the OTCBB.

Fiscal Year 2009 Quarters Ended:	High	Low
March 31, 2009	$0.10	$0.10

Fiscal Year 2008 Quarters Ended:	High	Low
March 31, 2008	$0.01	$0.006
June 30, 2008	0.75	0.01
September 30, 2008	0.17	0.15
December 31, 2008	.15	0.10

Fiscal Year 2007 Quarters Ended:	High	Low
March 31, 2007	$11.00	$10.00
June 30, 2007	66.00	10.00
September 30, 2007	80.00	7.10
December 31, 2007	6.90	1.00

Holders of Record

As of April 13, 2009, there were approximately172 stockholders of record of our common stock, and the closing price of our common stock was $0.10 per share as reported by OTCBB. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

As of April 13, 2009, there were approximately three (3) stockholders of record of our preferred stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to pay any dividends in the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Company Overview

We are committed to finding unique and profitable hotel operations throughout the world. We exploit the changing real estate market with new financing structures and finds quality assets to which it can bring superior cost management and revenue generation skills. In addition, we structure our acquisitions without tying itself to any one investor or external financing.

We plan to focus on the top three tier franchise and boutique operations throughout the country. It currently owns the operation of a boutique hotel in the Art Deco District of Miami, South Beach, Florida and branded hotel operations in the North East.

Hanover, Clinton and Absecon have neither ownership of the hotel buildings’ financing nor responsibility for capital items, real estate taxes, or building insurance, but Hanover, Clinton and Absecon perform management of these items, which give the real estate investors a low-maintenance real estate investment.

Under separate management agreements, Hanover, Clinton and Absecon engaged the services of Park Place Hospitality, Inc (“PPHG”) with its base of operations located in Charlotte, North Carolina, to run the operations of the hotels. In September 2008, we terminated PPHG’s management arrangement for the Clinton Hotel in South Beach, Miami, Florida, and in February 2009, we terminated PPHG’s management agreement for the Holiday Inn Express in Hanover, Maryland. We have retained the management services of Mid-Atlantic Realty Group, an entity controlled by Frederic Richardson, our Chairman and CEO, for both these hotels under the same terms as with PPHG, with formal agreements pending to be executed.

Plan of Operations

In this slower demand environment, we are working aggressively to enhance property-level house profit margins by reviewing room amenities and adjusting room rates. We continue to implement new technology, develop new sales promotions, and improve our properties to increase property-level revenue, rather than simply discounting room rates.

Our plan of operation includes for the next twelve months fee generation from management agreements on three hotels.  The operations will include selling equity participation on future hotel acquisitions. We plan to raise additional capital through a formal registration of equity contributions from its principal shareholder. Currently there are no planned acquisitions.  We do not plan to sell any of its assets or operations at this time.

We believe that despite recent economic downturns the market for hotel lodging is stable in the markets in which we maintain the operations of the hotels.  The American Hotel & Lodging Association stated that 2007 was the best year ever for the U.S. lodging industry. Spurred on by the weak U.S. dollar that has induced foreign travelers to the United States and consumers within the United States to travel within its borders.  Additionally, peak construction of new hotels in markets where we maintain properties such as Miami have slowed significantly since the fourth quarter of 2007 which has led to a potential supply and demand imbalance.  However, areas such as Baltimore have shown decreases in demand as they are not "trendy" vacation areas and occupancy rates are projected to decline in through 2009.  However, average daily room rates have increased and are projected to do so through 2009.  Gaming revenues have increased in areas such as Atlantic City and lodging in such places has not been affected by the current economic instability.

Results of Operations

The following table sets forth the key components of our result of operations for the periods indicated, in U.S. Dollars.

	For the year ended
	December 31, 2008	December 31, 2007
Revenue	$12,039,988	$7,553,046
Operating expenses	14,242,835	8,160,091
Loss from operations	(2,202,847)	(607,045)
Other income (expenses)	(15,465)	(61,453)
Income before provision for income taxes	(2,218,312)	(668,498)
Provision for income taxes	-	-
Net loss	$(2,218,312)	$(668,498)

Comparison of Years Ended December 31, 2008 and 2007

General:  We have conducted operations through December 31, 2008. This includes the operations from three hotels; Hanover, Clinton, and Absecon.

Revenue: Net revenue increased by $4,486,942 or 59.41%, from $7,553,046 in the fiscal year ended December 31, 2007 to $12,039,988 in the fiscal year ended December 31, 2008.  Revenues are comprised of the revenues from rooms, food and beverage, rental, telephone, movies, and suite shop, generated as a result of the operations of the three hotels. Our revenue increased because 2008 consisted of a whole year of operations for each of the hotel operations.  2007 consisted of a full year of Hanover operations, Clinton operations began on June 15, 2007, and Absecon began on December 4, 2008.

Operating Expenses: Operating expenses, arising from rooms, food and beverage, rent, management and franchise fees, general and administrative, and depreciation, were $8,160,091 in the fiscal year ended December 31, 2007, compared to $14,242,835 in the fiscal year ended December 31, 2008. This represents an increase of $6,082,744, or 74.54%. While the dollar value of the expenses increased by 74.54%, expenses as a percentage of revenues rose from 108% in 2007 to 118% in 2008 as a result of the additional expenses as a result of the operations of Absecon. Absecon’s operating margin was 126% as compared to those of Hanover and Clinton at approximately 103%.  In the 2008 fiscal year, operating expenses have largely been under control within the budget. Most of the variances can be explained by work on the property improvement plan.

Other Income (Expenses). Our other income (expenses) consists of interest income, interest expense, gain on sale of assets. We had total other expenses of $(15,465) for the year ended December 31, 2008 as compared to $(61,453) for the year ended December 31, 2007, an increase  of $45,988. The decrease in total other expenses is primarily due to a reduction in interest payments.

Net Loss: Our net loss was $668,498 in the fiscal year ended December 31, 2007 and $2,218,312 in the fiscal year ended December 31, 2008.  The increase in net loss of $1,549,814, or 69.86%, was primarily the result of increased operating expenses. Our net loss increased because our operating expenses increased at a greater rate than revenue increased.

Capital Liquidity and Resources

As of December 31, 2008 and 2007, we had total assets equal to $5,195,374 and $4,890,305, respectively. As of December 31, 2008, we had cash and cash equivalents of $728,349. The following table provides the key information about our net cash flow for all financial statement periods presented in this Form 10-K:

	Years Ended December 31
	2008	2007
Net cash provided by/used in operating activities	$696,152	$(218,117)
Net cash used in investing activities	(1,197,531)	(3,514,287)
Net cash provided by financing activities	422,921	4,204,624
Net increase (decrease) in cash and cash equivalents	(78,457)	472,220
Cash and cash equivalents, end of year	$728,349	$806,806

Comparison of Years Ended December 31, 2008 and 2007
Net Cash Provided By/Used In Operating Activities. Our net cash provided by operating activities totaled $696,152 for the year ended December 31, 2008 as compared to the net cash used in operating activities of $218,117 for the year ended December 31, 2007. The increase in cash provided by operating activities was primarily due to the increase in our escrow reserves.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $1,197,531for the year ended December 31, 2008 and $3,514,287 for the year ended December 31, 2007.A significant portion was used for the property improvement plan at the Absecon location.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $422,921for the year ended December 31, 2008 as compared to net cash provided by financing activities of $4,204,624 for the year ended December 31, 2007. The reason for decrease in cash provided by financing activities was due to a reduction of capital contributions

Cash.  As of December 31, 2008, we had cash of $728,439, as compared to $806,806 as of December 31, 2007. This decrease was primarily due to the substantial decrease in net cash provided by financing activities in the fiscal year 2008.

We believe we can meet our liquidity and capital requirements in 2009 from a variety of sources. These include our present capital resources, internally generated cash, and future equity financings.

Critical Accounting Policy

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates. We consider our critical accounting policies to be those that require the most significant judgments and estimates in the preparation of financial statements, including the following:

Revenue and Expense Recognition: We recognize income from the management of the properties in accordance with the accrual basis of accounting, that is, when the services and products are provided for hotel guests and there is no uncertainty as to cash collections; i.e. upon receipt of cash/check payment or credit card from the hotel guests. We recognize expenses related to the management of the properties in accordance with the accrual basis of accounting, that is, when the expense is incurred.

Advertising, Sales and Marketing Expense: We incur sales and marketing expenses in conjunction with the production of promotional materials, and related travel costs. In accordance with the AICPA’s Statement of Position No. 93-7 “Reporting on Advertising Costs”, companies  expense advertising and marketing costs as incurred or as the advertising takes place.

Income Taxes: Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Investment: We account for investments, where the Company holds from 20% up to 50%, in the common stock, or membership interest, of an entity, using the equity method. The investment is initially recorded at cost and the carrying amount is adjusted to recognize our proportionate share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of our net income or loss in the period of the adjustment. Any dividends received from the investee reduce the carrying value of the investment.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The Company does not expect that the provisions of this pronouncement to have an impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mod Hospitality Inc. f/k/a PSPP Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008 (first full year of operations for the Company’s subsidiaries) and the following  periods which includes ECRV Clinton Leaseco, LLC (Clinton) for the period of March 8, 2007 (date of inception) to December 31, 2007, and ECRV FM Leaseco, LLC (Absecon) for the period May 10, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2008 and the results of its operations and its cash flows for the periods (as stated above) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Conner & Associates, PC
CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
15 April 2009

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets
	For the year	For the year
	ended	ended
	December 31, 2008	December 31, 2007
Current assets
Cash and cash equivalents	$728,349	$806,806
Accounts receivable	157,791	286,846
Prepaid expenses	183,223	141,013
Total current assets	1,069,363	1,234,665

Property and equipment
Furniture, fixtures and equipment, net of depreciation	2,742,877	3,493,728
Total property and equipment	2,742,877	3,493,728

Other assets
Franchise fees, net of amortization	144,500	144,500
Construction in-progress	1,139,531	-
Investments, net	58,000	-
Deposits	41,103	17,412
Total other assets	1,383,134	161,912

Total assets	$5,195,374	$4,890,305

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity
	For the year	For the year
	ended	ended
	December 31, 2008	December 31, 2007
Current liabilities
Accounts payable and accrued expenses	$1,423,596	$351,360
Escrow reserves	908,605	54,956
Accrued salaries and wages	107,692	91,144
Management fees payable	20,857	35,164
Taxes payable, rooms and other	387,689	215,353
Due to related party	1,178,565	260,000
Notes payable	306,699	-
Total current liabilities	4,333,701	1,007,977

Total liabilities	4,333,701	1,007,977

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized
1,000,000 shares outstanding	10,000	10,000
Common stock, $.001 par value, 175,000,000 shares authorized
6,941,168 shares outstanding	6,941	65
Additional paid-in capital	3,529,837	4,339,056
Accumulated deficit	(2,685,106)	(466,793)
Total stockholders' equity	861,672	3,882,328

Total liabilities and stockholders' equity	$5,195,374	$4,890,305

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2008	December 31, 2007
Revenue
Rooms	$10,839,198	$6,918,220
Food and beverage	271,549	159,782
Other income	929,242	475,044
Total operating revenue	12,039,988	7,553,046

Operating expenses
Rooms	3,613,308	1,967,157
Food and beverage	714,435	56,188
Rent	5,018,572	3,288,643
Management and franchise fees	1,104,815	894,287
General and administrative	2,134,007	585,532
Depreciation and amortization	744,185	233,863
Other expenses	913,514	1,134,421
Total operating expenses	14,242,835	8,160,091

Loss from operations	(2,202,847)	(607,045)

Other income (expenses)
Interest income	2,478	5,383
Interest expense	(19,096)	(66,836)
Gain on sale of assets	1,153	-
Total other income (expenses)	(15,465)	(61,453)

Income before provision for income taxes	(2,218,312)	(668,498)

Provision for income taxes	-	-

Net loss	$(2,218,312)	$(668,498)

Net loss per common share
Basic	$(0.33)	$(0.12)
Diluted	$(0.33)	$(0.12)

Weighted average of common shares outstanding
Basic	6,717,500	5,749,900
Diluted	6,717,500	5,749,900

Dividends declared per common share	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A				Additional	Retained Earnings
	Preferred Stock		Common Stock		paid-in	(Accumulated
	Shares	Par Value	Shares	Par Value	capital	Deficit)	Total

Balance, December 31, 2006, restated	1,000,000	$10,000	64,699	$65	$394,432	$201,705	$606,200
							-
Capital contributions, net	-	-	-	-	3,944,624	-	3,944,624
							-
Net loss	-	-	-	-	-	(668,498)	(668,498)

Balance, December 31, 2007, restated	1,000,000	$10,000	64,699	$65	$4,339,056	$(466,793)	3,882,326

Adjustment - reverse merger	-	-	-	-	(809,219)	-	(809,219)

Issuances of common stock	-	-	6,876,469	6,876	-	-	6,876

Net loss	-	-	-	-	-	(2,218,312)	(2,218,312)

Balance, December 31, 2008	1,000,000	$10,000	6,941,168	$6,941	$3,529,837	$(2,685,106)	$861,672

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities
Net loss	$(2,218,312)	$(668,498)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	744,185	219,155
(Increase) decrease in:
Prepaid expenses	(42,210)	(6,507)
Accounts receivable	129,055	(286,846)
Deposits	(23,691)	(17,412)
Increase (decrease) in:
Accounts payable and accrued expenses	1,078,901	281,600
Escrow reserves	853,649	59,076
Accrued Salaries	16,548	-
Management Fees	(14,307)	24,332
Taxes payable, rooms and other	172,336	176,983
Net cash provided by (used in) operating activities	696,152	(218,117)
		-
Cash flows from investing activities
Payments for construction in progress	(1,139,531)	-
Purchase of investments	(58,000)	-
Purchase of furniture, fixtures and equipment	-	(3,434,287)
Payments for franchise agreements	-	(80,000)
Net cash used in investing activities	(1,197,531)	(3,514,287)

Cash flows from financing activities
Proceeds from capital contributions, net	(802,343)	3,944,624
Proceeds from notes payable	306,699	-
Due to related party, net	918,565	260,000
Net cash provided by financing activities	422,921	4,204,624

Net increase (decrease) in cash and cash equivalents	(78,457)	472,220

Cash and cash equivalents , beginning of year	806,806	334,586

Cash and cash equivalents, end of year	$728,349	$806,806

Supplemental disclosure of cash flow information:		-
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

MOD HOSPITALITY, INC.
f/k/a PSPP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. (“the Company”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada.  As of December 31, 2008, the Company maintained its Corporate Charter in the State of Nevada.

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

On March 26, 2008, ECV Holdings, Inc. (“ECV”) is a corporation formed under the laws of Delaware. On April 4, 2008, ECV entered into a stock for membership interest agreement with East Coast Realty Ventures, LLC (“ ECRV ”) which owned all of the issued and outstanding capital (the “ Membership Interest ”) of ECRV Hanover LeaseCo, LLC (the “ Hanover ”), ECRV Clinton LeaseCo, LLC (the “ Clinton ”), and ECRV FM LeaseCo, LCC (the “ Absecon ”). Hanover, Clinton, and Absecon are limited liability companies organized under the law of the State of Delaware. As a result of the stock for membership interest transaction, ECV acquired 100% of the membership interest in Hanover, Clinton and Absecon by issuing Frederic Richardson 100,000 shares of its common stock.

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

The Company conducts its business operations through ECRV Hanover LeaseCo, LLC (“Hanover”), ECRV Clinton LeaseCo, LLC (“Clinton”), and ECRV FM LeaseCo, LCC (“Absecon”).

Hanover was organized as a limited liability company under the laws of the State of Delaware on June 16, 2006. Clinton was organized as a limited liability company under the laws of the State of Delaware on March 08, 2007. Absecon was organized as a limited liability company under the laws of the State of Delaware on May 10, 2007.

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representation of management. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Basis of Consolidation – 2008 and 2007

For the year ended December 31, 2008, the accompanying consolidated financial statements include a full year for each of the Company’s subsidiaries. For the year ended December 31, 2007, the accompanying consolidated financial statements include a full year for ECRV Hanover Hospitality Leaseco, LLC (Hanover); ECRV Clinton Leaseco, LLC (Clinton) is for the period of March 8, 2007 (date of inception) to December 31, 2007, and ECRV FM Leaseco, LLC (Absecon) is for the period May 10, 2007 (date of inception) to December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and cash Equivalents

The Company maintains cash balances in a non-interest bearing accounts that currently do exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007. Historically, the Company has not incurred any losses due the accounts that exceed federally insured limits.

Fair Value of Financial Instruments

The Company measures their financial assets and liabilities in accordance with accounting principles generally accepted in the United States.  For certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”

As of December 31, 2008 and 2007, the Company considered the provisions of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” specifically as it relates to the entities controlled by the majority shareholder of the Company. As of December 31, 2008 and 2007, the accompanying financial statements only include the accounts of the Company.

Net Loss per Share Calculation

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue and Expense Recognition

The Company recognizes income from the management of the properties in accordance with the accrual basis of accounting, that is, when the services and products are provided for hotel guests and there is no uncertainty as to cash collections; i.e. upon receipt of cash/check payment or credit card from the hotel guests. The Company recognizes expenses related to the management of the properties in accordance with the accrual basis of accounting, that is, when the expense is incurred.

Advertising, Sales and Marketing Expenses

The Company incurs sales and marketing expenses in conjunction with the production of promotional materials, and related travel costs. In accordance with the AICPA’s Statement of Position No. 93-7 “Reporting on Advertising Costs”, the Companies expense advertising and marketing costs as incurred or as the advertising takes place.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The 2008 federal and state income tax returns will be the first ones for the Company and its newly acquired subsidiary, ECV Holdings, Inc.  The Company conducts all its operations through ECV Holdings, Inc. and its subsidiaries.  The subsidiaries (Hanover, Clinton and Absecon) were acquired by ECV Holdings, Inc. in March 2008 in an Internal Revenue Section 351 tax free reorganization from the controlling shareholder of the Company.  These three entities are single member limited liability companies located in Maryland (Hanover), Clinton (Florida) and New Jersey (Absecon).  For federal income tax purposes they are disregarded entities and therefore will not be liable for any federal income tax nor will they recognize any net operating losses at their individual company levels.  The tax liabilities and the net operating loss carryforwards will be consolidated at the ECV Holdings, Inc. level and in turn will be consolidated with the Company.  There will be annual state and local tax returns due for each of the individual companies.  As of December 31, 2008, the provision of income taxes is zero.

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

As of December 31, 2008, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The Company does not expect that the provisions of this pronouncement to have an impact on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company expects to comply with the provisions of FIN 48.  As of December 31, 2008, the Company did not have any uncertain tax positions that the Company has taken or expects to take on a tax return.  ECV Holdings, Inc. and its subsidiaries (Clinton, Hanover and Absecon) expect to file their first federal and state tax returns for the year ended December 31, 2008.  Clinton, Hanover and Absecon are single-member limited liability companies that are disregarded entities for federal tax purposes.

NOTE 2.  FURNITURE, FIXTURES AND EQUIPMENT

Furniture and fixtures are recorded at cost.  Depreciation is computed using the straight-line method; i.e. original cost divided by the estimated useful lives of the related assets, which is 5 years.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Statement of Operations for the period.  The cost of maintenance and repairs are charged to income as incurred.  Renewals and betterments are capitalized and depreciated over their estimated useful lives.

As of December 31, 2008, management has yet to conduct a cost segregation analysis on any of the hotel properties managed by the Company.

For the years ended December 31, 2008 and 2007, the depreciation expense was $744,185 and $233,863, respectively.

NOTE 3.  MANAGEMENT AGREEMENTS

Hanover leases the Holiday Inn Express flag for a hotel located in Hanover, Maryland.  Absecon leases the Marriott’s Fairfield Inn flag for a hotel located in Absecon, New Jersey.  The Clinton is a private hotel located in South Beach, Miami, Florida with no franchise or licensing agreements.

Under each management agreement, PPHG received a 3.5% management fee based on gross income, and an incentive fee based on gross operating profit. In addition, under Absecon’s agreement, additional fees for managing property improvements’ (the PIP) equal to a fixed incentive fee of 10% to 15% of these costs.

In September 2008, Company terminated PPHG’s management agreement for the Clinton Hotel in South Beach, Miami, Florida.  In February 2009, the Company terminated PPHG’s management agreement for the Holiday Inn Express in Hanover, Maryland.  The Company retained the management services of Mid-Atlantic Realty Group for both of these hotel properties under the same terms as PPHG, however, the formal agreements have yet to be signed.  Mid-Atlantic Realty Group is an entity controlled by the Company’s majority shareholder, Mr. Richardson.  (See Subsequent Events)

NOTE 4.  PROPERTY IMPROVEMENT PLAN

A Property Improvement Plan (PIP) in the amount of $1.1 million was reserved at the closing of the transaction and is owned by Absecon.  The funds are held by the lender to cover the deferred maintenance obligations required by the Marriott Corporation to maintain the Fairfield flag.

As of December 31, 2008, the outstanding balance of the PIP was $738,435.  The total amount of the PIP as of March 31, 2009 increased from the initial $1.1 million to $1.864 million.  The PIP is 98% complete with the following exceptions: 1) landscaping - to be completed in May of 2009 – cost of approximately $7,000, 2) The parking lot – to be completed in May of 2009 – cost of approximately $5,000, 3) Porte Cochere rehabilitation – Marriot still has to decide if this work is indeed necessary and therefore required – cost will be approximately $28,000.  All other required items are completed.

NOTE 5.  FRANCHISE FEES

As of December 31, 2008, Hanover paid $64,500 in franchise fees for the use of the Holiday Inn Express Flag, and Absecon paid $80,000 in franchise fees for the use of Marriott’s Fairfield Inn flag.  Clinton did not incur any franchise fees when it was acquired in 2007.   As of December 31, 2008, management of the Company has determined that the franchise fees have an indefinite useful life.  Therefore, pursuant to SFAS no. 142, the franchise fees are not being subject to amortization rather they are subject to an impairment test by management.  Management has conducted an impairment test and has determined that as of December 31, 2008, the franchise fees are not subject to any impairment adjustment; therefore, the carrying value of the franchise fees are $144,500, their original cost.

NOTE 6.  BASE RENT AND ADDITIONAL RENT

There exists a triple net master lease between each of the Company’s subsidiaries, the master lessee and the tenant in common investors who own the buildings, in accordance with the master lease agreements.  The master leases have a term of 15 years, but shall terminate upon the sale of the properties by the investors.

The tenants in common investors acquired the property subject to the master lease and became parties to the master lease.  Except for certain reserves and escrows that are required under the terms of the loan, the master lessee is responsible for all costs of operating, managing, leasing, and maintaining the property during the term, excluding the payment of all capital expenses, which have been defined in the master lease.

The accompanying consolidated financial statements as of December 31, 2008 and 2007 reflect the base rent expense to comply with the provisions of SFAS no. 13 paragraph 15.  The base rent payments are not being made on straight-line basis over the life of the leases; however, the base rent expense is being recognized on a straight-line basis over the life of the leases.

For the years ended December 31, 2008 and 2007, the rent payable included in the current liabilities is $460,404 and $134,934, respectively.

Base Rent: Hanover

Hanover pays base rent in equal monthly installments derived from the following annual yields on net cash equity investment:

Year	Annual Yield	Year	Annual Yield
Year 1	8.00%	Year 6	10.50%
Year 2	8.50%	year 7	10.50%
Year 3	9.00%	Year 8	10.50%
Year 4	9.25%	Year 9	10.50%
Year 5	10.50%	Year 10 - 15	10.50%

Base rent is paid, monthly, in arrears as follows:

Year	Total Base	Year	Total Base
Year 1	$ 756,000	Year 6	$ 992,250
Year 2	803,250	Year 7	992,250
Year 3	850,500	Year 8	992,250
Year 4	874,125	Year 9	992,250
Year 5	992,250	Year 10 - 15	992,250

Additional rent due under the lease is a combination of the principal, interest, reserves, tax, and insurance escrows due under the loan.  Any funds remaining in any of the reserves or escrows are the property of Hanover.

For the years ended December 31, 2008 and 2007 the base rent expense was $923,738 and $923,738, respectively.

Base Rent: Clinton

Clinton pays the base rent in equal monthly installments derived from the following annual yields on net cash equity investment:

Year	Annual Yield	Year	Annual Yield
Year 1	8.00%	Year 6	9.00%
Year 2	8.25%	Year 7	9.00%
Year 3	8.50%	Year 8	9.00%
Year 4	8.75%	Year 9	9.00%
Year 5	9.00%	Year 10 - 15	9.00%

Base rent is paid, monthly, in arrears as follows:

Year	Total Base	Year	Total Base
Year 1	$ 405,157	Year 6	$ 540,209
Year 2	438,020	Year 7	540,209
Year 3	450,625	Year 8	540,209
Year 4	463,229	Year 9	540,209
Year 5	534,807	Year 10 - 15	540,209

Additional rent due under the lease is a combination of the principal, interest, reserves, tax, and insurance escrows due under the loan.  Any funds remaining in any of the reserves or escrows are the property of Clinton.

For the years ended December 31, 2008 and 2007 the base rent expense was $512,929 and $213,720, respectively.

Base Rent: Absecon

Rental payments shall be equivalent to a cumulative and compounding annualized return of 10% on the $2,150,000 purchase price plus $150,000, at risk, interest rate reserve required by Prudential ($230,000).

The additional rent payments are equal to the mortgage, principle plus interest and the tax, insurance, and reserves, less the Furniture, Fixtures & Equipment (“FF&E”) reserve.  The FF&E reserve is paid by Absecon as part of the additional rent payment, but the control of the reserve belongs to Absecon.  The reserve will be used exclusively to pay for the direct FF&E needs of the hotel operation as determined by the Company and Park Place Hospitality Group.  Excess funds, over and above the current needs of the Base Rent Escrow Account and the FF&E escrow reserve are deemed “excess” and distributed periodically to the investor and Absecon as follows: 75% to investor as a rent extension payment and 25% to Absecon for services. This distribution sharing is subject to investor receiving full repayment of all invested funds and any accrued base rent through either refinancing or the excess distributable cash flow.
For the years ended December 31, 2008 and 2007 the base rent expense was $230,000 and $0, respectively.

NOTE 7.  LOANS PAYABLE

As of December 31, 2008, the Company had notes payable of $306,699 including accrued interest.  These notes payable are demand notes payable with an interest rate of 10%.

NOTE 8.  DUE TO RELATED PARTY

As of December 31, 2008 and 2007, the Company owed East Coast Realty Ventures, LLC, the former managing member of Hanover, Clinton and Absecon, an entity controlled by Frederic Richardson, the Company’s Chairman and CEO, $1,178,565 and $260,000, respectively under a demand note with no formal repayment requirements.

NOTE 9.  COMMON AND PREFERRED STOCK

As of December 31, 2008, the Company has 175,000,000 shares of common stock authorized and 6,941,168 issued and outstanding.

The balance of the outstanding common shares as of December 31, 2007; adjusted for the stock split were 64,699.

During the year ended December 31, 2008, 6,876,469 shares of common stock were issued at par value of $.001 for a total of $6,876 to certain individuals and entities for past consideration. The amount of $6,876 is included in general and administrative expenses.

As of December 31, 2008, the Company has 10,000,000 shares of preferred stock authorized and 1,000,000 issued and outstanding.

NOTE 10.  REVERSE SPLIT AND SYMBOL CHANGE

On April 29, 2008, the Company increased its authorized common stock from 80,000,000 shares to 175,000,000 shares by filing a Certificate of Change pursuant to NRS 78.209.

Effective June 21, 2008, in order to meet a requirement of the Stock Purchase Agreement, as amended, between Airport Road Associates One, LLC (“Airport, LLC”) and East Coast Realty Ventures, LLC (“ECRV, LLC”), as previously reported on Form 8-K filed March 20, 2008, the Board of Directors of the Company has declared a 100 to 1 round lot reverse split of the Company’s Common Stock. In accordance with the reverse split, each shareholder will receive one (1) share of Common Stock for each one hundred (100) shares currently held.  No fractional shares shall be issued; all fractional shares shall be rounded up to the next whole share.  Any shareholder that should own less than one hundred (100) shares after completion of the reverse split shall be issued a sufficient number of additional shares so that each such shareholder shall own a minimum of one hundred (100) shares.  The reverse split was effective as of the opening of trading on June 2, 2008. Additionally, also effective June 2, 2008, the Company’s trading symbol was changed to “PSPN” in conjunction with the reverse split of the Company’s common stock.

On August 11, 2008, the Company changed its name to Cynosure Holdings, Inc. by filing a Certificate of Amendment to Articles of Incorporation.

On August 11, 2008, the members of our Board of Directors were increased to six (6), and Mark T. Johnson and Marc D. Manoff, Esq. were appointed to the Board of Directors pursuant to the increase.

On August 21, 2008, the Company changed its name to Hybid Hospitality, Inc. by filing a Certificate of Amendment to the Articles of Incorporation.

On August 27, 2008, the Company changed its name to Mod Hospitality, Inc. by filing a Certificate of Amendment to the Articles of Incorporation.

Effective September 22, 2008, the Company completed a 1 for 10 reserve split of its common stock and changed its name to Mod Hospitality, Inc. with a new symbol “MODY.”

NOTE 10.  INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $887,625 in gross deferred tax assets as of December 31, 2008, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of December 31, 2008.

As of December 31, 2008, the Company has federal net operating loss carry forwards of approximately $2,218,312 available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carryforward starting with the year ended December 31, 2008.

As of December 31, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

For the year ended December 31, 2008, the valuation allowance adjustment was zero.

NOTE 11.  REVERSE MERGER

On October 21, 2008, we underwent a reverse merger with ECV Holdings, Inc. (“ECV”), a Delaware corporation, pursuant to a share exchange agreement (the “Share Exchange Agreement”) with ECV and Flora Nutrients, Inc., a Nevada corporation and the sole shareholder of ECV (“FLNU”). The closing of the transaction took place on October 21, 2008 (the “Share Exchange Transaction”) and resulted in the acquisition of ECV. Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding common stock of ECV by issuing FLNU an aggregate of 50,000,000 shares representing 99.912% of our common stock outstanding. Since FLNU, the sole shareholder of ECV, will own 99.912% of the shares of our outstanding common stock upon the completion of the Share Exchange Transaction, ECV is the legal acquiree but the accounting acquirer in the reverse merger. Upon the completion of the Share Exchange Transaction, ECV (accounting acquirer, legal acquiree) will succeed to the business that we previously carried on, and will become the registrant. As a result, the historical financial statements presented going forward will be those of ECV (accounting acquirer, legal acquiree).

The Share Exchange Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration for the Acquisition, the process of exchanging the consideration and the effect of the acquisition.

As described above, on October 21, 2008, we acquired all of the issued and outstanding common stock of ECV, a Delaware corporation, in accordance with the Share Exchange Agreement. The closing of the transaction took place on October 21, 2008 (the “Closing Date”).  On the Closing Date, pursuant to the terms of the Securities Exchange Transaction, we acquired all of the outstanding common stock of ECV from FLNU. In exchange, we issued FLNU 50,000,000 shares, or approximately 99.912% of our common stock outstanding. Since FLNU will own 99.912% of the shares of our outstanding common stock upon the completion of the Share Exchange Transaction, ECV is the legal acquiree but the accounting acquirer in the reverse merger. Upon the completion of the Share Exchange Transaction, ECV (accounting acquirer, legal acquiree) will succeed to the business that we previously carried on, and will become the registrant. As a result, the historical financial statements presented going forward will be those of ECV (accounting acquirer, legal acquiree).

ECV is a corporation formed on March 26, 2008 under the laws of Delaware. On April 4, 2008, ECV entered into a stock for membership interest agreement with East Coast Realty Ventures, LLC (“ECRV”) which owned all of the issued and outstanding capital (the “Membership Interest”) of ECRV Hanover LeaseCo, LLC (the “Hanover”), ECRV Clinton LeaseCo, LLC (the “Clinton”), and ECRV FM LeaseCo, LCC (the “Absecon”). Hanover, Clinton, and Absecon are limited liability companies organized under the law of the State of Delaware. As a result of the stock for membership interest transaction, ECV acquired 100% of the membership interest in Hanover, Clinton and Absecon by issuing Frederic Richardson 100,000 shares of its common stock.

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

NOTE 12.  COMMITEMENTS AND CONTINGENCIES

Legal Proceedings

Beachview Restaurants, LLC as Plaintiff vs. ECRV Clinton Leaseco, LLC as Defendant, in the Circuit Court in and for Miami-Dade County, Florida Case NO. 07 29326 CA 22 which involves a dispute concerning a former lessee which had been evicted for non-payment of rent in 2007, claiming breach of lease and fraudulent inducement. It is unlikely that there will be an unfavorable outcome in this matter inasmuch as the Plaintiff has yet to state a cause of action regarding any breach of lease or inducement to sign the lease. There are sound defenses. The amount in controversy has been stated as merely in excess of $15,000.

Miami-Dade County, as Plaintiff vs. Clinton as Defendant, in the Circuit Court in and for Miami-Dade County, Florida, Case No. 07-32742 CA 22 which involves a dispute over a previously undisclosed water and sewer fee imposed by Miami-Dade County, Florida claiming non-payment of the bill. It is unlikely that there will be an unfavorable outcome in this matter in that it appears that the suit was filed beyond the applicable statute of limitations. The amount in controversy is claimed to be slightly in excess of $42,000.

Rafael Barrera vs. Clinton Hotel Investors, LLC and East Coast Realty Ventures, LLC, Miami-Dade County Circuit Court Case No. 08-67650 CA 24. Plaintiff, Barrera filed an eight (8) count Complaint; counts II, IV and VI apply exclusively to Clinton Hotel and counts I,III,V,VII, and VIII apply exclusively to East Coast Realty Ventures, LLC. Count II is for an alleged breach of the employment contract between Plaintiff and Clinton Hotel resulting from an alleged failure to pay four (4) months of base salary beginning on the date of Plaintiff’s termination. Count IV requests an accounting of vacation and bonus payments for the period beginning August 10, 2001 and ending on August 16, 2007. Count IV is for unjust enrichment based on an alleged failure to properly compensate Plaintiff. Clinton Hotel filed a Motion to Dismiss the Complaint. Plaintiff claims damages against Clinton Hotel in the approximate amount of $115,000, all of which is being denied by Clinton Hotel and which Clinton Hotel intends to vigorously defend.

As of December 31, 2008, management of the Company has determined that the amount of $172,000, which represents the approximate amount of the above lawsuits do not warrant an expense to be recorded in accompanying consolidated financial statements as of December 31, 2008.

In 2005, the Company retained the legal services of Weed & Co, LLP.  On December 3, 2007, Weed & Co, LLP filed a complaint in Superior Court of the State of California in dispute over payment of legal fees against the Company and other defendants.  On March 11, 2008, the other defendants entered into a settlement agreement where Weed & Co, LLP was to be paid $87,500.  Weed & Co., LP has the right to re-file the complaint should the other defendants not satisfy this agreement.  There is no liability reflected in the accompanying consolidated financial statements for this uncertainty.

NOTE 13.  SUBSEQUENT EVENTS

1)
Subsequent to December 31, 2008 through April 13, 2009, the Company issued 3,891, 661 shares of its common stock at par value of $.001. These issuances of common stock increase the outstanding shares of common stock to 10,804,829 shares.

2)
In February 2009, the Company terminated Park Place Hospitality Group’s (“PPHG”) management agreement for the Holiday Inn Express in Hanover, Maryland.  The Company retained the management services of Mid-Atlantic Realty Group under the same terms as PPHG, however, the formal agreements have yet to be signed.  Mid-Atlantic Realty Group is an entity controlled by the Company’s Chairman and CEO, Mr. Richardson.  (See Note 3).

3)
In February 2009, the management of the Company discovered that the Holiday Inn Express in Hanover, Maryland managed by Park Place Hospitality Group was accruing $8,321 per month for personal property taxes on the furniture, fixtures and equipment owned by ECRV Hanover Hospitality Leaseco, LLC as opposed to $8,321 per year.  As a result, in accordance with SFAS no. 154, the accompanying consolidated financial statements as of December 31, 2007 and 2006 have been adjusted to reflect an over accrual of $141,457 for personal property taxes.

The following table reflects the effects of these changes:

	2007	2006

Net income (loss) as previously reported	$(604,921)	$131,605

Adjustments:
Base rent expense	(163,429)	28,495
Personal property tax	99,852	41,605
Total adjustments	(63,577)	70,100

Net income (loss) - restated	$(668,498)	$201,705

ECRV Hanover Hospitality Leaseco, LLC
ECRV Clinton Leaseco, LLC
ECRV FM Leaseco, LLC
Restated Combined Balance Sheets
December 31, 2007 and 2006
ASSETS
		2007	2007		2006	2006
			As Previously			As Previously
		Restated	Reported		Restated	Reported
Current assets
Cash		$806,806	$806,806		$334,586	$334,586
Prepaid expenses	B	141,013	134,490	A	134,506	106,012
Accounts receivable		107,821	107,821		-	-
Ledger accounts		179,025	179,025		-	-
Total current assets		1,234,665	1,228,142		469,092	440,598
Fixed Assets
Furniture and fixtures		3,727,591	3,727,591		220,625	220,625
Less: accumulated depreciation		(233,863)	(233,863)		(14,708)	(14,708)
Total fixed assets		3,493,728	3,493,728		205,917	205,917
Other assets
Escrow reserves		(54,956)	(54,956)		17,723	17,723
Franchise fees		144,500	144,500		64,500	64,500
Deposits		17,412	17,412		-	-
Total other assets		106,956	106,956		82,223	82,223
Total assets		$4,835,349	$4,828,826		$757,232	$728,738
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Accounts payable and accrued expenses	B	351,361	$351,361		$69,761	$69,761
Accrued salaries and wages		91,144	91,144		32,069	32,069
Management fees payable		35,164	35,164		10,933	10,933
Taxes payable, rooms		69,214	69,214	A	27,879	69,484
Taxes payable, other		146,138	146,138		10,389	10,389
Total current liabilities		693,021	693,021		151,031	192,635
Long term liabilities
Advances from member		260,000	260,000		-	-
Total liabilities		953,021	953,021		151,031	192,635
Commitments and contingencies		-	-		-	-
Member's equity
Member's equity contribution		4,349,121	4,349,121		404,497	404,497
Retained earnings (deficit)	B	(466,794)	(473,317)	A	201,705	131,605
Total member's equity		3,882,326	3,875,804		606,201	536,102
Total liabilities and member's equity		$4,835,349	$4,828,826		$757,232	$728,738

A - adjustments in 2006 for $70,100 increase in the net income
B- adjustments in 2007 for ($63,577) increase in the net loss
The net effect of these adjustments for 2006 and 2007 is $6,523.

ECRV Hanover Hospitality Leaseco, LLC
ECRV Clinton Leaseco, LLC
ECRV FM Leaseco, LLC
Restated Combined Statements of Operations
		For the period	For the period		For the period	For the period
		from	from		June 16, 2006	June 16, 2006
		(Inception) to	(Inception) to		(Inception) to	(Inception) to
		December 31, 2007	December 31, 2007		December 31, 2006	December 31, 2006
		(1)	(1)
		Restated	As Previously		Restated	As Previously
			Reported			Reported
Revenue
Rooms		$6,918,220	$6,918,220		$1,407,774	$1,407,774
Food and beverage		159,782	159,782		27,289	27,289
Other income		475,044	475,044		44,747	44,747
Total operating revenue		7,553,046	7,553,046		1,479,810	1,479,810
Operating expenses
Rooms		1,967,157	1,967,157		386,752	386,752
Food and beverage		56,188	56,188		9,754	9,754
Rent	B	3,288,643	3,125,214	A	362,856	391,351
Management and franchise fees		894,287	894,287		224,464	224,464
General and administrative		585,532	585,532		117,824	117,824
Depreciation and amortization		233,863	233,863		14,708	14,708
Other expenses	B	1,134,421	1,234,273	A	163,566	205,171
Total operating expenses		8,160,091	8,096,514		1,279,925	1,350,025
Income (loss) from operations		(607,045)	(543,468)		199,886	129,786
Other income (expense),
Interest income		5,383	5,383		1,819	1,819
Interest expense		(66,836)	(66,836)		-	-
Total other income (expense)		(61,453)	(61,453)		1,819	1,819
Income before provision for income taxes	B	(668,498)	(604,921)	A	201,705	131,605

Provision for income taxes		-	-		-	-

Net income (loss)		$(668,498)	$(604,921)		$201,705	$131,605

(1) ECRV Hanover Hospitality Leaseco, LLC date of inception was June 16, 2006
(1) ECRV Clinton Leaseco, LLC date of inception was March 08, 2007
(1) ECRV FM Leaseco, LLC date of inception was May 10, 2007

A - adjustments in 2006 for $70,100 increase in the net income
B- adjustments in 2007 for ($63,577) increase in the net loss
The net effect of these adjustments for 2006 and 2007 is $6,523.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework . Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

No Audit of the effectiveness of our internal controls over financial reporting as of December 31, 2008 was performed.  As in the past we have relied heavily on the effectiveness of internal controls over financial reporting of our management company and we have made a change in management company for Hanover and Clinton, we will be making significant changes to our internal control.  We will:

1.	Insure that each property will design, document, and implement more efficient and rigorous processes at the entity level, as opposed to the management company level

2.
Monthly financial analysis meetings for each entity will require a higher number of board members or senior management team members in attendance.  Each evaluation procedures addressing  the effectiveness of internal control over financial reporting will be documented as such

3.	Records kept of all meetings established to set the tone of acceptable ethical behavior from the CEO down to every level of employee in each entity

4.
Each entity will be required to adequately produce and provide to every level of staff member appropriate documentation presenting the integrity of the corporation and avenues through which employees can report incidents of unethical behavior; e.g., employee handbooks and whistle blowing policies designed specifically for each entity

5.	Adequate training to all management of each entity on the psychological states that must exist in an individual to participate in fraudulent activities

6.
All criteria set forth by COSO in Internal Control – Integrated Framework will be disseminated amongst management of each entity and training will be given with specific emphasis on risk evaluation of all financial transactions and the reporting of such transactions

7.	If segregation of duties cannot be achieved at each entity due to the size of the entity, procedures, which already are in place to compensate for this lack of separation, will be documented

8.	Our external auditors will be given access to all stages of our design, implementation, and documentation of these steps, with an open platform for suggestions and critique.

Item 9B.  Other Information.

Not applicable.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our directors, executive officers, and key employees as of the date of this Form 10-K. Each executive officer holds his officer until he resigns, is removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Frederic Richardson Sarah E. Jackson, CPA Adrienne Venson Linda Russell Mark D. Manoff, Esq. Mark T. Johnson	50 42 55 58 45 40	President, CEO & Chairman CFO, Treasurer & Director COO, Secretary, & Director CAO & Director General Counsel, & Director Public Relations & Director

Frederic Richardson, 50, CEO, President and Chairman

Frederic Richardson is an owner of several hotel operations.  Mr. Richardson was responsible for raising over $1.5 billion in debt and equity financing for private and public projects since 1985. He has extensive experience in investment banking and real estate investments.  Mr. Richardson has served as a chairman and majority shareholder of seven publicly traded companies and has owned and operated two national FHA, VA, Full Eagle Mortgage companies, one of which he took public in 1999.  Mr. Richardson is a member of the Building Owners and Managers Association International (BOMA), Apartment Building Association (AOBA), and the Tenant in Common Association.  Mr. Richardson received his Bachelor of Arts in Economics from the University of Maryland and an MBA in Finance from American University and is a Chartered Life Underwriter.

Sarah E. Jackson, 42, CFO, Treasurer and Director

Sarah E. Jackson, CPA has extensive real estate accounting experience.  She began her real estate accounting career with Lendlease Real Estate Investments, Inc. at that time when it was the largest real estate investment company in the world. While with Lendlease, she was the lead accountant and analyst for a REIT consisting of class AAA office buildings in New York, Chicago, and San Francisco and was responsible for explaining all transactions to Australian market pundits.  She was chosen to implement FAS 133 and on the company’s US training committee. Ms. Jackson then moved into the banking industry, where she became Vice President of credit administration for a national bank and heavily involved in risk management.  Ms. Jackson has consulted for some of the biggest companies in the real estate and mortgage industries including Fannie Mae and Wells Fargo.  Ms. Jackson received a BA in English Literature and Philosophy from Gustavus Adolphus College and a BS and Masters of Accountancy from Denver University.

Andrienne Venson, 55, COO & Director

Adrienne Venson has over 20 years successful Fortune 25 corporate experience in Investor Revenue Assurance, Sales, and Project Management. She is a merger synergy and Six Sigma specialist. She is responsible for oversight of broker and investor processing and equity sourcing. She is the Director of Marketing and promotional communications for hospitality properties and new projects, as well as contract, property and vendor management. She has successfully managed numerous business projects resulted in revenue increases through process re-engineering, system development and implementation.  She received a BS in Urban and Regional planning from the University of Illinois.

Linda Russell, 58, CAO & Director

Linda Russell has 25 years experience in the financial management analysis field.  While directing financial presentations for business marketing executives in a Fortune 50 company she managed results and projections for over $2 Billion in expense and capital funding, created analyses which fostered expenditures at 4% under budget.  Additionally, Ms. Russell managed capitalized equipment supporting 700 marketing managers and negotiated 33% additional equipment for clients.   She has also directed financial assurance, budgeting and business planning processes for a $1 Billion national public business while analyzing business cases, developing forecasts, and preparing financial views to assess performance targets in support of earnings objectives.  More recently, Ms. Russell has designed and implemented real estate investment solutions and directs investment analysis and due diligence for real estate investments.  Ms. Russell received her Master’s degree in Finance from George Washington University and a B.B.A in Actuarial Science from Temple University.

Marc D. Manoff, Esq., 45, General Counsel, Secretary and Director

Marc D. Manoff, Esq. is a principal of The Law Offices of Marc D. Manoff, headquartered outside of Philadelphia, PA. He received his Juris Doctorate from the National Law Center at George Washington University and his Bachelor of Science from Albright College.  After becoming partner at two of the larger firms in the Philadelphia region, Mr. Manoff founded The Law Offices of Marc D. Manoff and specializes in entrepreneurial law, where he often wears the dual hats of lawyer and business consultant to entrepreneurs and growing business, providing advice on topics ranging from corporate structure and financing to employment matters.  Mr. Manoff currently sits on the boards of several regional companies and serves as general counsel for a number of growing technology companies.

Mark T. Johnson, 40, Public Relations & Director

Mark T. Johnson is a principal of M.J. Advanced Corporate Communications, Inc., a multi-million dollar investor relations firm.  Mr. Johnson completed his studies for a Bachelor of Science from Towson University in Finance and Economics and held Series 7, Series 62, Series 63, and Series 24 brokerage licenses.  Previously, Mr. Johnson served as a regional manager for Thorne Industries and as a Senior Broker and Vice-President of several regional brokerage firms.

Independent Directors

No member of our Board of Directors qualifies as an “independent director” under the listing requirements of NASDAQ.

As we increase the membership of our Board of Directors, we may add directors who qualified as “independent directors,” establish Board committees on which such independent directors may serve and adopt written Board committee charters, as appropriate, to  assist in corporate governance.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Code of Ethics

We have adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11. Executive Compensation.

The following summary compensation table reflects all compensation for fiscal years of 2008 and 2007 to Mod Hospitality’s principal executive officer, principal financial officer, etc.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Kyle Gotshalk (1)	2008	0	0	0	0	0	0	0	0
[President]	2007	0	0	0	0	0	0	0	0
Cherish Adams (2)	2008	0	0	0	0	0	0	0	0
[CFO]	2007	0	0	0	0	0	0	0	0
Larry Wilcox (3)	2007	0	0	0	0	0	0	0	0
[President]
Mary Radomsky (4)	2008	0	0	0	0	0	0	0	0
[Secretary & Treasurer]
Teresa Palumbo (5)	2008	0	0	0	0	0	0	0	0
[President]
Frederic Richardson (6)	2008	0	0	0	0	0	0	0	0
Sarah Jackson (7)	2008	0	0	0	0	0	0	0	0
Adrienne Venson (8)	2008	0	0	0	0	0	0	0	0
Linda Russell (9)	2008	0	0	0	0	0	0	0	0
Mark D. Manoff (10)	2008	0	0	0	0	0	0	0	0
Mark T. Johnson (11)	2008	0	0	0	0	0	0	0	0

(1)	Kyle Gotshalk became our president in 2005, and resigned in February, 2008. He was granted a 1,000,000 shares in 2007.

(2)	Cherish Adams became our CFO in 2005 and resigned February, 2008. He did not receive any stock award, but was granted 1,000,000 shares in 2007.
(3)	Larry Wilcox became our director in 2006 and resigned in November, 2007.
(4)	Mary Radomsky became our secretary and treasurer in February, 2008 and resigned in July, 2008.
(5)	Teresa Palumbo became our president in February, 2008 and resigned in July, 2008.
(6)	Frederic Richardson became our President, CEO and a member of the Board of Director in July 2008.
(7)	Sarah Jackson became our CFO, Treasurer, and Director in July, 2008.
(8)	Adrienne Venson became our COO and Director in July, 2008.
(9)	Linda Russell became our CAO and Director in July, 2008.
(10)	Mark D. Manoff became our General Counsel, Secretary and Director on August 11, 2008.
(11)	Mark T. Johnson became our Manager of Public Relations and Director on August 11, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned on April 13, 2009 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our officers and directors and (iii) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred Stock	Frederic Richardson Address: 11710 Old Georgetown Road, Suite 808 North Bethesda, MD 20852	900,000	90%

Preferred Stock	All executive officers and directors as a group	900,000	90%

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will present all possible transactions between us and our officers, directors or 5% stockholders, and our affiliates to the Board of Directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

Item 14. Principal Accountant Fees and Services

Audit Fees

For our fiscal year ended December 31, 2008 and 2007, we were billed approximately $42,500 and $37,500 for professional services rendered for the audit and review of our financial statements, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those two fiscal years were approximately $0and $0, respectively.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Item 15. Exhibits, Financial Statement Schedules

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

2.1	Share Exchange Agreement by and among Mod Hospitality, Inc., ECV Holdings, Inc. and Flora Nutrients, Inc. effective October 21, 2008. *

23.1	Consent of Conner & Associates, PC, independent registered public accounting firm

14.1	Code of Ethics

31.1	Certification of Frederic Richardson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sarah Jackson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Frederic Richardson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sarah Jackson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Attached as exhibit to the Form 8-K filed on October 27, 2008 and incorporated herewith by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: April 15, 2009

Mod Hospitality, Inc.

By:	/s/ Frederic Richardson
Name: Frederic Richardson
Title: Chief Executive Officer
Principal Executive Officer

By:	/s/ Sarah Jackson
Name: Sarah Jackson, CPA
Title: Chief Financial Officer
Principal Financial Officer