Form 10-Q
period 2009-03-31
Mod Hospitality, Inc.
filed 2009-05-20
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MOD HOSPITALITY, INC.
 (Exact name of registrant as specified in Charter)

NEVADA	000-24723	88-0393257
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

11710 Old Georgetown Road, Suite 808
North Bethesda, MD  20852
(Address of Principal Executive Offices)

(301) 230-9674
 (Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐                Accelerated Filer ☐                Non-Accelerated Filer ☐                 Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.	Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2009:  11,054,829 shares of Common Stock.

MOD HOSPITALITY, INC.

FORM 10-Q

March 31, 2009

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Controls and Procedures	6

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	7
Item 1A	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	7

SIGNATURE		8

Part I – Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets	F-2 and F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to the Consolidated Financial Statements	F-6

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets
	March 31, 2009	December 31, 2008
	Unaudited	Audited

Current assets
Cash and cash equivalents	$692,346	$728,349
Accounts receivable	139,860	157,791
Inventory	8,469	-
Prepaid Expenses	103,838	183,223
Total current assets	944,512	1,069,363

Property and equipment
Furniture, fixtures and equipment, net of depreciation	4,467,187	2,742,877
Total property and equipment	4,467,187	2,742,877

Other assets
Franchise fees, net of amortization	144,500	144,500
Construction in- progress	-	1,139,531
Investments, net	58,000	58,000
Deposits	41,103	41,103
Total other assets	243,603	1,383,134

Total assets	$5,655,302	$5,195,374

The financial information presented herein has been prepared by management without audit by independent certified public accountants
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity
	March 31, 2009	December 31, 2008
	Unaudited	Audited
Current liabilities
Accounts payable and accrued expenses	$1,751,822	$1,423,596
Escrow reserves	204,234	908,605
Accrued salaries and wages	97,200	107,692
Management fees payable	21,589	20,857
Taxes payable, rooms and other	162,894	387,689
Due to related party	650,887	368,565
Notes payable	1,728,544	1,116,699
Total current liabilities	4,617,170	4,333,701

Total liabilities	4,617,170	4,333,701

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized
1,000,000 shares outstanding	10,000	10,000
Common stock, $.001 par value, 175,000,000 shares authorized
10,804,829 shares outstanding as of March 31, 2009 and 6,941,168 shares
outstanding as of December 31, 2008	10,805	6,941
Additional paid-in capital	4,634,837	3,529,837
Accumulated deficit	(3,617,510)	(2,685,106)
Total stockholders' equity	1,038,132	861,672

Total liabilities and stockholders' equity	$5,655,302	$5,195,374

The financial information presented herein has been prepared by management without audit by independent certified public accountants
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008
	Unaudited	Unaudited

Revenue
Rooms	$1,943,636	$2,934,200
Food and beverage	65,710	37,251
Other income	198,372	231,243
Total operating revenue	2,207,718	3,202,694

Operating expenses
Rooms	681,599	680,243
Food and beverage	76,713	14,211
Rent	1,035,988	1,238,983
Management and franchise fees	126,194	305,145
General and administrative	755,000	264,199
Depreciation and amortization	286,549	186,046
Other expenses	140,748	706,366
Total operating expenses	3,102,792	3,395,193

Loss from operations	(895,074)	(192,499)

Other income (expenses)
Interest income	226	662
Interest expense	(37,556)	(4,774)
Total other income (expenses)	(37,330)	(4,112)

Income before provision for income taxes	(932,404)	(196,611)

Provision for income taxes	-	-

Net loss	$(932,404)	$(196,611)

Net loss per common share
Basic	$(0.11)	$(3.54)
Diluted	$(0.11)	$(3.54)

Weighted average of common shares outstanding
Basic - split adjusted	8,228,726	55,499
Diluted - split adjusted	8,228,726	55,499

Dividends declared per common share	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:	Unaudited	Unaudited
Net loss	$(932,404)	$(196,611)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Stock issued for services	3,864
Depreciation and amortization	286,549	186,046
(Increase) decrease in:
Prepaid expenses	79,384	(30,618)
Accounts receivable	17,931	115,383
Inventory	(8,469)	-
Deposits	-	(22,941)
Increase (decrease) in:
Accounts payable and accrued expenses	328,226	391,332
Escrow reserves	(704,371)	123,230
Accrued Salaries	(10,492)	5,930
Management Fees	732	5,873
Taxes payable, rooms and other	(224,795)	(47,206)
Net cash provided by (used in) operating activities	(1,163,844)	530,417

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(871,328)	-
Net cash (used in) investing activities	(871,328)	-

Cash flows from financing activities:
Proceeds from capital contribution	1,105,000	-
Proceeds from notes payable	611,845	-
Due to related party, net	282,324	(263,645)
Net cash provided by (used in) financing activities	1,999,169	(263,645)

Net increase (decrease) in cash and cash equivalents	(36,003)	266,772

Cash and cash equivalents , beginning of year	728,349	806,806

Cash and cash equivalents, end of year	$692,346	$1,073,578

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC.
f/k/a PSPP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
March 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. (“the Company”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada.  As of March 31, 2009, the Company maintained its Corporate Charter in the State of Nevada.

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

Basis of Presentation

The accompanying consolidated interim unaudited financial statements of the Company as of March 31, 2009, and the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K as of December 31, 2008.

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

Cash and cash Equivalents

The Company maintains cash balances in non-interest bearing accounts that currently do exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009 and December 31, 2008. Historically, the Company has not incurred any losses due the accounts that exceed federally insured limits.

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

FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”

As of March 31, 2009 and December 31, 2008, the Company considered the provisions of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” specifically as it relates to the entities controlled by the majority shareholder of the Company. As of March 31, 2009 and December 31, 2008, the accompanying financial statements only include the accounts of the Company.

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

As of March 31, 2009, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

NOTE 2                      FURNITURE, FIXTURES AND EQUIPMENT

Furniture and fixtures are recorded at cost.  Depreciation is computed using the straight-line method; i.e., original cost divided by the estimated useful lives of the related assets, which is 5 years.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Statement of Operations for the period.  The cost of maintenance and repairs are charged to income as incurred.  Renewals and betterments are capitalized and depreciated over their estimated useful lives.

For the three months ended March 31, 2009 and 2008, the depreciation expense was $286,549 and $186,046, respectively.

NOTE 3                      MANAGEMENT AGREEMENTS

Hanover leases the Holiday Inn Express flag for a hotel located in Hanover, Maryland.  Absecon leases the Marriott’s Fairfield Inn flag for a hotel located in Absecon, New Jersey.  The Clinton is a private hotel located in South Beach, Miami, Florida with no franchise or licensing agreements.

Under each management agreement, PPHG received a 3.5% management fee based on gross income, and an incentive fee based on gross operating profit. In addition, under Absecon’s agreement, additional fees for managing property improvements (the PIP) equal to a fixed incentive fee of 10% to 15% of these costs.

In September 2008, Company terminated PPHG’s management agreement for the Clinton Hotel in South Beach, Miami, Florida.  In February 2009, the Company terminated PPHG’s management agreement for the Holiday Inn Express in Hanover, Maryland.  The Company retained the management services of Mid-Atlantic Realty Group for both of these hotel properties under the same terms as PPHG’s. Mid-Atlantic Realty Group is an entity controlled by the Company’s majority shareholder and CEO, Mr. Richardson.

NOTE 4                      PROPERTY IMPROVEMENT PLAN

A Property Improvement Plan (PIP) for the property located in Absecon, New Jersey in the amount of $1,105,000 was reserved at the closing of the transaction in 2007 and is owned by Absecon.  The funds were being held by the lender to cover the deferred maintenance obligations required by the Marriott Corporation to maintain the Fairfield flag.

The total amount of the PIP as of March 31, 2009 increased from the initial $1,105,000 to $1,609,768.  The amounts needed to fund the PIP over the amount escrowed of $504,768 at closing in 2007 were funded by the property owner.  See note 7.

As of March 31, 2009, the management company for Absecon had yet to have a cost segregation study performed on the PIP.

As of March 31, 2009, management of the Company has estimated the depreciation expense for the three months ended March 31, 2009 to be $80,448 subject to further adjustments pending the final cost allocations to leasehold improvements and furniture, fixtures and equipment.

NOTE 5                      FRANCHISE FEES

As of March 31, 2009, Hanover paid $64,500 in franchise fees for the use of the Holiday Inn Express Flag, and Absecon paid $80,000 in franchise fees for the use of Marriott’s Fairfield Inn flag.  Clinton did not incur any franchise fees when it was acquired in 2007. As of March 31, 2009, management of the Company has determined that the franchise fees have an indefinite useful life.  Therefore, pursuant to SFAS no. 142, the franchise fees are not being subject to amortization rather they are subject to an impairment test by management.  Management has conducted an impairment test and has determined that as of March 31, 2009, the franchise fees are not subject to any impairment adjustment; therefore, the carrying value of the franchise fees at their original cost of $144,500.

NOTE 6                      BASE RENT AND ADDITIONAL RENT

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

The accompanying consolidated financial statements reflect the base rent expense to comply with the provisions of SFAS no. 13 paragraph 15.  The base rent payments are not being made on straight-line basis over the life of the leases; however, the base rent expense is being recognized on a straight-line basis over the life of the leases.

For the period ended March 31, 2009 and the year ended December 31, 2008, the rent payable included in the current liabilities is $729,630 and $460,404 , respectively.

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

For the three months ended March 31, 2009 and 2008 the base rent expense was $230,934 and $230,934, respectively.

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

For the three months ended March 31, 2009 and 2008 the base rent expense was $128,232 and $128,232, respectively.

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

For the three months ended March 31, 2009 and 2008, the base rent expense was $57,500 and $57,500, respectively.

NOTE 7                      LOANS PAYABLE

As of March 31, 2009 and December 31, 2008, the Company had notes payable with principal balances of $1,728,544 and $1,116,699, respectively.

These notes payable are demand notes payable with an interest rate of 10%. As of March 31, 2009 $1,485,070 of the notes payable are advances from the property owner at Absecon to cover the additional funds necessary to fulfill the $504,768 in the PIP and for operating cash flows.  All of these funds were used for the Absecon property.  The other notes payable with a principal balance of $243,474 were acquired in the revere merger in October 2008.

For the three months ended March 31, 2009 and 2008, the interest expense was $37,556 and $4,774, respectively.

As of March 31, 2009, these amounts are being accrued; no payments of interest and/or principal have been made.

NOTE 8                      DUE TO RELATED PARTY

As of March 31, 2009 and December 31, 2008 the Company owed East Coast Realty Ventures, LLC, the former managing member of Hanover, Clinton and Absecon, an entity controlled by Frederic Richardson, the Company’s Chairman and CEO, $650,887 and $368,565, respectively under a demand note with no formal repayment requirements.

NOTE 9                      COMMON AND PREFERRED STOCK

As of March 31, 2009, the Company has 175,000,000 shares of common stock authorized and 10,804,829 issued and outstanding.

During the three months ended March 31, 2009, the Company issued 3,863,661 shares of its common stock at its par value of $.001.  The amount of $3,864 is being reflected as general and administrative expenses.

During the year ended December 31, 2008, 6,876,469 shares of common stock were issued at par value of $.001 for a total of $6,876 to certain individuals and entities for past consideration. The amount of $6,876 is included in general and administrative expenses.

As of March 31, 2009, the Company has 10,000,000 shares of preferred stock authorized and 1,000,000 issued and outstanding.

NOTE 10                       REVERSE SPLIT AND SYMBOL CHANGE

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

NOTE 11                      INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $1,260,286 in gross deferred tax assets as of March 31, 2009, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of March 31, 2009.

As of March 31, 2009, the Company has federal net operating loss carry forwards of approximately $3,150,716 available to offset future taxable income through 2029 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carryforward starting with the year ended December 31, 2008.

As of March 31, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

For the three months ended March 31, 2009, the valuation allowance adjustment was $372,962.

NOTE 12                      REVERSE MERGER

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

NOTE 13                       COMMITEMENTS AND CONTINGENCIES

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

Rafael Barrera vs. Clinton Hotel Investors, LLC and East Coast Realty Ventures, LLC, Miami-Dade County Circuit Court Case No. 08-67650 CA 24. Plaintiff, Barrera filed an eight (8) count Complaint; counts II, IV and VI apply exclusively to Clinton Hotel and counts I, III, V, VII, and VIII apply exclusively to East Coast Realty Ventures, LLC. Count II is for an alleged breach of the employment contract between Plaintiff and Clinton Hotel resulting from an alleged failure to pay four (4) months of base salary beginning on the date of Plaintiff’s termination. Count IV requests an accounting of vacation and bonus payments for the period beginning August 10, 2001 and ending on August 16, 2007. Count IV is for unjust enrichment based on an alleged failure to properly compensate Plaintiff. Clinton Hotel filed a Motion to Dismiss the Complaint which remains pending and is set for hearing on April 3, 2009. Plaintiff claims damages against Clinton Hotel in the approximate amount of $115,000, all of which is being denied by Clinton Hotel and which Clinton Hotel intends to vigorously defend.

As of March 31, 2009, management of the Company has determined that the amount of $172,000, which represents the approximate amount of the above lawsuits do not warrant an expense to be recorded in accompanying unaudited consolidated financial statements as of March  31, 2009.

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

NOTE 14                       SUBSEQUENT EVENTS

On May 5, 2009, the Company issued 250,000 shares of its common stock at par value of $.001. These issuances of common stock increase the outstanding shares of common stock to 11,054,829.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

We are committed to finding unique and profitable hotel operations throughout the world. We exploit the changing real estate market with new financing structures and finds quality assets to which we can bring superior cost management and revenue generation skills. We currently own the operation of a boutique hotel in the Art Deco District of Miami, South Beach, Florida and branded hotel operations in the North East.

Hanover, Clinton and Absecon do not have ownership of the hotel buildings’ financing nor responsibility for capital items, real estate taxes, or building insurance, but they perform management of these items, which give the real estate investors a low-maintenance real estate investment.

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

We believe that despite recent economic downturns the market for hotel lodging is stable in the markets in which we maintain the operations of the hotels.  The American Hotel & Lodging Association stated that 2007 was the best year ever for the U.S. lodging industry. Spurred on by the weak U.S. dollar that has induced foreign travelers to the United States and consumers within the United States to travel within its borders.  Additionally, peak construction of new hotels in markets where we maintain properties such as Miami have slowed significantly since the fourth quarter of 2007 which has led to a potential supply and demand imbalance.  However, areas such as Baltimore have shown decreases in demand as they are not "trendy" vacation areas and occupancy rates are projected to decline in 2009.  However, average daily room rates have increased and are projected to do so through 2009.  Gaming revenues have increased in areas such as Atlantic City and lodging in such places has not been affected by the current economic instability.

Results of Operations

The following table sets forth the key components of our result of operations for the periods indicated, in U.S. Dollars.

	For the quarter ended
	March 31, 2009	March 31, 2008
Revenue	$2,207,718	$3,202,694
Operating expenses	3,102,792	3,395,193
Loss from operations	(895,074)	(192,499)
Other income (expenses)	(37,330)	(4,112)
Income before provision for income taxes	(932,404)	(196,611)
Provision for income taxes	-	-
Net loss	$(932,404)	$(196,611)

Comparison of Quarters Ended March 31, 2009 and 2008

General:  We have conducted operations through March 31, 2009. This includes the operations from three hotels: Hanover, Clinton, and Absecon.

Revenue: Net revenue decreased by $994,976 or 31%, from $3,202,694 in the quarter ended March 31, 2008 to $2,207,718 in the quarter ended March 31, 2009.  Revenues are comprised of the revenues from rooms, food and beverage, rental, telephone, movies, and suite shop, generated as a result of the operations of the three hotels. Our revenue decreased because of the global financial crisis that began in December 2008, which affected business and personal travel, and the travel patterns of both domestic and international travel. We reduced our room rates significantly to attract guests.

Operating Expenses: Operating expenses, arising from rooms, food and beverage, rent, management and franchise fees, general and administrative, and depreciation, were $3,395,193 in the quarter ended March 31, 2008, compared to $3,102,792 in the quarter ended March 31, 2009. This represents a decrease of $292,401, or 8.6%. This decrease was primarily due to a decrease in the rental expense that we experienced in 2008.

Other Income (Expenses). Our other income (expenses) consists of interest income, interest expense, gain on sale of assets. We had total other expenses of $37,330 for the quarter ended March 31, 2009 as compared to $4,112 for the quarter ended March 31, 2008, an increase of $33,218. The decrease in total other expenses was primarily due to an increase in the interest expense from the notes we assumed in the amount of $243,000 in connection with the reverse merger completed in October 2008 by and among Mod Hospitality, Absecon, Hanover and Clinton, and a construction loan, with a principal amount of $1,485,000 incurred by Absecon for the renovations of the hotel, which were not covered by the PIP reserve.

Net Loss: Our net loss was $196,611 in the quarter ended March 31, 2008 and $932,404 in the quarter ended March 31, 2009.  The increase in net loss of $735,793, or 350%, was primarily the result of the significant decrease in revenues.

Capital Liquidity and Resources

As of March 31, 2009 and 2008, we had total assets equal to $5,655,302 and $5,195,374, respectively. As of March 31, 2009, we had cash and cash equivalents of $692,346. The following table provides the key information about our net cash flow for all financial statement periods presented in this Form 10-Q:

	For the quarter ended
	March 31, 2009	March 31, 2008
Net cash provided by/used in operating activities	$(1,163,844)	$530,417
Net cash used in investing activities	(871,328)	-
Net cash provided by financing activities	1,999,169	(263,645)
Net increase (decrease) in cash and cash equivalents	(36,003)	266,772
Cash and cash equivalents, end of year	$692,346	$1,073,578

Comparison of Quarters Ended March 31, 2009 and 2008

Net Cash Provided By/Used In Operating Activities. Our net cash used by operating activities totaled $(1,163,844) for the quarter ended March 31, 2009 as compared to the net cash provided by operating activities of $530,417 for the quarter ended March 31, 2008. The increase in cash used by operating activities was primarily due to the decrease in the escrow reserves from the extensive renovations of Absecon required by the franchisor.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $871,328 for the quarter ended March 31, 2009 and $0 for the quarter ended March 31, 2008. The reason for the decrease in net cash was paying for the construction in progress for the Property Improvement Plan mandated by the franchisor.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1,999,169 for the quarter ended March 31, 2009 as compared to net cash used by financing activities of $(263,645) for the quarter ended March 31, 2008. The reason for increase in cash provided by financing activities was due to an increase of capital contributions, notes payable, and, related party debt.

Cash.  As of March 31, 2009, we had cash of $692,346, as compared to $1,073,578as of March 31, 2008. This decrease was primarily due to the decrease in our revenues and cost arising from the renovations of Absecon.

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

Basis of Presentation

The accompanying consolidated interim unaudited financial statements as of March 31, 2009, and the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K as of December 31, 2008.

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

Investment: We account for investments, where we hold from 20% up to 50%, in the common stock, or membership interest, of an entity, using the equity method. The investment is initially recorded at cost and the carrying amount is adjusted to recognize our proportionate share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of our net income or loss in the period of the adjustment. Any dividends received from the investee reduce the carrying value of the investment.

As of March 31, 2009, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

Off Balance Sheet Transactions

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T.  Controls and Procedures

Management's report on internal control over financial reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision of the President and Chief Executive Officer and the Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management evaluated the design and operation of our internal control over financial reporting as of March 31, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of March 31, 2009, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this report.

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

There have been no material developments in this quarter in regard to any litigation pending or threatened by or against us or any of our subsidiaries as detailed in Form 10-K filed on April 15, 2009.

Item 1A.   Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2009, we issued 250,000 shares of our common stock to Richard Weed in settlement of prior litigation at $0.001 per share in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None

Item 6.      Exhibits.

31.1           Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1           Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2009

Mod Hospitality, Inc.
By:	/s/ Frederic Richardson
Name: Frederic Richardson Title: Chief Executive Officer Principal Executive Officer

By:	/s/ Sarah Jackson
Name: Sarah Jackson , CPA Title: Chief Financial Officer Principal Financial Officer