Form 10-Q
period 2009-06-30
Mod Hospitality, Inc.
filed 2009-08-19
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☐

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2009:  63,304,829 shares of Common Stock.

MOD HOSPITALITY, INC.

FORM 10-Q

June 30, 2009

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Controls and Procedures	6

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	7
Item 1A	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	7

SIGNATURE		8

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets
	June 30, 2009	December 31, 2008
	Unaudited	Audited

Current assets
Cash and cash equivalents	$831,240	$728,349
Accounts receivable	149,902	157,791
Inventory	5,728	-
Prepaid Expenses	224,296	183,223
Total current assets	1,211,166	1,069,363

Property and equipment
Furniture, fixtures and equipment, net of depreciation	4,288,182	2,742,877
Total property and equipment	4,288,182	2,742,877

Other assets
Franchise fees, net of amortization	144,500	144,500
Construction in- progress	-	1,139,531
Investments, net	58,000	58,000
Deposits	21,144	41,103
Total other assets	223,644	1,383,134

Total assets	$5,722,992	$5,195,374

The financial information presented herein has been prepared by management without audit by independent certified public accountants
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity
	June 30, 2009	December 31, 2008
	Unaudited	Audited
Current liabilities
Accounts payable and accrued expenses	$1,935,916	$1,423,596
Escrow reserves	1,287,346	908,605
Accrued salaries and wages	13,532	107,692
Management fees payable	105,191	20,857
Taxes payable, rooms and other	84,329	387,689
Due to related party	427,776	368,565
Notes payable	1,650,070	1,116,699
Total current liabilities	5,504,160	4,333,701

Total liabilities	5,504,160	4,333,701

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized
1,000,000 shares outstanding	10,000	10,000
Common stock, $.001 par value, 175,000,000 shares authorized
63,304,829 shares outstanding as of June 30, 2009 and 6,941,168 shares
outstanding as of December 31, 2008	63,305	6,941
Additional paid-in capital	4,582,337	3,529,837
Accumulated deficit	(4,436,810)	(2,685,106)
Total stockholders' equity	218,832	861,672

Total liabilities and stockholders' equity	$5,722,992	$5,195,374

The financial information presented herein has been prepared by management without audit by independent certified public accountants
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue
Rooms	$2,787,331	$2,996,921	$4,730,967	$5,931,121
Food and beverage	35,104	28,910	100,814	66,161
Other income	183,354	256,315	381,726	487,558
Total operating revenue	3,005,789	3,282,146	5,213,507	6,484,840

Operating expenses
Rooms	658,372	781,604	1,339,971	1,461,847
Food and beverage	61,422	183,811	138,135	198,022
Rent	1,120,228	741,930	2,156,216	1,980,913
Management and franchise fees	417,621	357,888	543,815	663,033
General and administrative	792,628	802,572	1,547,628	1,066,771
Depreciation and amortization	286,549	186,046	573,098	372,092
Other expenses	135,657	(67,510)	276,405	638,856
Total operating expenses	3,472,477	2,986,341	6,575,268	6,381,534

Income (loss) from operations	(466,688)	295,805	(1,361,761)	103,306

Other income (expenses)
Interest income	67	662	293	1,193
Interest expense	(352,680)	(387,618)	(390,236)	(392,392)
Total other income (expenses)	(352,613)	(386,956)	(389,943)	(391,199)

Income (loss) before provision for income taxes	(819,301)	(91,151)	(1,751,704)	(287,893)

Provision for income taxes	-	-	-

Net income (loss)	$(819,301)	$(91,151)	$(1,751,704)	$(287,893)

Net loss per common share
Basic	$(0.02)	$(0.14)	$(0.05)	$(0.45)
Diluted	$(0.02)	$(0.14)	$(0.05)	$(0.45)

Weighted average of common shares outstanding
Basic - split adjusted	36,331,963	644,499	36,331,963	644,499
Diluted - split adjusted	36,331,963	644,499	36,331,963	644,499

Dividends declared per common share	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the six	For the six
	months ended	months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:	Unaudited	Unaudited
Net loss	$(1,751,704)	$(287,893)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Stock issued for services
Depreciation and amortization	573,098	372,092
(Increase) decrease in:
Prepaid expenses	(41,073)	(726)
Accounts receivable	7,889	212,435
Inventory	(5,728)	(1,469)
Deposits	19,959	3,971
Increase (decrease) in:
Accounts payable and accrued expenses	512,321	180,705
Escrow reserves	378,741	313,247
Accrued Salaries	(94,160)	(5,090)
Management Fees	84,334	1,864
Taxes payable, rooms and other	(303,360)	123,340
Net cash provided by (used in) operating activities	(619,683)	912,476

Cash flows from investing activities
Purchase of furniture, fixtures and equipment	(978,872)	-
Net cash (used in) investing activities	(978,872)	-

Cash flows from financing activities
Proceeds from capital contribution	1,108,864	-
Proceeds from notes payable	533,371	-
Due to related party, net	59,211	(236,947)
Net cash provided by (used in) financing activities	1,701,446	(236,947)

Net increase (decrease) in cash and cash equivalents	102,891	675,529

Cash and cash equivalents , beginning of year	728,349	806,806

Cash and cash equivalents, end of year	$831,240	$1,482,335

Supplemental disclosure of cash flow information:
Interest paid	$80,000	$-
Taxes paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC.
f/k/a PSPP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
June 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. (“the Company”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada.  As of June 30, 2009, the Company maintained its Corporate Charter in the State of Nevada.

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

Basis of Presentation

The accompanying consolidated interim unaudited financial statements of the Company as of June 30, 2009, and the six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

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

Cash and cash Equivalents

The Company maintains cash balances in non-interest bearing accounts that currently do exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2009 and December 31, 2008. Historically, the Company has not incurred any losses due the accounts that exceed federally insured limits.

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

FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”

As of June 30, 2009 and December 31, 2008, the Company considered the provisions of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” specifically as it relates to the entities controlled by the majority shareholder of the Company. As of June 30, 2009 and December 31, 2008, the accompanying financial statements only include the accounts of the Company.

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

As of June 30, 2009, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

For the three months ended June 30, 2009 and 2008, the depreciation expense was $286,549 and $186,046, respectively.

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

In September 2008, Company terminated PPHG’s management agreement for the Clinton Hotel in South Beach, Miami, Florida.  In February 2009, the Company terminated PPHG’s management agreement for the Holiday Inn Express in Hanover, Maryland.  The Company retained the management services of Mid-Atlantic Realty Group for Hanover and Presidential Management for Clinton. Mid-Atlantic Realty Group is an entity controlled by the Company’s majority shareholder and CEO, Mr. Richardson.

NOTE 4      PROPERTY IMPROVEMENT PLAN

A Property Improvement Plan (PIP) for the property located in Absecon, New Jersey has been completed and all reserved funds have been spent on capital improvements.

NOTE 5     FRANCHISE FEES

As of  June 30, 2009, Hanover paid $80,000 in franchise fees for the use of the Holiday Inn Express Flag, and Absecon paid $64,500  in franchise fees for the use of Marriott’s Fairfield Inn flag.  Clinton did not incur any franchise fees when it was acquired in 2007. As of June 30, 2009, management of the Company has determined that the franchise fees have an indefinite useful life.  Therefore, pursuant to SFAS no. 142, the franchise fees are not being subject to amortization rather they are subject to an impairment test by management.  Management has conducted an impairment test and has determined that as of June 30,  2009, the franchise fees are not subject to any impairment adjustment; therefore, the carrying value of the franchise fees at their original cost of $144,500.

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

As of  June 30, 2009 and December 31, 2008, the rent payable included in the current liabilities is $655,230 and $460,404 , respectively.

Base Rent: Hanover

Hanover pays base rent in equal monthly installments derived from the following annual yields on net cash equity investment:

Year	Annual Yield	Year	Annual Yield
Year 1	8.00%	Year 6	10.50%
Year 2	8.50%	year 7	10.50%
Year 3	9.00%	Year 8	10.50%
Year 4	9.25%	Year 9	10.50%
Year 5	10.50%	Year 10 - 15	10.50%

Base rent is paid, monthly, in arrears as follows:

Year	Total Base	Year	Total Base
Year 1	$756,000	Year 6	$992,250
Year 2	803,250	Year 7	992,250
Year 3	850,500	Year 8	992,250
Year 4	874,125	Year 9	992,250
Year 5	992,250	Year 10 - 15	992,250

Additional rent due under the lease is a combination of the principal, interest, reserves, tax, and insurance escrows due under the loan.  Any funds remaining in any of the reserves or escrows are the property of Hanover.

For the three months ended June 30, 2009 and 2008 the base rent expense was $212,625 and $211,254, respectively.

Base Rent: Clinton

Clinton pays the base rent in equal monthly installments derived from the following annual yields on net cash equity investment:

Year	Annual Yield	Year	Annual Yield
Year 1	8.00%	Year 6	9.00%
Year 2	8.25%	Year 7	9.00%
Year 3	8.50%	Year 8	9.00%
Year 4	8.75%	Year 9	9.00%
Year 5	9.00%	Year 10 - 15	9.00%

Base rent is paid, monthly, in arrears as follows:

Year	Total Base	Year	Total Base
Year 1	$405,157	Year 6	$540,209
Year 2	438,020	Year 7	540,209
Year 3	450,625	Year 8	540,209
Year 4	463,229	Year 9	540,209
Year 5	534,807	Year 10 - 15	540,209

Additional rent due under the lease is a combination of the principal, interest, reserves, tax, and insurance escrows due under the loan.  Any funds remaining in any of the reserves or escrows are the property of Clinton.

For the three months ended June 30, 2009 and 2008 the base rent expense was $150,840 and $150,840, respectively.

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

NOTE 7      LOANS PAYABLE

As of June 30, 2009 and December 31, 2008, the Company had notes payable with principal balances of $1,650,070 and $1,116,699, respectively.

These notes payable are demand notes payable with an interest rate of 10%. As of June 30, 2009 $1,650,070 of the notes payable are advances from the property owner at Absecon to cover the additional funds necessary to fulfill the $504,768 in the PIP and for operating cash flows.  All of these funds were used for the Absecon property.  The other notes payable with a principal balance of $243,474 were still issued and outstanding and continue to accrue interest expense.

For the three months ended June 30, 2009 and 2008, the interest expense was $352,680 and $387,618, respectively.

NOTE 8     DUE TO RELATED PARTY

As of June 30, 2009 and December 31, 2008 the Company owed East Coast Realty Ventures, LLC, the former managing member of Hanover, Clinton and Absecon, an entity controlled by Frederic Richardson, the Company’s Chairman and CEO, $427,776 and $368,565, respectively under a demand note with no formal repayment requirements.

NOTE 9     COMMON AND PREFERRED STOCK

As of June 30, 2009, the Company had 175,000,000 shares of common stock authorized and 63,304,829 shares of common stock issued.  The following table reflects the issuances of common stock effective for the six months ended June 30, 2009.

No of Shares
Number of Shares as at December 31, 2008	6,941,168
Share issued on March 31, 2009	2,113,661
Share issued on May 5, 2009	1,750,000
Common shares issued - July 2009	52,500,000
Balance effective June 30, 2009	63,304,829

As of June 30, 2009, the Company had 10,000,000 shares of preferred stock authorized and 1,000,000 shares of preferred stock issued.

As of June 30, 2009, the Company has 10,000,000 shares of preferred stock authorized and 1,000,000 issued and outstanding.

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

NOTE 11    INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $1,770,356 in gross deferred tax assets as of June 30, 2009, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of June 30, 2009.

As of June 30, 2009, the Company has federal net operating loss carry forwards of approximately $4,436,810 available to offset future taxable income through 2029 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carryforward starting with the year ended December 31, 2008.

As of June 30, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

For the six months ended June 30, 2009, the valuation allowance adjustment was $372,962.

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

As of June 30, 2009, management of the Company has determined that the amount of $172,000, which represents the approximate amount of the above lawsuits do not warrant an expense to be recorded in accompanying consolidated financial statements as of June  30, 2009.

In 2005, the Company retained the legal services of Weed & Co, LLP.  On December 3, 2007, Weed & Co, LLP filed a complaint in Superior Court of the State of California in dispute over payment of legal fees against the Company and other defendants.  On March 11, 2008, the other defendants entered into a settlement agreement where Weed & Co, LLP was to be paid $87,500.  Weed & Co., LP has the right to re-file the complaint should the other defendants not satisfy this agreement.  On May 5, 2009, the Company issued Mr. Weed 1,750,000 shares of the common stock of the Company in settlement of this lawsuit.

NOTE 14    GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As of June 30, 2009, the Company has an accumulated deficit of $4,436,810.

Management believes that additional capital will be required to fund operations through the year ending December 31, 2009 and beyond, as it attempts to generate increasing revenue. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, there is no assurance, assuming the Company is successful in raising additional capital, that the Company will be successful in achieving profitability or positive cash flow.

NOTE 15   ESCROW RESERVE

Escrow reserve has been increased because of timing of tax collection and payments.

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

The past Quarter has shown continued decreasing revenues and as a result a decrease in net income. The hope is that the first quarter of 2010 will show an increase in revenue and NOI but there can be no guarantees that revenue will increase or that the economy in general will improve. As a result there is considerable doubt in management’s mind as to the viability of this business and as a result the Board of Directors has instructed management to begin exploring new business ventures for the company.

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

There can be no guarantee that there will be success. To that end we have secured the help of the former owners of the company, Clinton Hotel, LLC, and they have committed to help raise money for the company and develop the new insurance business model.  Although in the first quarter we were hopeful that business travel would rebound, we no longer hold these optimistic views and expect 2009 to lose or run out of cash. As a result we cannot be certain that the business will continue to operate without a substantial cash infusion.

Results of Operations

The following table sets forth the key components of our result of operations for the periods indicated, in U.S. Dollars.

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$3,005,789	$3,282,146	$5,213,507	$6,484,840
Operating expenses	3,472,477	2,986,341	6,575,268	6,381,534
Income (loss) from operations	(466,688)	295,805	(1,361,761)	103,306
Other income (expenses)	(352,613)	(386,956)	(389,943)	(391,199)
Income before provision for income taxes	(819,301)	(91,151)	(1,751,704)	(287,893)
Provision for income taxes	-	-	-	-
Net loss	(819,301)	(91,151)	(1,751,704)	(287,893)

Revenue: Net revenue decreased by $276,357 from $3,282,146 in the quarter ended June 30, 2008 to $3,005,789 in the quarter ended June 30, 2009.  Revenues are comprised of the revenues from rooms, food and beverage, rental, telephone, movies, and suite shop, generated as a result of the operations of the three hotels. Our revenue decreased because of the global financial crisis that began in December 2008, which affected business and personal travel, and the travel patterns of both domestic and international travel. We reduced our room rates significantly to attract guests.

Operating Expenses: Operating expenses, arising from rooms, food and beverage, rent, management and franchise fees, general and administrative, and depreciation, were $2,986,341 in the quarter ended June 30, 2008, compared to $3,472,477 in the quarter ended June 30, 2009. This represents a increase of $486,136. This increase was primarily due to increase in rent.

Other Income (Expenses). Our other income (expenses) consists of interest income, interest expense, gain on sale of assets. We had totaled other expenses of $352,613 for the quarter ended June 30, 2009 as compared to $386,956 for the quarter ended June 30, 2008. This increase is because of interest expenses.

Net Loss: Our net loss was $91,151 in the quarter ended June 30, 2008 and loss of $819,301 in the quarter ended June 30, 2009.  The increase in net loss of $728,150 was primarily the result of the significant decrease in revenues and increase of expenses.

Capital Liquidity and Resources

As of June 30, 2009 and 2008, we had total assets equal to $5,722,922 and $5,195,374 respectively. As of June 30, 2009, we had cash and cash equivalents of $831,240. The following table provides the key information about our net cash flow for all financial statement periods presented in this Form 10-Q:

	For the quarter ended
	30-Jun-09	31-Jun-08
Net cash provided by/used in operating activities	$(619,683)	$912,476
Net cash used in investing activities	(978,872)	-
Net cash provided by financing activities	1,701,446	(236,947)
Net increase (decrease) in cash and cash equivalents	102,891	675,529
Cash and cash equivalents, end of year	$831,240	$1,482,335

Comparison of Quarters Ended June 30, 2009 and 2008

Net Cash Provided By/Used In Operating Activities. Our net cash used by operating activities totaled $(619,683) for the quarter ended June 30, 2009 as compared to the net cash provided by operating activities of $912,476 for the quarter ended June 30, 2008. The increase in cash used by operating activities was primarily due to the decrease in the escrow reserves from the extensive renovations of Absecon required by the franchisor.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $(978,872) for the quarter ended June 30, 2009 and $0 for the quarter ended June 30, 2008. The reason for the decrease in net cash was paying for the construction in progress for the Property Improvement Plan mandated by the franchisor.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1,701,446 for the quarter ended June 30, 2009 as compared to net cash used by financing activities of $(236,947) for the quarter ended June 30, 2008. The reason for increase in cash provided by financing activities was due to an increase of capital contributions, notes payable, and, related party debt.

Cash.  As of June 30, 2009, we had cash of $831,240, as compared to $1,482,335 as of June 30, 2008. This decrease was primarily due to the decrease in our revenues and cost arising from the renovations of Absecon.

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

Basis of Presentation

The accompanying consolidated interim unaudited financial statements as of June 30, 2009, and the three months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

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

As of June 30, 2009, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

Management evaluated the design and operation of our internal control over financial reporting as of June 30, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of  June 30, 2009, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2009, we issued 1,750,000 shares of our common stock to Richard Weed in settlement of prior litigation at $0.001 per share in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Dated: August 19, 2009
Mod Hospitality, Inc.
By:	/s/ Frederic Richardson
Name: Frederic Richardson Title: Chief Executive Officer Principal Executive Officer

By:	/s/ Dilli Prasad Thapaliya
Name: Dilli Prasad Thapaliya Title: Chief Financial Officer Principal Financial Officer