Form 10-Q
period 2009-09-30
Mod Hospitality, Inc.
filed 2009-11-13
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009:  63,304, 829 shares of Common Stock.

MOD HOSPITALITY, INC.

FORM 10-Q

 September 30, 2009

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	24

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

SIGNATURE		25

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets
	September 30,	December 31,
	2009	2008
	Unaudited	Audited

Current assets
Cash and cash equivalents	$752,629	$728,349
Accounts receivable	320,852	157,791
Inventory	6,900	-
Prepaid Expenses	157,450	183,223
Total current assets	1,237,831	1,069,363

Property and equipment
Furniture, fixtures and equipment, net of depreciation	4,012,403	2,742,877
Total property and equipment	4,012,403	2,742,877

Other assets
Franchise fees, net of amortization	135,900	135,900
Construction in- progress	-	1,139,531
Investments, net	58,000	58,000
Deposits	18,230	41,103
Total other assets	212,130	1,374,534

Total assets	$5,462,364	$5,186,774

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity
	September 30,	December 31,
	2009	2008
	Unaudited	Audited
Current liabilities
Accounts payable and accrued expenses	$2,371,725	$1,423,596
Escrow reserves	1,221,429	908,605
Accrued salaries and wages	12,611	107,692
Management fees payable	104,531	20,857
Taxes payable, rooms and other	27,253	387,689
Due to related party	620,024	368,565
Notes payable	1,720,070	1,116,699
Total current liabilities	6,077,643	4,333,703

Total liabilities	6,077,643	4,333,703

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized
1,000,000 shares outstanding	10,000	10,000
Common stock, $.001 par value, 175,000,000 shares authorized
63,304,829 shares outstanding as of September 30, 2009 and 6,941,168 shares
outstanding as of December 31, 2008	63,305	6,941
Additional paid-in capital	4,582,337	3,529,837
Accumulated deficit	(5,270,921)	(2,693,707)
Total stockholders' equity	(615,279)	853,071

Total liabilities and stockholders' equity	$5,462,364	$5,186,774

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue
Rooms	$2,440,598	$2,822,745	$7,238,704	$8,753,866
Food and beverage	37,055	22,775	70,730	88,936
Other income	191,121	253,156	639,986	740,714
Total operating revenue	2,668,774	3,098,676	7,949,420	9,583,516

Operating expenses
Rooms	630,645	777,562	1,970,616	2,239,409
Food and beverage	61,159	(43,585)	199,294	154,437
Rent	1,117,104	1,002,739	3,273,320	2,983,652
Management and franchise fees	294,090	235,477	837,905	898,510
General and administrative	701,220	1,118,770	2,248,848	2,185,541
Depreciation and amortization	286,549	186,046	859,647	558,138
Other expenses	336,692	393,248	613,097	1,032,104
Total operating expenses	3,427,459	3,670,257	10,002,727	10,051,791

Income (Loss) from operations	(758,685)	(571,581)	(2,053,307)	(468,275)

Other income (expenses)
Interest income	(293)	662	-	1,193
Interest expense	(133,672)	(198,352)	(523,908)	(590,744)
Total other income (expenses)	(133,965)	(197,690)	(523,908)	(589,551)

Income (loss) before provision for income taxes	(892,650)	(769,271)	(2,577,215)	(1,057,826)

Provision for income taxes	-	-	-

Net income (loss)	$(892,650)	$(769,271)	$(2,577,215)	$(1,057,826)

Net loss per common share
Basic	$(0.02)	$(1.19)	$(0.06)	$(1.64)
Diluted	$(0.02)	$(1.19)	$(0.06)	$(1.64)

Weighted average of common shares outstanding
Basic - split adjusted	45,389,272	644,499	45,389,272	644,499
Diluted - split adjusted	45,389,272	644,499	45,389,272	644,499

Dividends declared per common share	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC. F/K/A PSPP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:	Unaudited	Unaudited
Net loss	$(2,577,215)	$(1,057,826)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Stock issued for services
Depreciation and amortization	859,647	558,138
Franchise Fee amortization		8,600
(Increase) decrease in:
Prepaid expenses	25,773	90,558
Accounts receivable	(163,061)	153,545
Inventory	(6,900)	(562)
Deposits	22,873	3,971
Increase (decrease) in:
Accounts payable and accrued expenses	948,130	429,494
Escrow reserves	312,824	550,226
Accrued Salaries	(95,081)	17,735
Management Fees	83,674	(5,408)
Taxes payable, rooms and other	(360,436)	182,381
Net cash provided by (used in) operating activities	(949,772)	930,852

Cash flows from investing activities
Investment		(58,000)
Purchase of furniture, fixtures and equipment	(989,642)	(657,961)
Net cash (used in) investing activities	(989,642)	(715,961)

Cash flows from financing activities
Proceeds from capital contribution	1,108,864	615
Proceeds from notes payable	603,371	160,000
Due to related party, net	251,459	-
Net cash provided by (used in) financing activities	1,963,694	160,615

Net increase (decrease) in cash and cash equivalents	24,280	375,506
Cash and cash equivalents , beginning of year	728,349	806,806
Cash and cash equivalents, end of year	$752,629	$1,182,312

Supplemental disclosure of cash flow information:
Interest Paid	$-	$-
Taxes Paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

MOD HOSPITALITY, INC.

f/k/a PSPP HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

September 30, 2009

__________________________________________________________________________________________________

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. (“the Company”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada.  As of September 30, 2009, the Company maintained its Corporate Charter in the State of Nevada.

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

Basis of Presentation

The accompanying consolidated interim unaudited financial statements of the Company as of September 30, 2009, and the six months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

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

Cash and cash Equivalents

The Company maintains cash balances in non-interest bearing accounts that currently do exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were cash equivalents as of September 30, 2009 and December 31, 2008 of $752,629 and 728,349 respectively. Historically, the Company has not incurred any losses due the accounts that exceed federally insured limits.

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

FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”

As of September 30, 2009 and December 31, 2008, the Company considered the provisions of FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” specifically as it relates to the entities controlled by the majority shareholder of the Company. As of September 30, 2009 and December 31, 2008, the accompanying financial statements only include the accounts of the Company.

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

Accounting Pronouncements

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations  (“FAS 141R”), FSP No. FAS 142-3,  Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160,  Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51  (“FSP 160”), Statement No. 161,  Disclosures about Derivative Instruments and Hedging Activities  (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”),  Accounting for Collaborative Arrangements,  EITF Issue No. 08-6,  Equity Method Investment Accounting Considerations  (“EITF 08-6”), EITF Issue No. 08-7,  Accounting for Defensive Intangible Assets  (“EITF 08-7”), FASB Staff Position EITF 03-6-1 , Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities  (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1,  Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1,  Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise fromcontingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5,  Accounting for Contingencies  (“FAS 5”) ,  and FASB Interpretation No. 14,  Reasonable Estimation of the Amount of a Loss.  If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assetunder SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of FAS 160 did not affect the

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after September 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

 In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended September 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 13, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s consolidated results of operations.

APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was adopted on January 1, 2009, and did not affect the Company’s consolidated financial position or consolidated results of operations.

Recently Issued Accounting Standards

The FASB recently issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (“FSP FAS 157-4”), Staff Position FAS 115-2 and FAS 124-2,  Recognition and Presentation of Other-Than-Temporary Impairments  (“FSP FAS 115-2/124-2”) and Staff Position FAS 107-1 and APB 28-1,  Interim Disclosures about Fair Value of Financial Instruments  (“FSP FAS 107-1/APB 28-1”).

Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Since FSP FAS 157-4 is effective for interim reporting periods ending after September 15, 2009, the Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after September 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after September 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s consolidated financial position or consolidated results of operations.

In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In September 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In September 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 did not affect the Company’s consolidated financial position or consolidated results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS

168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to its financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

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

For the three months ended September 30, 2009 and 2008, the depreciation expense was $859,647 and $558,138, respectively.

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

NOTE 5

FRANCHISE FEES

As of  September 30, 2009, Hanover paid $64,5000 in franchise fees for the use of the Holiday Inn Express Flag, and Absecon paid $80,000  in franchise fees for the use of Marriott’s Fairfield Inn flag.  Clinton did not incur any franchise fees when it was acquired in 2007. As of September 30, 2009, management of the Company has determined that the franchise fees have an indefinite useful life.  Therefore, pursuant to SFAS no. 142, the franchise fees are not being subject to amortization rather they are subject to an impairment test by management.  Management has conducted an impairment test and has determined that as of September 30, 2009, the franchise fees are not subject to any impairment adjustment; therefore, the carrying value of the franchise fees at their original cost of $144,500.

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

For the period ended September 30, 2009 and the year ended December 31, 2008, the rent payable included in the current liabilities is $1,432,137.52 and $460,404 , respectively.

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

For the three months ended September 30, 2009 and 2008 the base rent expense was $214, 594 and $211,254, respectively.

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

For the three months ended September 30, 2009 and 2008 the base rent expense was $155,409 and $150,840, respectively.

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

NOTE 7

LOANS PAYABLE

As of September 30, 2009 and December 31, 2008, the Company had notes payable with principal balances of $1,980,070 and $1,116,699, respectively.

These notes payable are demand notes payable with an interest rate of 10%. As of September 30, 2009 $1,720,070 of the notes payable are advances from the property owner at Absecon to cover the additional funds necessary to fulfill the $504,768 in the PIP and for operating cash flows.  All of these funds were used for the Absecon property.  The other notes payable with a principal balance of $243,474 were still issues as outstanding and continue to accrue interest expenses.

For the three months ended September 30, 2009 and 2008, the interest expense was $133,672 and $198,352 respectively.

NOTE 8

DUE TO RELATED PARTY

As of September 30, 2009 and December 31, 2008 the Company owed East Coast Realty Ventures, LLC, the former managing member of Hanover, Clinton and Absecon, an entity controlled by Frederic Richardson, the Company’s Chairman and CEO, $620,024 and $368,565, respectively under a demand note with no formal repayment requirements.

NOTE 9

COMMON AND PREFERRED STOCK

As of December 31, 2008,  the majority shareholder of the Company, Frederic Richardson, directly or indirectly through FLNU was the owner of 25,000,000 shares. We made a reverse split of 10 to 1. The transfer agents inadvertently not recorded the shares. In the first quarter of 2009 FLNU was to be issued 50,000,000 shares. As of September 30, 2009, the shares were not issued. 1,750,000 shares were issued on May 5, 2009 and 52,500,000 shares were corrected in July 2009.  Following table shows shares issued and outstanding during six months ending June 2009.

No of Shares
Number of Shares as at December 31, 2008	6,941,168
Share issued on March 31, 2009	2,113,661
Share issued on May 5, 2009	1,750,000
Correction	52,500,000
63,304,829

During the year ended December 31, 2008, 6,876,469 shares of common stock were issued at par value of $.001 for a total of $6,876 to certain individuals and entities for past consideration. The amount of $6,876 is included in general and administrative expenses.

As of September 30, 2009, the Company has 10,000,000 shares of preferred stock authorized and 1,000,000 issued and outstanding.

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

NOTE 11

INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $2,055,659 in gross deferred tax assets as of September 30, 2009, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of September 30, 2009.

As of September 30, 2009, the Company has federal net operating loss carry forwards of approximately $5,270,921 available to offset future taxable income through 2029 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carryforward starting with the year ended December 31, 2008.

As of September 30, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

For the six months ended September 30, 2009, the valuation allowance adjustment was $372,962.

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

NOTE 13

 COMMITEMENTS AND CONTINGENCIES

Legal Proceedings

The principles of Marrior have defaulted on the previous lease hold interest loan. Beachview Restaurants, LLC as Plaintiff vs. ECRV Clinton Leaseco, LLC as Defendant, in the Circuit Court in and for Miami-Dade County, Florida Case NO. 07 29326 CA 22 which involves a dispute concerning a former lessee which had been evicted for non-payment of rent in 2007, claiming breach of lease and fraudulent inducement. It is unlikely that there will be an unfavorable outcome in this matter inasmuch as the Plaintiff has yet to state a cause of action regarding any breach of lease or inducement to sign the lease. There are sound defenses. The amount in controversy has been stated as merely in excess of $15,000.

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

As of September 30, 2009, management of the Company has determined that the amount of $172,000, which represents the approximate amount of the above lawsuits do not warrant an expense to be recorded in accompanying consolidated financial statements as of June  30, 2009.

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

As of September 30, 2009, the Company has an accumulated deficit of $5,270,921.

Management believes that additional capital will be required to fund operations through the year ended December 31, 2009 and beyond, as it attempts to generate increasing revenue. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Plan of Operations

In October 2009, the principles of Marriot Fairfield notified the lender that they will not be able to fund any future of the property is now in question. Mortgage payments in this slower demand environment, we are working aggressively to enhance property-level house profit margins by reviewing room amenities and adjusting room rates. We continue to implement new technology, develop new sales promotions, and improve our properties to increase property-level revenue, rather than simply discounting room rates.

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

There can be no guarantee that there will be success, but management is hopeful. To that end we have secured the help of the former owners of the company, Clinton Hotel, LLC, and they have committed to help raise money for the company and develop the new insurance business model. The company has formed a new subsidiary to explore cost saving strategies for real estate owners and the current Board has directed management to focus its efforts on this business venture. Although in the first quarter we were hopeful that business travel would rebound, we no longer hold these optimistic views and expect 2009 to lose or run out of cash. As a result we cannot be certain that the business will continue to operate without a substantial cash infusion.

Results of Operations

The following table sets forth the key components of our result of operations for the periods indicated, in U.S. Dollars.

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$2,668,774	$3,098,676	$7,949,420	$9,583,516
Operating expenses	3,427,459	3,670,257	10,002,727	10,051,791
Loss from operations	(758,685)	(571,581)	(2,053,307)	(468,275)
Other income (expenses)	(133,965)	(197,690)	(523,908)	(589,551)
Income before provision for income taxes	(892,650)	(769,271)	(2,577,215)	(1,057,826)
Provision for income taxes	-	-	-	-
Net loss	(892,650)	(769,271)	(2,577,215)	(1,057,826)

Revenue: Net revenue decreased by $ 429,902 from $ 3,098,676 in the quarter ended September 30, 2008 to $ 2,668,774 in the quarter ended September 30, 2009.  Revenues are comprised of the revenues from rooms, food and beverage, rental, telephone, movies, and suite shop, generated as a result of the operations of the three hotels. Our revenue decreased because of the global financial crisis that began in December 2008, which affected business and personal travel, and the travel patterns of both domestic and international travel. We reduced our room rates significantly to attract guests.

Operating Expenses: Operating expenses, arising from rooms, food and beverage, rent, management and franchise fees, general and administrative, and depreciation, were $3,670,257 in the quarter ended September 30, 2008, compared to $3,427,459 in the quarter ended September 30, 2009. This represents a decrease of $242,798. This decrease was primarily due to cost reduction initiative taken by management.

Other Income (Expenses). Our other income (expenses) consists of interest income, interest expense, gain on sale of assets. We had totaled other expenses of $133,965 for the quarter ended September 30, 2009 as compared to $197,690 for the quarter ended September 30, 2008. This decrease is because of interest expenses.

Net Loss: Our net loss was $892,650 in the quarter ended September 30, 2009 and loss of $769,271 in the quarter ended September 30, 2008.  The increase in net loss of $123,379 was primarily the result of the significant decrease in revenues.

Capital Liquidity and Resources

As of September 30, 2009 and 2008, we had total assets equal to $5,462,364 and $5,186,774 respectively. As of September 30, 2009, we had cash and cash equivalents of $752,629. The following table provides the key information about our net cash flow for all financial statement periods presented in this Form 10-Q:

	For the quarter ended
	30-Sep-09	31-Sep-08
Net cash provided by/used in operating activities	$(949,772)	$930,852
Net cash used in investing activities	(989,642)	(715,961)
Net cash provided by financing activities	1,963,694	160,615
Net increase (decrease) in cash and cash equivalents	24,280	375,506
Cash and cash equivalents, end of year	$752,629	$1,182,312

Comparison of Quarters Ended September 30, 2009 and 2008

Net Cash Provided By/Used In Operating Activities. Our net cash used by operating activities totaled $(949,772) for the nine months ended September 30, 2009 as compared to the net cash provided by operating activities of  $930,852 for the nine months ended September 30, 2008. The increase in cash used by operating activities was primarily due to the decrease in the escrow reserves from the extensive renovations of Absecon required by the franchisor.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $(989,642) for the nine months ended September 30, 2009 and $(715,961) for the nine months ended September 30, 2008. The reason for the decrease in net cash was paying for the construction in progress for the Property Improvement Plan mandated by the franchisor.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1,963,694 for the nine months ended September 30, 2009 as compared to net cash used by financing activities of $160,615 for the nine months ended September 30, 2008. The reason for increase in cash provided by financing activities was due to an increase of capital contributions, notes payable, and, related party debt.

Cash.  As of September 30, 2009, we had cash of $752,629, as compared to $1,182,312 as of September 30, 2008. This decrease was primarily due to the decrease in our revenues and cost arising from the renovations of Absecon.

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

Basis of Presentation

The accompanying consolidated interim unaudited financial statements as of September 30, 2009, and the three months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

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

As of September 30, 2009, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of  September 30, 2009, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2009

Mod Hospitality, Inc.
By:	/s/ Frederic Richardson
Name: Frederic Richardson Title: Chief Executive Officer Principal Executive Officer

By:	/s/ Dilli Prasad Thapaliya
Name: Dilli Prasad Thapaliya Title: Chief Financial Officer Principal Financial Officer