Form 10-Q/A
period 2009-03-31
STAKOOL, INC.
filed 2010-03-30
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A (Amendment No. 1)

_______________

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2009

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

STAKOOL, INC.

 (Exact name of registrant as specified in Charter)

NEVADA	000-24723	88-0393257
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

18565 Soledad Canyon Rd., #153

Canyon Country, CA

(Address of Principal Executive Offices)

(301) 309-9080

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

Yes  X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      .                Accelerated Filer      .                Non-Accelerated Filer      .              Smaller Reporting Company  X  .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.	Yes . No X .

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 25, 2010:  51,047,167 shares of Common Stock.

 EXPLANATORY NOTE:

On February 22, 2010, the Company’s Board of Directors and management determined that our financial statements for the quarter ended March 31, 2009 could no longer be relied upon because of a rescission of the agreement with the Company and ECV Holdings for the properties that the Company had acquired. With the rescission of these agreements the Company core business had been reduced to its Dream TV unit. Note 13 of the attached consolidated financial statements describe the revisions that have been made to the consolidated financial statements. As a result of the rescission agreement all transactions from these acquisitions have been reversed and are no longer transactions of the Company. Therefore the Company had no revenue or expenses for the entire quarter ended March 31, 2009. We have also revised “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.

Other than these changes, the disclosures in this amended report are as of the initial filing date of May 15, 2009 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer have been filed as exhibits

STAKOOL, INC.

FORM 10-Q

March 31, 2009

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

PART II -- OTHER INFORMATION

Item 6.	Exhibits	22

SIGNATURE		23

Part I – Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to the Consolidated Financial Statements	8

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets
	For the year	For the Quarter
	ended	ended
	December 31, 2008	March 31, 2009
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	-	-
Property and equipment
Furniture, fixtures and equipment, net of depreciation	-	-
Total property and equipment	-	-

Other assets
Franchise fees, net of amortization	-	-
Construction in-progress	-	-
Investments, net	58,000	58,000
Deposits	-	-
Total other assets	58,000	58,000
Total assets	$58,000	$58,000
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$64,000	64,000
Notes payable	301,925	309,825
Total current liabilities	365,925	373,825
Total liabilities	365,925	373,825

Commitments and contingencies	-	-

Common stock, $.001 par value, 175,000,000 shares authorized
6,941,168 and 46,855 shares outstanding at December 31, 2008 and March 31, 2009 respectively	6,941	67
Additional paid-in capital	5,268,603	5,531,128
Accumulated deficit	(5,839,020)	(5,847,020)
Total stockholders' equity	(559,737)	(315,825)
Total liabilities and stockholders' equity	$58,000	$58,000

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008
	Unaudited	Unaudited

Revenue
Rooms	$-	$-
Food and beverage	-	-
Other income	-	-
Total operating revenue	-	-

Operating expenses
Rooms	-	-
Food and beverage	-	-
Rent	-	-
Management and franchise fees	-	-
General and administrative	-	-
Depreciation and amortization	-	-
Other expenses	-	-
Total operating expenses	-	-

Loss from operations

Other income (expenses)
Interest income	-	-
Interest expense	(8,000)	-
Total other income (expenses)	(8,000)	-

Income before provision for income taxes	(8,000)	-

Provision for income taxes	-	-

Net loss	$(8,000)	$-

Net loss per common share
Basic	$(.12)	$-

Weighted average of common shares outstanding
Basic - split adjusted	67,179	55,499

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:	Unaudited	Unaudited
Net loss	$(8,000)	$-
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Stock issued for services	-	-
Depreciation and amortization	-	-
(Increase) decrease in:
Prepaid expenses	-	-
Accounts receivable	-	-
Deposits	-	-
Increase (decrease) in:
Accounts payable and accrued expenses	-	-
Escrow reserves	-	-
Accrued Salaries	-	-
Management Fees	-	-
Taxes payable, rooms and other	-	-
Net cash provided by (used in) operating activities	(8,000)	-

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Due to related party, net	8,000	-
Net cash provided by (used in) financing activities	8,000	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents , beginning of year	-	-

Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

_____________________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

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

On September 22, 2008, the Company changed its name to Mod Hospitality, Inc.

On December 16, 2009 the Company changed its name to Stakool, Inc.

Stakool, Inc. f/k/a Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. (“the Company”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada.  As of December 31, 2008, the Company maintained its Corporate Charter in the State of Nevada.

The transactions on March 26, 2008, May 8, 2008, and  October 21, 2008 have all been rescinded effective January 24, 2010. All memberships, assets , interests or stock positions have been returned to the appropriate entity or persons.

In consideration for execution of the rescission agreement 50,000,000 common shares previously issued be returned to the treasury stock of the Company. The preferred shares held by Mr. Richardson have been purchased in a separate transaction. In addition as part of the rescission agreement all assets, property, securities or items of value have been transferred back to the original holders pre-acquisition.

The company will continue to develop Dream Apartments, TV.  Dream Apartments TV is a diverse apartment advertising and search engine company for Apartments and properties in California and Nationwide. We have been working on making the intellectual property of Dream Apts. more suited for 2010. We have also been adding many aspects to the core structure enabling us to be able to roll out our technology into apartment searching and finding properties.

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

BASIS OF PRESENTATION

Management's plans in this regard include raising additional cash from current and potential stockholders and lenders, making strategic acquisitions and increasing the marketing of its products and services. Until the Company generates sufficient revenues from the sale of its products, the Company will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to the Company when needed, and on commercially reasonable terms. The Company's inability to derive sufficient revenues from the sale of its products, or obtain additional financing when needed, would have a material adverse effect on the company, requiring the Company to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the Company's then current stockholders.

Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of these factors raise substantial doubt as to the ability of the Company to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

BASIS OF PRESENTATION

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). All material intercompany balances and transactions have been eliminated

Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with maturities of three and nine months or less.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit

Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”). SFAS No. 144 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 15 years.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the acquisition in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

REVENUE RECOGNITION

Revenue for video streaming and maintenance services is recognized monthly as services are provided pursuant to the terms of contracts or purchase orders, which have prices that are fixed and determinable. The Company assesses the client’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain installation revenue and expenses, primarily equipment related to, and direct labor incurred. The capitalized costs and deferred revenues related to the installation are then amortized over the life of an average customer relationship, on a straight line basis. If the customer is discontinued prior to the expiration of the original expected life, the unamortized portion of the deferred installation revenue and related capitalized costs are recognized in the period the discontinuation becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the service contracts that include both installation and video streaming are considered a single unit of accounting. The criteria in EITF 00-21 that the Company does not meet for services and installation services to be considered separate units of accounting is that the installation service to customers has no stand alone value. The installation service alone is not functional to customers without the service.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are currently charged to expense. Any gain or loss on disposition of assets is recognized currently in the statement of income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2009 and 2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2009 and 2008 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

For the quarter ended March 30, 2008 and 2009, the Company did not grant any stock options.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the quarter ended March 31, 2008 and 2009, resulted in a net loss of $-0- and $-0-, respectively.

Management's plans in this regard include raising additional cash from current and potential stockholders and lenders, making strategic acquisitions and increasing the marketing of its products and services. As a result of the Company's acquisition of 1stAlerts, and the anticipated cash flow from the combined company's operations, the Company believes that it will have sufficient capital to fund its operations. However, until such time as the Company generates sufficient revenues from the sale of its products, the Company will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to the Company when needed, and on commercially reasonable terms. The Company's inability to derive sufficient revenues from the sale of its products, or obtain additional financing when needed, would have a material adverse effect on the company, requiring the Company to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the Company's then current stockholders.

Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of these factors raise substantial doubt as to the ability of the Company to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a fully valuation allowance has been established.

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the quarter ended March 31, 2008 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 7.   MANAGEMENT AGREEMENTS

Has an agreement with Kyle Gotshalk as an consultant of the company and serving as an Officer to issue him stock in lieu of cash payments.

NOTE 8.   COMMON AND PREFERRED STOCK

As of December 31, 2008, the Company has 175,000,000 shares of common stock authorized and 6,941,168 issued and outstanding.

The balance of the outstanding common shares as of December 31, 2009; adjusted for the stock split were 64,699.

During the year ended December 31, 2008, 6,876,469 shares of common stock were issued at par value of $.001 for a total of $6,876 to certain individuals and entities for past consideration. The amount of $6,876 is included in general and administrative expenses.

As of December 31, 2008, the Company has 10,000,000 shares of preferred stock authorized and 1,000,000 issued and outstanding. 900,000 shares of the Preferred Stock are subject to the purchase and rescission agreements executed by Mr. Richardson.

NOTE 9.   REVERSE SPLIT AND SYMBOL CHANGE

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

In consideration for execution of the rescission agreement 50,000,000 common shares previously issued be returned to the treasury stock of the Company. The preferred shares held by Mr. Richardson have been purchased in a separate transaction. In addition as part of the rescission agreement all assets, property, securities or items of value have been transferred back to the original holders pre-acquisition.

Effective December 16, 2009 there was a 1:1500 reverse split, approved and accepted by shareholders, along with the fore mentioned rescission.

The transactions on March 26, 2008, May 8, 2008, and  October 21, 2008 have all been rescinded effective January 24, 2010. All memberships, assets , interests or stock positions have been returned to the appropriate entity or persons.

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

As of December 31, 2008, the Company has federal net operating loss carry forwards available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carryforward starting with the quarter ended March 31, 2008.

As of December 31, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

For the quarter ended March 31, 2009, the valuation allowance adjustment was zero.

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

Effective December 16, 2009 there was a 1:1500 reverse split, approved and accepted by shareholders, along with the fore mentioned rescission.

The transactions on March 26, 2008, May 8, 2008, and  October 21, 2008 have all been rescinded effective January 24, 2010. All memberships, assets , interests or stock positions have been returned to the appropriate entity or persons.

In consideration for execution of the rescission agreement 50,000,000 common shares previously issued be returned to the treasury stock of the Company. The preferred shares held by Mr. Richardson have been purchased in a separate transaction. In addition as part of the rescission agreement all assets, property, securities or items of value have been transferred back to the original holders pre-acquisition.

August 6, 2009, the company rescinded its agreements as mentioned above.

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

NOTE 12.   COMMITEMENTS AND CONTINGENCIES

Legal Proceedings

In 2005, the Company retained the legal services of Weed & Co, LLP.  On December 3, 2007, Weed & Co, LLP filed a complaint in Superior Court of the State of California in dispute over payment of legal fees against the Company and other defendants.  On March 11, 2008, the other defendants entered into a settlement agreement where Weed & Co, LLP was to be paid $87,500.  Weed & Co., LP has the right to re-file the complaint should the other defendants not satisfy this agreement.  There is no liability reflected in the accompanying consolidated financial statements for this uncertainty.  Weed & Co, LLP exercised its rights and received shares as settlement outlined in the agreement referenced above.

NOTE 13. RESTATEMENT OF FINANCIALS STATEMENTS

On February 22, 2010, the Company’s Board of Directors and management determined that our financial statements for the quarter ended March 31, 2009 could no longer be relied upon because of a rescission of the agreement with the Company and ECV Holdings for the properties that the Company had acquired. With the rescission of these agreements the Company core business had been reduced to its Dream TV unit. Note 13 of the attached consolidated financial statements describe the revisions that have been made to the consolidated financial statements. As a result of the rescission agreement all transactions from these acquisitions have been reversed and are no longer transactions of the Company. Therefore the Company had no revenue or expenses for the entire quarter ended March 31, 2009 and 2008.

NOTE 14. NOTES PAYABLE

The Company has notes payable with an initial principal balance of $243,474. The notes are due to related parties and have an annual interest rate of 10%. The notes payable continue to accrue interest expenses. The balance as of March 31, 2009 is $309,825.

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

Results of Operations

The following table sets forth the key components of our result of operations for the periods indicated, in U.S. Dollars.

For the quarter ended
	March 31, 2009	March 31, 2008
Revenue	$-	$-
Operating expenses	-	-
Loss from operations	-	-
Other income (expenses)	(8,000)	-
Income before provision for income taxes	-	-
Provision for income taxes	-	-
Net loss	$(8,000)	$-

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

Dated: March 26, 2010

Mod Hospitality, Inc.
By:	/s/ Kyle Gotshalk
Name: Kyle Gotshalk Title: Chief Executive Officer Principal Executive Officer