Form 10-Q/A
period 2009-06-30
STAKOOL, INC.
filed 2010-03-30
CIK 1058330

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

EXPLANATORY NOTE:

On February 22, 2010, the Company’s Board of Directors and management determined that our financial statements for the quarter ended June 30, 2009 could no longer be relied upon because of a rescission of the agreement with the Company and ECV Holdings for the properties that the Company had acquired. With the rescission of these agreements the Company core business had been reduced to its Dream TV unit. Note 13 of the attached consolidated financial statements describe the revisions that have been made to the consolidated financial statements. As a result of the rescission agreement all transactions from these acquisitions have been reversed and are no longer transactions of the Company. Therefore the Company had no revenue or expenses for the entire quarter ended June 30, 2009. We have also revised “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.

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

FORM 10-Q

June 30, 2009

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

PART II -- OTHER INFORMATION

Item 6.	Exhibits	22

SIGNATURE		23

Part I – Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to the Consolidated Financial Statements	8

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets
	For the year	For the Quarter
	ended	ended
	December 31, 2008	June 30, 2009
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	-	-
Property and equipment
Furniture, fixtures and equipment, net of depreciation	-	-
Total property and equipment	-	-

Other assets
Franchise fees, net of amortization	-	-
Construction in-progress	-	-
Investments, net	58,000	58,000
Deposits	-	-
Total other assets	58,000	58,000
Total assets	$58,000	$58,000
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$64,000	$64,000
Notes payable	301,925	317,825
Total current liabilities	365,925	381,825
Total liabilities	365,925	381,825

Commitments and contingencies	-	-

Common stock, $.001 par value, 175,000,000 shares authorized
6,941,168 and 46,855 shares outstanding at December 31, 2008 and March 31, 2009 respectively	6,941	67
Additional paid-in capital	5,268,603	5,531,128
Accumulated deficit	(5,839,020)	(5,855,020)
Total stockholders' equity	(559,737)	(323,825)
Total liabilities and stockholders' equity	$58,000	$58,000

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue
Rooms	$-	$-	$-	$-
Food and beverage	-	-	-	-
Other income	-	-	-	-
Total operating revenue	-	-	-	-

Operating expenses
Rooms	-	-	-	-
Food and beverage	-	-	-	-
Rent	-	-	-	-
Management and franchise fees	-	-	-	-
General and administrative	-	-	-	-
Depreciation and amortization	-	-	-	-
Other expenses	-	-	-	-
Total operating expenses	-	-	-	-

Income (loss) from operations	-	-	-	-

Other income (expenses)
Interest income	-	-	-	-
Interest expense	(8,000)	-	(16,000)	-
Total other income (expenses)	(8,000)	-	(16,000)	-

Income (loss) before provision for income taxes	(8,000)	-	(16,000)	-

Provision for income taxes	-	-	-	-

Net income (loss)	$(8,000)	$-	$(16,000)	-

Net loss per common share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average of common shares outstanding
Basic - split adjusted	36,331,963	644,499	36,331,963	644,499
Diluted - split adjusted	36,331,963	644,499	36,331,963	644,499

Dividends declared per common share	$-	$-	$-	$-
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the six	For the six
	months ended	months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:	Unaudited	Unaudited
Net loss	$(8,000)	$-
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Depreciation and amortization	-	-
(Increase) decrease in:
Prepaid expenses	-	-
Accounts receivable	-	-
Inventory	-	-
Deposits	-	-
Increase (decrease) in:
Accounts payable and accrued expenses	-	-
Escrow reserves	-	-
Accrued Salaries	-	-
Management Fees	-	-
Taxes payable, rooms and other	-	-
Net cash provided by (used in) operating activities	(8,000)	-

Cash flows from investing activities
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from capital contribution	-	-
Proceeds from notes payable	-	-
Due to related party, net	8,000	-
Net cash provided by (used in) financing activities	8,000	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents , beginning of year	-	-

Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

____________________________________________________________________________

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended June 30, 2009 and 2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended June 30, 2009 and 2008 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended June 30, 2008 and 2009, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the quarter ended June 30, 2008 and 2009, resulted in a net loss of $2,218,000 and $-0-, respectively.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the quarter ended June 30, 2008 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 7.   MANAGEMENT AGREEMENTS

Has an agreement with Kyle Gotshalk as an consultant of the company and serving as an Officer to issue him stock in lieu of cash payments.

NOTE 8.   COMMON AND PREFERRED STOCK

As of December 31, 2008, the Company has 175,000,000 shares of common stock authorized and 6,941,168 issued and outstanding.

The balance of the outstanding common shares as of June 30, 2009; adjusted for the stock split were 64,699.

During the year ended June 30, 2008, 6,876,469 shares of common stock were issued at par value of $.001 for a total of $6,876 to certain individuals and entities for past consideration. The amount of $6,876 is included in general and administrative expenses.

As of June 30, 2008, the Company has 10,000,000 shares of preferred stock authorized and 1,000,000 issued and outstanding 900,000 shares of the Preferred Stock are subject to the purchase and rescission agreements executed by Mr. Richardson.

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

NOTE 10.   INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $887,625 in gross deferred tax assets as of June 30, 2008, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of June 30, 2008.

As of June 30, 2008, the Company has federal net operating loss carry forwards available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carryforward starting with the quarter ended June 30, 2008.

As of June 30, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

For the quarter ended June 30, 2009, the valuation allowance adjustment was zero.

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

NOTE 13. RESTATEMENT OF FINANCIALS STATEMENTS

On February 22, 2010, the Company’s Board of Directors and management determined that our financial statements for the quarter ended June 30, 2009 could no longer be relied upon because of a rescission of the agreement with the Company and ECV Holdings for the properties that the Company had acquired. With the rescission of these agreements the Company core business had been reduced to its Dream TV unit. Note 13 of the attached consolidated financial statements describe the revisions that have been made to the consolidated financial statements. As a result of the rescission agreement all transactions from these acquisitions have been reversed and are no longer transactions of the Company. Therefore the Company had no revenue or expenses for the entire quarter ended June 30, 2009 and 2008.

NOTE 14. NOTES PAYABLE

The Company has notes payable with a principal balance of $243,474 plus accrued interest . The notes are due to related parties and have an annual interest rate of 10%. The notes payable continue to accrue interest expenses. The balance as of June 30, 2009 is $317,825.

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

Results of Operations

The following table sets forth the key components of our result of operations for the periods indicated, in U.S. Dollars.

	For the quarter ended
	June 30, 2009	June 30, 2008
Revenue	$-	$-
Operating expenses	-	-
Loss from operations	-	-
Other income (expenses)	(16,000)	-
Income before provision for income taxes	(16.000)	-
Provision for income taxes	-	-
Net loss	$(16,000)	$-

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