Form 10-K
period 2009-12-31
STAKOOL, INC.
filed 2010-03-30
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-24723

Stakool, Inc.

(Name of small business issuer in its charter)

NEVADA	88-0393257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18565 Soledad Canyon Road #153	91351
(Address of principal executive offices)	(Zip Code)

(310) 309-9080

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

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

Yes       . No    X  .

The number of shares and aggregate market value of common stock held by non-affiliates as if the last business day of the registrant’s most recently completed second fiscal quarter was 67,997

There were 51,047,167 shares of common stock outstanding as of March 24, 2010.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

 We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. This report contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to many things. Some of these things are:

• trends affecting our financial condition or results of operations for our limited history;

• our business and growth strategies;

• our technology;

• the Internet; and

• our financing plans.

 We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors. Some factors that could adversely affect actual results and performance include:

• our limited operating history;

• our lack of sales to date;

• our future requirements for additional capital funding;

• the failure of our technology and products to perform as specified;

• the discontinuance of growth in the use of the Internet;

• our failure to integrate certain acquired businesses with our business;

• the enactment of new adverse government regulations; and

• the development of better technology and products by others.

You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file this report with the Securities and Exchange Commission, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

Item 1. Description of Business

Business Overview

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

 WE HAVE LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN NEW AND RAPIDLY EVOLVING MARKET.

We have limited operating history. We also face many of the risks and difficulties encountered in new and rapidly evolving markets. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by small developing companies. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

Government Regulation

The Company is not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. As a result, permits or licenses may be required from federal, state or local governmental authorities to operate or to sell certain products on the Internet. No assurances can be given that such permits or licenses will be obtainable. In addition, The Company may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. The application of any of these laws or regulations to The Company’s business may have a material adverse effect on its business, financial condition and results of operations (See “Risk Factors - Additional Governmental Regulation and Legal Uncertainties.”

Intellectual Property Protection

The Company relies on common law and statutory protection of trade secrets, in addition to confidentiality agreements to protect its intellectual property. In addition, The Company believes, but cannot assure, that its technology and its implementation may be patentable.

The Company cannot assure that it will be able to obtain or to maintain the foregoing intellectual property protection. It also cannot assure that its technology does not infringe upon the intellectual property rights of others. In the event that The Company is unable to obtain the foregoing protection or its technology infringes intellectual property rights of others, its business and results of operations could b e materially and adversely affected. For more information please see “Risk Factors―We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.”

Employees

The Company’s team currently consists of one  (1) employee and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

Risk Factors

There are many risks that may affect our company or the value of our Common Stock, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected and you may lose all or part of your investment.

Risks relating to our business

We are a development stage company, and our limited operating history makes evaluating our business and prospects difficult.

We are a development stage company, and our limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our revenue and income potential are unproven, and our business plan is constantly evolving. The Internet is constantly changing and software technology is constantly improving. Therefore we may need to continue to modify our business plan to adapt to these changes. As a result of our being in the early stages of development, particularly in the emerging technology industry, we are more vulnerable to risks, uncertainties, expenses and difficulties than more established companies. If we cannot successfully address the risks associated with early stage development companies in emerging technologies, we may never achieve profitability and we may not be able to continue operations.

We have a history of operating losses and we anticipate losses and negative cash flow for the foreseeable future. Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to increase significantly from current levels as we increase expenditures for:

• sales and marketing;

• technology;

• research and development; and

• general business enhancement.

With increased on-going operating expenses, we will need to generate significant revenues to achieve profitability. Consequently, we may never achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations.

Our auditor has raised doubt about our ability to continue as a going concern

In conjunction with their 2009 year-end audit, our independent accountants have issued an audit opinion with, which includes an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot be certain that our business plans will be successful or which actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

The loss of any of our key personnel would likely have an adverse effect on our business.

Our future success depends, to a significant extent, on the continued services of our key personnel. Our loss of any of these key personnel most likely would have an adverse effect on our business. At present, we have no contractual agreements with any of these personnel. In addition, we do not have key man life insurance on any of these key personnel.

Competition for personnel throughout our industry is intense and we may be unable to retain our current personnel, or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current personnel, or in attracting and motivating new personnel, our business could be materially adversely affected.

The absence of the types of financial controls and procedures required of public companies leave investors in our company without these protections until their absence is remedied.

The Sarbanes-Oxley Act requires public companies to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time required. This includes controls and procedures to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, so as to allow timely decisions regarding required disclosure of such information. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of these controls. We are in the process of reviewing our internal controls with a view toward documenting the required controls and procedures, remediating existing deficiencies and adopting a testing plan. This process is in the initial stages. Because these controls are all designed to protect the interests of investors in our securities, without these elements, purchasers of our Common Stock in this offering would lack this protection until their absence is remedied.

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

Item 2. Description Of Property.

Our executive and operations offices are located in Canyon Country, California. The Company shares office space with other related parties.

Item 3. Legal Proceedings.

We are currently subject to the following legal proceedings:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was initially quoted on OTCBB under the symbol PSPP. On September 22, 2008, we changed our symbol to MODY. In February 2010 we changed our symbol to STKO. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the OTCBB.

Fiscal Year 2008 Quarters Ended:	High	Low
March 31, 2008	$0.01	$0.006
June 30, 2008	0.75	0.01
September 30, 2008	0.17	0.15
December 31, 2008	.15	0.10

Fiscal Year 2009 Quarters Ended:	High	Low
March 31, 2009	$.15	$.10
June 30, 2009	.10	.02
September 30, 2009	.04	.02
December 31, 2009	.04	.02

Holders of Record

As of January 8, 2010, there were approximately172 stockholders of record of our common stock, and the closing price of our common stock was $0.01 per share as reported by OTCBB. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to pay any dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Results of Operations

Comparison of Years Ended December 31, 2008 and 2009

General:   We had conducted operations through December 31, 2008 under  MODY. This includes the operations from three hotels; Hanover, Clinton, and Absecon. Upon the rescission of the previous agreements the Company has continued to develop Dream Apts, TV and associated software opportunities for the company.

Cash .   As of December 31, 2008, we had cash of $-0-, as compared to $1,000 as of December 31, 2009. This decrease was primarily due to the substantial decrease in net cash provided by financing activities in the fiscal year 2009.

We believe we can meet our liquidity and capital requirements in 2010 from a variety of sources. These include our present capital resources, internally generated cash, and future equity financings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 9. Financial Statements and Supplementary Data

Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545

2228 South Fraser Street

Fax (303)369-9384

Unit 1

e-mail  larryodonnelcpa@comcast.net

Aurora, Colorado    80014 www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Stakool, Incorporated

Canyon Country, California

I have audited the accompanying consolidated balance sheets of Stakool, Incorporated and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stakool, Incorporated and subsidiaries as of December 31, 2009, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,839,000 through the period ended December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Larry O’Donnell

Larry O’Donnell, CPA, P.C.

March 25, 2010

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31, 2008 AND 2009
Assets	December 31, 2008	December 31, 2009
Current assets
Cash and cash equivalents	$-	$100
Total current assets	-	100
Property and equipment, net of depreciation	-	-
Other assets
Investments, net	58,000	58,000
Total other assets	58,000	58,000
Total assets	$58,000	$58,100
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$64,000	$64,000
Notes payable	301,925	333,925
Total current liabilities	365,925	397,925
Total liabilities	365,925	397,925
Commitments and contingencies	-	-
Common stock, $.001 par value, 175,000,000 shares authorized 6,941,168 and 67,997 shares outstanding at December 31, 2008 and 2009 respectively	6,941	67
Additional paid-in capital	5,268,603	5,531,128
Accumulated deficit	(5,839,020)	(5,871,020)
Total stockholders' equity	(559,737)	(339,825)
Total liabilities and stockholders' equity	$58,000	$58,100

 See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2008	December 31, 2009
Revenue
Net Sales	$-	$-

Operating expenses
General and administrative	134,840	-
Total operating expenses	134,840	-

Loss from operations	(134,840)	-

Other income (expenses)
Forgiveness of debt	255,189	-
Interest expense	(46,322)	-
Write-off of investments	(300,000)	-
Total other income (expenses)	(91,133)	-

Income before provision for income taxes	(225,973)	-

Provision for income taxes	-	-

Net loss	$(225,973)	$-

Net loss per common share
Basic	$(3.36)	$-
Weighted average of common shares outstanding
Basic	67,175	67,175
Diluted	67,175	67,175

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A				Additional	Retained
	Preferred Stock		Common Stock		paid-in	(Accumulated
	Shares	Par Value	Shares	Par Value	capital	Deficit)	Total

Balance, December 31, 2007, restated	1,000,000	$-	64,699	$65	$4,339,056	$(466,793)	$3,882,326

Adjustment - reverse merger	-	-	-	-	(809,219)	-	(809,219)

Issuances of common stock	-	-	6,876,469	6,876	-	-	6,876
Rescission Agreement and Recapitalization of Stock	(1,000,000)	-	(6,873171	(6,874)

Net loss	-	-	-	-	-	(2,218,312)	(2,218,312)

Balance, December 31, 2008	-	$-	67,997	$67	$5,268,603	$(5,839,020)	$(559,737)

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year	For the year
	ended	ended
	December 31, 2008	December 31, 2009
Cash flows from operating activities
Net loss	$(225,973)	$-
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	-	-
(Increase) decrease in:
Increase (decrease) in:
Accounts payable and accrued expenses	(175,951)	-
Other	235,084	-
Net cash provided by (used in) operating activities	(134,840)	-

Cash flows from investing activities
Payments for construction in progress	-	-
Purchase of investments	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from capital contributions, net	-	-
Proceeds from notes payable	-	-
Due to related party, net	32,000	100
Net cash provided by financing activities

Net increase (decrease) in cash and cash equivalents	(134,840)	-

Cash and cash equivalents , beginning of year	134,840	-

Cash and cash equivalents, end of year	$-	$100

Supplemental disclosure of cash flow information:		-
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

_________________________________________________________________________________________

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

For the year ended December 30, 2008 and 2009, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN/

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010.  Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,839,000 through the period ended December 31, 2009. The Company's operations for the year ended December 31, 2008 and 2009, resulted in a net loss of $193,973 and $-0-, respectively.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the year ended December 31, 2008 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 7.   MANAGEMENT AGREEMENTS

Has an agreement with Kyle Gotshalk  as an consultant and officer of the company to issue him stock in lieu of cash payments.

NOTE 8.   COMMON AND PREFERRED STOCK

As of December 31, 2009, the Company has 175,000,000 shares of common stock authorized and 64,699 issued and outstanding.

The balance of the outstanding common shares as of December 31, 2009; adjusted for the stock split were 64,699.

During the year ended December 31, 2009, 64,699 shares of common stock were issued at par value of $.001 for a total of $6,876 to certain individuals and entities for past consideration. The amount of $6,876 is included in general and administrative expenses.

As of December 31, 2009, the Company has 10,000,000 shares of preferred stock authorized and 1,000,000 issued and outstanding. 900,000 shares of the Preferred Stock are subject to the purchase and rescission agreements executed by Mr. Richardson.

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

NOTE 10.   INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $887,625 in gross deferred tax assets as of December 31, 2009, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of December 31, 2009.

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

For the year ended December 31, 2009, the valuation allowance adjustment was zero.

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. NOTES PAYABLE

The Company has notes payable with a principal balance of $243,474 plus accrued interest as of December 31, 2009. The notes are due to related parties and have an annual interest rate of 10%. The notes payable continue to accrue interest expenses. The balance as of December  31, 2009 is $333,825.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The company has hired Larry ODonnell as the company’s auditor.. The company has a balance due to Kevin Conner of $64,000.00 which will be reflected in it’s 2009 10K.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control  — Integrated Framework . Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

No Audit of the effectiveness of our internal controls over financial reporting as of December 31, 2009 was performed.  As in the past we have relied heavily on the effectiveness of internal controls over financial reporting of our management company and we have made a change in management company for Hanover and Clinton, we will be making significant changes to our internal control.  We will:

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

Item 9B.  Other Information.

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers as of December 31, 2009

The following table sets forth the names of all of our directors and executive officers, as of December 31, 2009:

Name	Age	Positions Held and Tenure
Kyle Gotshalk	34	Director and Chief Executive Officer,
		President

Kyle Gotshalk, 34, was elected on January 2, 2009 to serve as an Officer and a Director and on January 3, 2009 to serve as CEO and Vice President of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., Mr. Gotshalk serves as an Officer and Director of VSUS Technologies, Inc. Beginning February 2005 through January 2009, Mr. Gotshalk was the President of Exit Only, Inc. an internet car sales company. Prior to this Mr. Gotshalk served as President of PSPP Holdings Inc. a credit card processing company, President of Top Flight Consulting LLC, an up and coming consulting firm, and as a Manager and Fitness Director at Sports Center Fitness. Mr. Gotshalk graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. Mr. Gotshalk holds a Real Estate License in California and on May 2006 was awarded the Top Producing Agent award for most sales in first year of Real Estate by his Century 21 office.

Former Officer and Directors:

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

Significant Employees

Other than as mentioned above, we have no employees who are not executive officers, but who are expected to make significant contributions to our business.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of ours:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Our board of directors has not yet established an audit committee. As such, our board has not yet appointed an audit committee financial expert. At this time, our board of directors believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2009.

Code of Ethics

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Item 10. Executive Compensation.

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2008 and 2009, certain compensation paid to our named executive officers, being (i) our former Chief Executive Officer, and (ii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9, 2004. No other officer of ours earned more than $100,000 in annual compensation during the fiscal year ended December 31, 2009.

Name and Principal Position	Year	Salary and Other Annual Compensation ($)	Long-Term Compensation
Securities Underlying Options/SARS (#)
Kyle Gotshalk Chief Executive Officer and Director	2008 2009	$ 0 $ 0	0 0
	2008 2009	$ 0 $ 0	0 0

Option/SAR Grants

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2006 to our named executive officers, being (i) our current Chief Financial Officer, (ii) our former Chief Executive Officer, and (iii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9, 2004.

Name	Number Of Securities Underlying Options/SARS Granted (#)	Percent Of Total Options/ SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date
Kyle Gotshalk	0	N/A	N/A	N/A
	0	N/A	N/A	N/A

Option/SAR Exercises and Year-End Option/SAR Values

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/Unexercisable
Kyle Gotshalk	0	0	0/0	$0.00
	0	0	0/0	$0.00

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2009.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We have entered into the no employment Agreements with officers of ours.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management, as of the Date of this Report

The following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock as of December 31, 2009, as well as the share holdings of the current members of management, as of the date hereof:

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Class (2)
Flora Nutrients,11710 Old Georgetown Rd, Rockville,MD	33,334	49.2%
Stack Holding, LLC	3,334	4.9

All Executive Officers and Directors as a Group (1 person)	0	0%

____________________

* Represents less than 1% of our outstanding Common Stock.

(1)  Percentage of beneficial ownership is based upon the 67,699 shares of our Common Stock which is outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

Changes in Control

To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

For our fiscal year ended December 31, 2008 and 2009, we were billed approximately $42,500 and $12,000 for professional services rendered for the audit and review of our financial statements, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those two fiscal years were approximately $0 and $0, respectively.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008 and 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Item 15. Exhibits, Financial Statement Schedules

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Kyle Gotshalk pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kyle Gotshalk pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAKOOL INC.

Date: March 24, 2010	By:	/s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer and Director