Form 10-Q
period 2010-03-31
STAKOOL, INC.
filed 2010-05-14
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 X .      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(310) 309-9080

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2010:  51,047,167 shares of Common Stock.

FORM 10-Q

March 31, 2010

Part I – Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	7

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
		(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$10,060	$100
Total Current Assets	10,060	100
Other assets
Notes Receivable	200,000	-
Investments, Net	112,364	58,000

TOTAL ASSETS	$322,424	$58,100

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$64,000	$64,000
Notes Payable	309,825	333,925
Total liabilities	373,825	397,925

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized 51,047,167 and 67,997 shares issued and outstanding at and March 31, 2010 and December 31, 2009 respectively	51,047	67
Additional paid in capital	5,583,512	5,531,128
Accumulated deficit	(5,885,960)	(5,871,020)
Total Stockholders' Equity	(251,401)	(339,825)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$322,424	$58,100

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Operating expenses:
Administrative expenses	11,487	8,000

Total operating expenses	11,487	8,000

Income (loss) from operations	(11,487)	(8,000)

Income (loss) before income taxes	(11,487)	(8,000)

Provision for income taxes	-	-

Net income (loss)	$(11,487)	$(8,000)

Basic and diluted income (loss) per share	$(0.00)	$(0.17)

Weighted average number of shares outstanding	25,523,584	67,179

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(11,487)	$(8,000)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Net cash provided by (used in) operating activities	(11,487)	(8,000)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Due to related party, net	1,527	8,000
Net cash provided by (used in) financing activities	1,527	8,000

Net increase (decrease) in cash and cash equivalents	(9,960)	-

Cash and cash equivalents , beginning of year	100	-

Cash and cash equivalents, end of year	$10,060	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

_____________________________________________________________________________

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

On September 22, 2008, the Company changed its name to Mod Hospitality, Inc.

On December 16, 2009 the Company changed its name to Stakool, Inc.

Stakool, Inc. f/k/a Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. (“the Company”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada. As of March 31, 2010, the Company maintained its Corporate Charter in the State of Nevada.

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

The company will continue to develop Dream Apartments, TV. Dream Apartments TV is a diverse apartment advertising and search engine company for Apartments and properties in California and Nationwide. We have been working on making the intellectual property of Dream Apts. more suited for 2010. We have also been adding many aspects to the core structure enabling us to roll out our technology for prospective apartment tenants to locate and find apartment properties.

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

As of March 31, 2010, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

REVENUE RECOGNITION

Revenue is recognized monthly as services are provided pursuant to the terms of contracts or purchase orders, which have prices that are fixed and determinable. The Company assesses the client’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain revenue and expenses, primarily equipment related to, and direct labor incurred. The capitalized costs and deferred revenues related to the installation are then amortized over the life of an average customer relationship, on a straight line basis. If the customer is discontinued prior to the expiration of the original expected life, the unamortized portion of the deferred installation revenue and related capitalized costs are recognized in the period the discontinuation becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the service contracts that include a single unit of accounting. The criteria in EITF 00-21 that the Company does not meet for services and installation services to be considered separate units of accounting is that the installation service to customers has no stand alone value. The installation service alone is not functional to customers without the service.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended quarters ended March 31, 2010 and 2009.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended March 31, 2009 and 2010 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended March 31, 2010, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the quarter ended March 31, 2010 and 2009, resulted in a net loss of $-0- and $-0-, respectively.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was (date of filing) April 15, 2010.

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

Revenue Recognition and Production Costs

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition.” and also adheres to AICPA Statement of Position 00-2 "Accounting by Producers or Distributors of Films" which specifically addresses the film industry. SOP 00-2 states that an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:

a.

Persuasive evidence of a sale of licensing arrangement with a customer exists

b.

The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

c.

The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

d.

The arrangement fee is fixed or determinable.

e.

Collection of the arrangement fee is reasonably assured.

Production costs incurred are capitalized and will be recognized as expenses when the related revenue is recognized.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements

ASU 2010-06 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The provisions of ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements

ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010. The adoption of these provisions did not have a significant impact on the Company’s financial statements.

Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets

ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its financial statements.

Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements

ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its financial statements.

Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.

 ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.

Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the quarter ended March 31, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 7. MANAGEMENT AGREEMENTS

The company has an agreement with Kyle Gotshalk and Cherish Adams as consultants of the company. Kyle Gotshalk and Cherish Adams are also serving as Officers and the company has issued them stock in lieu of cash payments.

NOTE 8. COMMON AND PREFERRED STOCK

As of March 31, 2010, the Company has 175,000,000 shares of common stock authorized and 51,047,167 issued and outstanding.

During the year ended December 31, 2009, 6,876,469 shares of common stock were issued at par value of $.001 for a total of $6,876 to certain individuals and entities for past consideration. The amount of $6,876 is included in general and administrative expenses.

As of December 31, 2009, the Company has 10,000,000 shares of preferred stock authorized and 10,000,000 issued and outstanding. 9,000,000 shares of the Preferred Stock are subject to the purchase and rescission agreements executed by Mr. Richardson.

For the quarter ended March 31, 2010 40,000,000 shares were issued for $200,000 note receivable to be paid to the Company, 5,000,000 for $25,000 of common stock purchased and 5,000,000 for services rendered by officers of the Company Kyle Gotshalk and Cherish Adams.

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

Effective December 16, 2009 there was a 1:1500 reverse split, approved and accepted by shareholders, along with the afore mentioned rescission and also a new stock symbol STKO.

The transactions on March 26, 2008, May 8, 2008, and October 21, 2008 have all been rescinded, effective January 24, 2010. All memberships, assets , interests or stock positions have been returned to the appropriate entity or persons.

NOTE 10. INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $887,625 in gross deferred tax assets as of March 31, 2010, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of March 31, 2010.

As of March 31, 2010, the Company has federal net operating loss carry forwards available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control. In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carryforward starting with the quarter ended March 31, 2010.

As of March 31, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

For the quarter ended March 31, 2009, the valuation allowance adjustment was zero.

NOTE 11. - REVERSE MERGER

Effective December 16, 2009 there was a 1:1500 reverse split, approved and accepted by shareholders, along with the afore mentioned rescission and also a new stock symbol STKO.

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

NOTE 12. - NOTES PAYABLE

The Company has notes payable with an initial principal balance of $243,474. The notes are due to related parties and have an annual interest rate of 10%. The notes payable continue to accrue interest expenses. The balance as of March 31, 2010 is $309,825.

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

As of December 16, 2009 the company changed its name to Stakool, Inc.

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

Plan of Operations

The company has signed letters of Intent to enhance its existing apartment search engine. The most current proposition the company has entertained is a mobile phone/hand held applications for regional apartment guide search applications..

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

Basis of Presentation

The accompanying consolidated interim unaudited financial statements as of March 31, 2010, and the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K as of December 31, 2009.

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

As of March 31, 2010, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

Management evaluated the design and operation of our internal control over financial reporting as of March 31, 2010, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in this quarter in regard to any litigation pending or threatened by or against us or any of our subsidiaries as detailed in Form 10-K filed on April 15, 2010.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2010 40,000,000 shares were issued for $200,000 note receivable to be paid to the Company, 5,000,000 for $25,000 of common stock purchased and 5,000,000 for services rendered by officers of the Company Kyle Gotshalk and Cherish Adams.

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

Dated: May 14 2010

Stakool, Inc.
By:	/s/ Kyle Gotshalk
Name: Kyle Gotshalk Title: Chief Executive Officer Principal Executive Officer