Form 10-Q
period 2010-06-30
STAKOOL, INC.
filed 2010-08-06
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2010

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

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 27, 2010:  55,047,167 shares of Common Stock.

FORM 10-Q

June 30, 2010

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	16

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURE		17

Part I – Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	7

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
		(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$4,618	$100
Total Current Assets	4,618	100
Other assets
Notes Receivable	200,000	-
Investments, Net	58,000	58,000

TOTAL ASSETS	$262,618	$58,100

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$64,000	$64,000
Notes Payable	279,825	333,925
Total liabilities	343,825	397,925

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 250,000,000 shares authorized 55,047,167 and 67,997 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	55,047	67
Additional paid in capital	5,809,512	5,531,128
Accumulated deficit	(5,945,766)	(5,871,020)
Total Stockholders' Equity	(81,207)	(339,825)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$262,618	$58,100

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Operating expenses:
Administrative expenses	74,746	16,000	5,442	8,000

Total operating expenses	74,746	16,000	5,442	8,000

Income (loss) from operations	74,746)	(16,000)	(5,442)	(8,000)

Income (loss) before income taxes	(74,746)	(16,000)	(5,442)	(8,000)

Provision for income taxes	-	-	-	-

Net income (loss)	$(74,746)	$(16,000)	$(5,442)	$(8,000)

Basic and diluted income (loss) per share	$(0.00)	$(0.17)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	53,047,167	67,179	55,047,167	67,179

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	months ended	months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(74,746)	$(16,000)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Net cash provided by (used in) operating activities	(74,746)	(16,000)

Cash flows from investing activities:
Proceeds from stock issuance	336,817	-
Net cash (used in) investing activities	336,817	-

Cash flows from financing activities:
Increase in note receivable	(200,000)	-
Payment on notes payable	(54,100)	-
Due to related party, net	(3,453)	16,000
Net cash provided by (used in) financing activities	(257,553)	16,000

Net increase (decrease) in cash and cash equivalents	4,518	-

Cash and cash equivalents , beginning	100	-

Cash and cash equivalents, ending	$4,618	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

_____________________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

On September 22, 2008, the Company changed its name to Mod Hospitality, Inc.

On December 16, 2009 the Company changed its name to Stakool, Inc.

Stakool, Inc. f/k/a Mod Hospitality, Inc. f/k/a PSPP Holdings, Inc. (“the Company”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada.  As of June 30, 2010, the Company maintained its Corporate Charter in the State of Nevada.

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

As of June 7, 2010 STKO has entered into a definitive agreement with LinQpay Inc. STKO will acquire 100% LinQpay, with it’s global and mobil platforms for processing transactions around the world. Closing of the transaction is anticipated to be before the beginning of next quarter

Investments

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

As of June 30, 2010, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred

 Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with maturities of three and nine months or less

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

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended quarters ended June 30, 2010 and 2009. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3  GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the quarter ended June 30, 2010 and 2009, resulted in a net loss of $16,929 and $16,000, respectively.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5  RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 6  COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the quarter ended June 30, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 7   MANAGEMENT AGREEMENTS

The company has an agreement with Kyle Gotshalk and Cherish Adams as consultants of the company. Kyle Gotshalk and Cherish Adams are also serving as Officers and the company has issued them stock in lieu of cash payments.

NOTE 8   COMMON AND PREFERRED STOCK

As of June 30, 2010, the Company has 175,000,000 shares of common stock authorized and 55,047,167 issued and outstanding.

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

For the six months ended June 30, 2010,  4,000,000 shares were issued for note payable conversions,  40,000,000 shares were issued for $200,000 note receivable to be paid to the Company, 5,000,000 for $25,000 of common stock purchased and 5,000,000 for services rendered by officers of the Company Kyle Gotshalk and Cherish Adams.

NOTE 9   REVERSE SPLIT AND SYMBOL CHANGE

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

NOTE 10   INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $892,925 in gross deferred tax assets as of June 30, 2010, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of June 30, 2010.

As of June 30, 2010, the Company has federal net operating loss carry forwards available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carryforward starting with the quarter ended June 30, 2010.

As of June 30, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(34)%
State taxes - net of federal benefits	(5)%
Valuation allowance	39%
Income tax rate – net	0%

For the quarter ended June 30, 2009, the valuation allowance adjustment was zero.

NOTE 11   REVERSE MERGER

Effective December 16, 2009 there was a 1:1500 reverse split, approved and accepted by shareholders, along with the  afore mentioned rescission.

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

NOTE 12   COMMITMENTS AND CONTINGENCIES

As of June 7, 2010 STKO has entered into a definitive agreement with LinQpay, Inc.  STKO will acquire 100% of the stock of LinQpay, Inc. LinQoay has global and mobile platforms for processing transactions around the world.  Closing of the transaction is anticipated to be during the nex quarter.

NOTE 13   NOTES PAYABLE

The Company has notes payable with an initial principal balance of $243,474. The notes are due to related parties and have an annual interest rate of 10%. The notes payable continue to accrue interest expenses. The balance as of June 30, 2010 is $279,825.

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

As of June 7, 2010 STKO has entered into a definitive agreement with LinQpay Inc. STKO will acquire 100% LinQpay, with it’s global and mobil platforms for processing transactions around the world. Closing of the transaction is anticipated to be before the beginning of next quarter.

Plan of Operations

The company has signed letters of Intent to enhance its existing apartment search engine. The most current proposition the company has entertained is a mobile phone/hand held applications for regional apartment guide search applications..

SIX MONTHS ENDED JUNE 30, 2010

COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Sales were $-0- for the six month period ended June 30, 2010 and $ -0- for the six month period ended June 30, 2009.

Selling, general and administrative expenses increased by $929 for the six month period ended June 30, 2010 from $16,000 for the six month period ended June 30, 2009 due to costs associated with the operations of the public company.

Net loss increased by $929 for the six month period ended June 30, 2010 from a net loss of $16,000 for the six month period ended June 30, 2009, due to the above analysis of Income and Expenses.

THREE MONTHS ENDED JUNE 30, 2010

COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Sales were $-0- for the three month period ended June 30, 2010 and $ -0- for the three month period ended June 30, 2009.

Selling, general and administrative expenses decreased by $2,558 for the three month period ended June 30, 2010 from $8.000 for the three month period ended June 30, 2009 due to costs associated with the operations of the public company.

Net loss decreased by $2,558 for the three month period ended June 30, 2010 from a net loss of $8,000 for the three month period ended June 30, 2009, due to the above analysis of Income and Expenses.

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

Basis of Presentation

The accompanying consolidated interim unaudited financial statements as of June 30, 2010, and the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K as of December 31, 2009.

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

As of June 30, 2010, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of June 30, 2010, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2010,  4,000,000 shares were issued for note payable conversions,

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

Dated: August 4, 2010

Stakool, Inc.
By:	/s/ Kyle Gotshalk
Name: Kyle Gotshalk Title: Chief Executive Officer Principal Executive Officer