Form 10-Q
period 2010-09-30
STAKOOL, INC.
filed 2010-11-12
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2010:  55,297,167 shares of Common Stock.

FORM 10-Q

September 30, 2010

Part I – Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	7

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
		(audited)

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$10,743	$100
Total Current Assets	10,743	100
Other assets
Notes Receivable	200,000
Investments, Net	58,000	58,000

TOTAL ASSETS	$268,743	$58,100

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$64,000	$64,000
Notes Payable	279,825	333,925
Total liabilities	343,825	397,925

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value; 250,000,000 shares authorized 55,297,167 and 67,997 shares issued and outstanding at and September 30, 2010 and December 31, 2009 respectively	55,297	67
Additional paid in capital	5,819,262	5,531,128
Accumulated deficit	(5,949,641)	(5,871,020)
Total Stockholders' Deficiency	(75,082)	(339,825)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$268,743	$58,100

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses:
Administrative expenses	78,621	24,000	3,875	8,000

Total operating expenses	78,621	24,000	3,875	8,000

Income (loss) from operations	(78,621)	(24,000)	(3,875)	(8,000)

Income (loss) before income taxes	(78,621)	(24,000)	(3,875)	(8,000)

Provision for income taxes	-	-	-	-

Net income (loss)	$(78,621)	$(24,000)	$(3,875)	$(8,000)

Basic and diluted income (loss) per share	(0.00)	(0.17)	(0.00)	(0.00)

Weighted average number of shares outstanding	53,047,167	64,450	55,047,167	64,450

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC. F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:	Unaudited	Unaudited
Net loss	$(78,621)	$(24,000)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Net cash provided by (used in) operating activities	(78,621)	(24,000)

Cash flows from investing activities:
Stock Issued for services and note payable	346,817	-
Net cash provided by investing activities	346,817	-

Cash flows from financing activities:
Increase in note receivable	(200,000)	-
Payments on notes payable	(54,100)
Due to related party, net	(3,453)	24,000
Net cash provided by (used in) financing activities	(257,553)	24,000

Net increase (decrease) in cash and cash equivalents	10,643	-

Cash and cash equivalents , beginning	100	-

Cash and cash equivalents, ending	$10,743	$-
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

_____________________________________________________________________________

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

As of June 7, 2010 STKO has entered into a definitive agreement with LinQpay Inc. STKO will acquire 100% LinQpay, with it’s global and mobil platforms for processing transactions around the world. On October 22, 2010 Stakool, Inc. and LinQpay amended the agreement and now have a closing date of December 1,2010, after the audited financials have been signed off by the Company’s US Auditor and approved by the Board of Stakool, Inc.

LinQpay is the world leader in Global Payment Services and Mobile phone based Payments. Our expertise in Local Payment within Global Services as well as Mobile phone based payment are unparalleled. Our services and knowledgeable team are highly valued by our clients from a wide range of industries and location around the globe. Industries include travel, ticketing, telecommunications, retail, publishing, portals, online games and digital goods.

LinQPay's two main services are Global LinQ and Mobile LinQ.

Global LinQ offers the largest number of payment methods and currencies available in the world. With services in every major country in North America, Europe, Asia, Latin America, Africa and the Middle East, LinQpay Global Payment Services is positioned to offers complete global solutions.

Global LinQ is the world’s most secure, flexible and comprehensive global payments service available. Through localized banking partnerships LinQpay unifies payment methods, currencies and functionality via a single interface. Our Global Payment Service Platform, processes payments originating from various channels, such as the Internet, Call Centers, Point-of-Sale (POS) terminals and Mobile Phones. The platform provides multilingual, end-to-end payment services that combine multicurrency and International payment methods into a single unified solution.

Business use Global LinQ services to:

•

Access hundreds of payment options and currencies globally

•

Provide an Out-of-the-box complete global payment solution

•

Increase sales revenue by 15%-35%

•

Increase client and customer retention

•

Decrease payments processing costs

•

Decrease operational costs

•

Decrease time to markets for global coverage

Mobile LinQ provides businesses the ability to accept electronic payments from any mobile phone. Mobile LinQ, allows businesses that are mobile in nature the ability to accept credit cards and signature-based debit cards as payment using a cell phone as the Point-of-Sale (POS) terminal.

Mobile LinQ allows businesses to easily, quickly and securely offer credit card and debit card processing to their customers. Businesses of all sizes can now realize the benefit of accepting electronic payment at all location no matter the size or location. Businesses need only a mobile phone and bank account to begin using the Mobile LinQ service.

Business use Mobile LinQ services to:

•

Accept credit & debit cards from any mobile phone at any location

•

Instant SMS receipt verification for business and customer

•

Increase sales revenue by offering electronic payments

•

Decrease fraud by instant authorization of funds

•

Decrease operational costs

•

Decrease time to markets

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

As of September 30, 2010, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended quarters ended September 30, 2010 and 2009. In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the quarter ended September 30, 2010 and 2009, resulted in a net loss of $78,621 and $24,000, respectively.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 were effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 7. - MANAGEMENT AGREEMENTS

The company has an agreement with Kyle Gotshalk and Cherish Adams as consultants of the company. Kyle Gotshalk and Cherish Adams are also serving as Officers and the company has issued them stock in lieu of cash payments. The company has also signed a three year employment agreement with James Byler who will serve as the CEO and a Director of the company.

NOTE 8. - COMMON AND PREFERRED STOCK

As of September 30, 2010, the Company has 175,000,000 shares of common stock authorized and 55,297,167 issued and outstanding.

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

For the nine months ended September 30, 2010,  4,000,000 shares were issued for note payable conversions,  40,000,000 shares were issued for $200,000 note receivable to be paid to the Company, 5,250,000 for $35,000 of common stock purchased and 5,000,000 for services rendered by officers of the Company Kyle Gotshalk and Cherish Adams.

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

The transactions on March 26, 2008, May 8, 2008, and October 21, 2008 have all been rescinded, effective January 24, 2010. All memberships, assets, interests or stock positions have been returned to the appropriate entity or persons.

NOTE 10. - INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $892,925 in gross deferred tax assets as of September 30, 2010, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of September 30, 2010.

As of September 30, 2010, the Company has federal net operating loss carry forwards available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carryforward starting with the quarter ended June 30, 2010.

As of September 30, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

For the quarter ended September 30, 2010, the valuation allowance adjustment was zero.

NOTE 11. - REVERSE MERGER

Effective December 16, 2009 there was a 1:1500 reverse split, approved and accepted by shareholders, along with the  afore mentioned rescission.

The transactions on March 26, 2008, May 8, 2008, and October 21, 2008 have all been rescinded effective January 24, 2010. All memberships, assets, interests or stock positions have been returned to the appropriate entity or persons.

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

NOTE 12. - COMMITMENTS AND CONTINGENCIES

As of June 7, 2010 STKO has entered into a definitive agreement with LinQpay, Inc.  STKO will acquire 100% of the stock of LinQpay, Inc. LinQoay has global and mobile platforms for processing transactions around the world.  Closing of the transaction is anticipated to be during the nex quarter. This agreement was amended on October 22, 2010 and now will be closing by December 1, 2010.

NOTE 13. - NOTES PAYABLE

The Company has notes payable with an initial principal balance of $243,474. The notes are due to related parties and have an annual interest rate of 10%. The notes payable continue to accrue interest expenses. The balance as of September 30, 2010 is $279,825. This note is convertible into the company’s common stock.

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

As of June 7, 2010 STKO has entered into a definitive agreement with LinQpay Inc. STKO will acquire 100% LinQpay, with it’s global and mobil platforms for processing transactions around the world. Closing of the transaction is anticipated to be before the beginning of next quarter. This agreement has been amended and the new closing date is scheduled for December 1, 2010 after the audits have all been signed off on by the US auditors.

ABOUT LinQPay

LinQpay is the world leader in Global Payment Services and Mobile phone based Payments. Our expertise in Local Payment within Global Services as well as Mobile phone based payment are unparalleled. Our services and knowledgeable team are highly valued by our clients from a wide range of industries and location around the globe. Industries include travel, ticketing, telecommunications, retail, publishing, portals, online games and digital goods.

LinQPay's two main services are Global LinQ and Mobile LinQ.

Global LinQ offers the largest number of payment methods and currencies available in the world. With services in every major country in North America, Europe, Asia, Latin America, Africa and the Middle East, LinQpay Global Payment Services is positioned to offers complete global solutions.

Global LinQ is the world’s most secure, flexible and comprehensive global payments service available. Through localized banking partnerships LinQpay unifies payment methods, currencies and functionality via a single interface. Our Global Payment Service Platform, processes payments originating from various channels, such as the Internet, Call Centers, Point-of-Sale (POS) terminals and Mobile Phones. The platform provides multilingual, end-to-end payment services that combine multicurrency and International payment methods into a single unified solution.

Business use Global LinQ services to:

•

Access hundreds of payment options and currencies globally

•

Provide an Out-of-the-box complete global payment solution

•

Increase sales revenue by 15%-35%

•

Increase client and customer retention

•

Decrease payments processing costs

•

Decrease operational costs

•

Decrease time to markets for global coverage

Mobile LinQ provides businesses the ability to accept electronic payments from any mobile phone. Mobile LinQ, allows businesses that are mobile in nature the ability to accept credit cards and signature-based debit cards as payment using a cell phone as the Point-of-Sale (POS) terminal.

Mobile LinQ allows businesses to easily, quickly and securely offer credit card and debit card processing to their customers. Businesses of all sizes can now realize the benefit of accepting electronic payment at all location no matter the size or location. Businesses need only a mobile phone and bank account to begin using the Mobile LinQ service.

Business use Mobile LinQ services to:

•

Accept credit & debit cards from any mobile phone at any location

•

Instant SMS receipt verification for business and customer

•

Increase sales revenue by offering electronic payments

•

Decrease fraud by instant authorization of funds

•

Decrease operational costs

•

Decrease time to markets

Plan of Operations

The company has signed letters of Intent to enhance its existing apartment search engine. Most currently the company has entertained a mobile phone/hand held applications for regional apartment guide search applications. The Company also has definitive agreements with LiQpay which were described earlier in this report. LinQpay is a world leader in Global Payment Services and Mobile phone based Payments. Our expertise in Local Payment within Global Services as well as Mobile phone based  payment are unparalleled. Our services and knowledgeable team are highly valued by our clients from a wide range of industries and location around the globe. Industries include travel, ticketing, telecommunications, retail, publishing, portals, online games and digital goods.

LinQPay's two main services are Global LinQ and Mobile LinQ.

NINE MONTHS ENDED SEPTEMBER 30, 2010

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Sales were $-0- for the nine month period ended September 30, 2010 and $ -0- for the nine month period ended September 30, 2009.

Selling, general and administrative expenses increased by $54,621 for the nine month period ended September 30, 2010 from $24,000 for the nine month period ended September 30, 2009 due to costs associated with the operations of the public company.

Net loss increased by $54,621 for the nine month period ended September 30, 2010 from a net loss of $24,000 for the nine month period ended September 30, 2009, due to the above analysis of Income and Expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2010

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Sales were $-0- for the three month period ended September 30, 2010 and $ -0- for the three month period ended September 30, 2009.

Selling, general and administrative expenses decreased by $3,875 for the three month period ended September 30, 2010 from $8.000 for the three month period ended September 30, 2009 due to costs associated with the operations of the public company.

Net loss decreased by $4,125 for the three month period ended September 30, 2010 from a net loss of $8,000 for the three month period ended September 30, 2009, due to the above analysis of Income and Expenses.

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

Basis of Presentation

The accompanying consolidated interim unaudited financial statements as of September 30, 2010, and the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K as of December 31, 2009.

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

As of September 30, 2010, Dream Apartments TV continued to pursue its planned operations, therefore, current management made the decision to reflect the $58,000 as the fair value of this investment.

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

Management evaluated the design and operation of our internal control over financial reporting as of September 30, 2010, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2010,  4,000,000 shares were issued for note payable conversions, 40,000,000 shares were issued for $200,000 note receivable to be paid to the Company, 5,250,000 for $35,000 of common stock purchased and 5,000,000 for services rendered by officers of the Company

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None

Item 6.      Exhibits.

31.1           Rule 13a-14(a)/ 15d-14(a) Certification of President and Chief Financial Officer

32.1           Section 1350 Certification of President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2010

Stakool, Inc.
By:	/s/ Kyle Gotshalk
Name: Kyle Gotshalk Title: President and Director