Form 10-K
period 2010-12-31
STAKOOL, INC.
filed 2011-04-13
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(818) 415-1609

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

There were 79,425,737 shares of common stock outstanding as of March 1, 2011.

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

On June 2, 2010,  Stakool Inc., a Nevada corporation (the “Company”), entered into an  Purchase Agreement (the “Agreement”) with LinQpay a Delaware Corporation, which was reported on June 7, 2010.  This agreement was amended on October 22, 2010.

Pursuant to the Agreement and amedment, the Company purchased 100% of LinQpay, Inc. and all of  its subsidiaries, the consideration paid to LinQpay is an aggregate of 10,000,000 full paid and nonassessable shares of Common Stock of the Company (the “Shares”), which represent approximately 18% of the issued and outstanding shares of Common Stock of the Company.

The Company’s Shares shall be deemed to constitute $2,000,000, Two Million Dollars.   The number of shares is based at $0.20 per share, totaling 10,000,000 shares. All of the shares are deemed to be “restricted” as that term is defined in the Securities Act of 1933, as amended.

The closing of the transaction took place on December 28, 2010,

The Company will enter into a three-year employment agreement with James Byler and he will serve as the CEO of the Company. The Company has existing employment agreements with Kyle Gotshalk and Cherish Adams.

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

Employees

The Company’s team currently consists of two (2) employees and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

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

Our auditor has raised doubt about our ability to continue as a going concern

In conjunction with their 2010 year-end audit, our independent accountants have issued an audit opinion with, which includes an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot be certain that our business plans will be successful or which actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

•

the basis on which the broker or dealer made the suitability determination, and

•

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

•

control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Item 3. Legal Proceedings.

The company is not involved in any legal proceedings at the time of this filing.

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

The company will also continue to develop its wholly owned subsidiary Hong Kong Orient Express, Inc. a diversified platform for cellular payments and encrypted data.

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

Fiscal Year 2010 Quarters Ended:	High	Low
March 31, 2010	$0.01	$0.006
June 30, 2010	0.75	0.01
September 30, 2010	0.17	0.15
December 31, 2010	.15	0.10

Fiscal Year 2009 Quarters Ended:	High	Low
March 31, 2009	$.15	$.10
June 30, 2009	.10	.02
September 30, 2009	.04	.02
December 31, 2009	.04	.02

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

Overview

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

General:   We had conducted operations through December 31, 2008 under  MODY. This includes the operations from three hotels; Hanover, Clinton, and Absecon. Upon the rescission of the previous agreements the Company has continued to develop Dream Apts, TV and associated software opportunities for the company.

Cash .   As of December 31, 2010, we had cash of $7,350.00, as compared to $100.00 as of December 31, 2009. This increase was provided by financing activities in the fiscal year 2010.

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

Item 8. Financial Statements and Supplementary Data

MALCOLM L. POLLARD, Inc.

4845 W. LAKE ROAD, # 119

ERIE, PA 16505

(814)838-8258                               FAX (814838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors

Stakool, Incorporated

Canyon Country, California

We have audited the accompanying consolidated balance sheets of Stakool, Incorporated and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Wecbelieve that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 , the results of its operations, changes in stockholders’ equity,  and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting standards.

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

March 28, 2011

STAKOOL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$7,305	$100
Total current assets	7,305	100
Other assets
Note receivable	200,000	-
Investments, net	-	58,000
Total other assets	200,000	58,000
Total assets	$207,305	$58,100

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$64,643	$64,000
Notes payable	168,503	301,925
Total current liabilities	233,146	365,925
Total liabilities	233,146	365,925
Common stock, $.001 par value, 175,000,000 shares authorized 69,425,737 and 67,997 shares outstanding at December 31, 2010 and 2009 respectively	68,297	67
Additional paid-in capital	6,014,363	5,531,128
Accumulated deficit	(6,108,501)	(5,839,020)
Total stockholders' equity	714,744	(307,825)
Total liabilities and stockholders' equity	$947,890	$58,100

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

STAKOOL, INC .AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2010	December 31, 2009
Revenue
Net Sales	$-	$-

Operating expenses
General and administrative	157,117	-
Total operating expenses	157,117	-
Loss from operations	(157,117)	-

Other income (expenses)
Write-off of investments	(112,364)	-
Total other income (expenses)	(112,364)	-

Income before provision for income taxes	(269,481)	-
Provision for income taxes	-	-
Net loss	$(269,481)	$-

Net loss per common share
Basic	$(.01)	$-
Weighted average of common shares outstanding
Basic	34,182,582	67,175

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

STAKOOL. INC. AND SUBSIDIARIES F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A				Additional	Retained
	Preferred Stock		Common Stock		paid-in	(Accumulated
	Shares	Par Value	Shares	Par Value	capital	Deficit)	Total

Balance, December 31, 2008	-	$-	67,997	$67	$5,531,128	$(5,839,020)	$(307,825)

Balance, December 31, 2009	-	$-	67,997	$67	$5,531,128	$(5,839,020)	$(307,825)

Issuances of common stock	-	-	68,229,170	68,230	483,235	-	551,465

Net loss	-	-	-	-	-	(269,481)	(269,481)

Balance, December 31, 2010	-	$-	68,297,167	$68,297	$6,014,363	$(6,108,501)	$(25,841)

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

STAKOOL, INC. AND SUBSIDIARIES F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year	For the year
	ended	ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities
Net loss	$(269,481)	$-
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	-	-
Increase (decrease) in:
Accounts payable and accrued expenses	643	-
Other	-	-
Net cash provided by (used in) operating activities	(268,838)	-

Cash flows from investing activities
Write-Off of investments	112,364	-
Purchase of investments	(54,364)	-
Net cash used in investing activities	58,000	-

Cash flows from financing activities
Proceeds from issuance of capital stock	551,465	-
Payments on notes payable	(133,422)	-
Increase in note receivable	(200,000)	-
Due to related party, net	218,043	100
Net cash provided by financing activities		100

Net increase in cash and cash equivalents	7,205	100

Cash and cash equivalents , beginning of year	100	-

Cash and cash equivalents, end of year	$7,305	$100

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Goodwill in issuance of capital stock for acquisition	$500,000	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements. F-7

STAKOOL, INC.

F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

____________________________________________________________________________________________________

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

On June 2, 2010,  Stakool Inc., a Nevada corporation (the “Company”), entered into an  Purchase Agreement (the “Agreement”) with LinQpay a Delaware Corporation, which was reported on June 7, 2010.  This agreement was amended on October 22, 2010.

Pursuant to the Agreement and amedment, the Company purchased 100% of LinQpay, Inc. and all of  its subsidiaries, the consideration paid to LinQpay is an aggregate of 10,000,000 full paid and nonassessable shares of Common Stock of the Company (the “Shares”), which represent approximately 18% of the issued and outstanding shares of Common Stock of the Company.

The Company’s Shares shall be deemed to constitute $2,000,000, Two Million Dollars.   The number of shares is based at $0.20 per share, totaling 10,000,000 shares. All of the shares are deemed to be “restricted” as that term is defined in the Securities Act of 1933, as amended.

The closing of the transaction took place on December 28, 2010, Effective March 31, 2011 the above agreement was terminated as per a rescission agreement. Agreement is attached to this 10K filing.

The Company has existing employment agreements with Kyle Gotshalk and Cherish Adams.

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

As of December 31, 2010, Dream Apartments TV continued to pursue its planned operations.

The company owns 100% of its subsidiary Hong Kong Orient Express, Inc.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2010 and 2009.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended December 31, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010.  Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,839,000 through the period ended December 31, 2010. The Company's operations for the year ended December 31, 2010 and 2009, resulted in a net loss of $193,973 and $-0-, respectively.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the years ended December 31, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 7.  - MANAGEMENT AGREEMENTS

The Company has an agreement with Kyle Gotshalk as a consultant, Director and Officer of the company to issue him stock in lieu of cash payments. The Company also has agreements with James Byler and Cherish Adams to serve as Officers and Directors and to issue them stock in lieu of cash payments. Mr. Byler’s agreement was rescinded as per the cancellation of the agreement between Stakool and Linqpay as previously mentioned.

NOTE 8.  - COMMON AND PREFERRED STOCK

As of March 1, 2011, the Company has 175,000,000 authorized shares of common stock, and 79,425,737 shares issued and outstanding.

During the year ended December 31, 2009, 64,699 shares of common stock were issued at par value of $.001 for a total of $6,876 to certain individuals and entities for past consideration. The amount of $6,876 is included in general and administrative expenses.

As of December 31, 2010, 4,000,000 shares were issued for note payable conversions,  12,500,000 shares were issued for the acquisition of LinQpay, 40,000,000 shares were issued for $200,000 note receivable to be paid to the Company, 5,250,000 for $35,000 of common stock purchased and 5,000,000 shares issued for services rendered by officers of the Company Kyle Gotshalk and Cherish Adams.

As of December 31, 2010, the Company has 10,000,000 shares of preferred stock authorized and 10,000,000 issued and outstanding. 9,000,000 shares of the Preferred Stock are subject to the purchase and rescission agreements executed by Mr. Richardson.

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

Effective December 16, 2009 there was a 1:1500 reverse split, approved and accepted by the Board of Directors and the  shareholders, along with the fore mentioned rescission, and a symbol change to STKO.

The transactions on March 26, 2008, May 8, 2008, and  October 21, 2008 have all been rescinded effective January 24, 2010. All memberships, assets , interests or stock positions have been returned to the appropriate entity or persons.

NOTE 10. -  INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $887,625 in gross deferred tax assets as of December 31, 2010, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of December 31, 2010.

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

3)

In February 2009, the management of the Company discovered that the Holiday Inn Express in Hanover, Maryland managed by Park Place Hospitality Group was accruing $8,321 per month for personal property taxes on the furniture, fixtures and equipment owned by ECRV Hanover Hospitality Lease co, LLC as opposed to $8,321 per year.  As a result, in accordance with SFAS no. 154, the accompanying consolidated financial statements as of December 31, 2007 and 2006 have been adjusted to reflect an over accrual of $141,457 for personal property taxes.

NOTE 12.  - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The company is not involved in any legal proceedings at the time of this filing.

NOTE 13 - NOTES PAYABLE

The Company has notes payable with a principal balance of $168,503.00 plus accrued interest as of December 31, 2010. The notes are due to related parties and have an annual interest rate of 10%. The notes payable continue to accrue interest expenses. The balance as of December 31, 2010 is $168,503.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)  On December 14, 2010, Larry O'Donnell, CPA, P.A., its independent public accountant resigned due to Larry O'Donnell's license being revoked by the PCAOB.

Larry O'Donnell, CPA, P.A.'s reports on our financial statements as of and for the fiscal year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report contained a going concern qualification as to the ability of us to continue.

During Stakool’s two most recent fiscal years, December 31, 2009 and 2008, and the subsequent period through the date of resignation January 1, 2010 through December 14, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of Larry O'Donnell, CPA, P.C., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-K.

(b)  On January 4, 2011 the board of directors of Stakool engaged the accounting firm of Malcolm L. Pollard, Inc. as principal accountants of Stakool for the fiscal year ended December 31, 2010.  Stakool did not consult with Malcolm L. Pollard, Inc. during the most recent two fiscal years and the subsequent interim period preceding the engagement of Malcolm L. Pollard, Inc. on January 4, 2011 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Stakool’s financial statements.  Neither written nor oral advice was provided that was an important factor considered by Malcolm L. Pollard, Inc. in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

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

Item 9B.  Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers as of December 31, 2010

The following table sets forth the names of all of our directors and executive officers, as of December 31, 2010:

Name	Age	Positions Held and Tenure
James Byler Kyle Gotshalk Cherish Adams	37 36 35	Director and Chief Executive Officer Director and President Director and Sec/Treas.

Mr. James Byler is a seasoned executive with over 14 years in the global payment, mobile payment, technology and financial industries. He has held Senior Management roles within four successful start-up companies as well as Management roles within two large public companies. Most recently he held the title of CEO of LinQpay, a mobile payment company acquired by STKO. Prior to LinQpay, Mr. Byler founded and held the positions of Chairman and CEO of Devinix Inc., a multi-national Global Payment Service organization widely credited with being the first Payment Service Platform to connect payment infrastructure within the major countries in North America, Europe and Asia. Prior to Devinix, Mr. Byler headed the U.S. division of Bibit, a Dutch-based Global Payment Service Provider focused on payment services within the European Union. Prior to Bibit, Mr. Byler headed sales at Metacode, Inc., a start-up specializing in Content Intelligence and Content Retrieval. Mr. Byler has also held senior level Sales and Sales Management positions within companies in the Content and Document Management spaces, such as Interwoven, Documentum and iManage. Mr. Byler has worked internationally in the United Kingdom, Germany, France, Sweden, the Netherlands, China, Hong Kong, Korea, Japan, Singapore, South Africa, Canada and the USA.

Kyle Gotshalk, 36, was elected in August, 2009 to serve as an Officer and a Director of the Company. Mr. Gotshalk also serves as an Officer and Director of VSUS Technologies, Inc.. Beginning February 2005 through January 2009, Mr. Gotshalk was the President of Exit Only, Inc. an internet car sales company, and served as President of PSPP Holdings Inc. a credit card processing company, President of Top Flight Consulting LLC, an up and coming Real Estate and Public Company consulting firm, and as a Manager and Fitness Director at Sports Center Fitness. Mr. Gotshalk graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. Mr. Gotshalk holds a Real Estate License in California and on May 2006 was awarded the Top Producing Agent award for most sales in first year of Real Estate by his Century 21 office. Mr. Gotshalk also holds his California Security Guard and Private guard license. Kyle Gotshalk is subject to a pending case #   2:08-cr-00737-JHS, in which he has pleaded not guilty.

Cherish Adams, 35, our Sec/Treas, was elected in September, 2009 to serve as our Secretary and Director. From May of 2001 through February 2005 Mrs. Adams served as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

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

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2010.

Code of Ethics

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Item 11. Executive Compensation.

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2010 and 2009, certain compensation paid to our named executive officers, being (i) our former Chief Executive Officer, and (ii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9, 2004. No other officer of ours earned more than $100,000 in annual compensation during the fiscal year ended December 31, 2010.

			Long-Term Compensation
Name and Principal Position	Year	Salary and Other Annual Compensation ($)	Securities Underlying Options/SARS (#)
Kyle Gotshalk President and Director	2010 2009	$ 0 $ 0	0 0
James Byler CEO, Director	2010	$ 0	$0

Option/SAR Grants

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2010 to our named executive officers, being (i) our current Chief Financial Officer, (ii) our former Chief Executive Officer, and (iii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9, 2004.

Name	Number Of Securities Underlying Options/SARS Granted (#)	Percent Of Total Options/ SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date
Kyle Gotshalk	0	N/A	N/A	N/A
James Byler	0	N/A	N/A	N/A
Cherish Adams	0	N/A	N/A	N/A

Option/SAR Exercises and Year-End Option/SAR Values

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/Unexercisable
Kyle Gotshalk	0	0	0/0	$0.00
James Byler	0	0	0/0	$0.00
Cherish Adams	0	0	0/0	$0.00

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2010.

Compensation of Directors

Our Directors are compensated with stock for certain services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We have entered into employment Agreements with our Officers and Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management, as of the Date of this Report

The following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock as of December 31, 2010, as well as the share holdings of the current members of management, as of the date hereof:

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Class (2)
James Byler	8,403,000	10.6%
Kyle Gotshalk	5,000,000	6.3%
Cherish Adams	5,000,000	6.3%
Irishmyst Consultants Ender Company Assets All Executive Officers and Directors as a Group (1 person)	20,000,000 20,000,000 18,403,000	50% 23%

* Represents less than 1% of our outstanding Common Stock.

 (1)

Percentage of beneficial ownership is based upon the 79,425,737 shares of our Common Stock which is outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

For our fiscal year ended December 31, 2010 and 2009, we were billed approximately $42,500 and $12,000 for professional services rendered for the audit and review of our financial statements, respectively.

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

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2010 and 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Item 15. Exhibits, Financial Statement Schedules

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

10.1	Rescission Agreement

31.1	Certification of Kyle Gotshalk pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kyle Gotshalk pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAKOOL INCORPORATED

Date: April 11, 2011	By:	/s/ Kyle Gotshalk
Kyle Gotshalk
President and Director