Form 10-Q
period 2011-03-31
STAKOOL, INC.
filed 2011-05-11
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2011

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

(888) 415-1609

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

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2011:  79,425,737 shares of Common Stock.

FORM 10-Q

March 31, 2011

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Controls and Procedures	21

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURE		23

Part I – Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	7

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
		(audited)

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$6,819	$7,305
Total Current Assets	6,819	7,305
Other assets
Notes Receivable	200,000	200,000
Investments, Net	-0-	-0-

TOTAL ASSETS	$206,819	$207,305

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$64,643	$64,643
Notes Payable	158,753	168,503
Total liabilities	223,396	233,146

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value; 175,000,000 shares authorized 79,425,737 and 69,425,737 shares issued and outstanding at and March 31, 2011 and December 31, 2010 respectively	79,426	68,297
Additional paid in capital	6,024,234	6,014,363
Accumulated deficit	(6,120,237)	(6,108,501)
Total Stockholders' Deficiency	(16,577)	(25,841)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$206,819	$207,305

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	March 31,	March 31,
	2011	2010

Revenue	$-	$--

Operating expenses:
Administrative expenses	11,736	11,487

Total operating expenses	11,736	11,487

Income (loss) from operations	(11,736)	(11,487)

Income (loss) before income taxes	(11,736)	(11,487)

Provision for income taxes	-	-

Net income (loss)	$(11,736)	$(11,487)

Basic and diluted income (loss) per share	(0.00)	(0.00)

Weighted average number of shares outstanding	$55,047,167	$25,523,584

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2011	March 31, 2010
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(11,736)	$(11,487)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Net cash provided by (used in) operating activities	(11,736)	(11,487)

Cash flows from investing activities:
Stock Issued for services and note payable	21,000	-
Net cash provided by investing activities	21,000	-

Cash flows from financing activities:
Payments on notes payable	(9,750)	-
Due to related party, net	-	1,527
Net cash provided by (used in) financing activities	(9,750)	1,527

Net increase (decrease) in cash and cash equivalents	486	(9,960)

Cash and cash equivalents , beginning	7,305	100

Cash and cash equivalents, ending	$6,819	$(10,060)
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.

F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

As of March 31, 2011, Dream Apartments TV continued to pursue its planned operations, and Hong Kong Orient Express, Inc. Chris McPhillips continues to oversee daily activities of Hong Kong Express, Inc.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with maturities of three months or less.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended March 31, 2011.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended March 31, 2011 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended March 31, 2011, the Company did not grant any stock options.

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

NOTE 2- GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010.  Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,839,000 through the period ended December 31, 2010. The Company's operations for the year ended March 31, 2011, resulted in a net loss of $11,736.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a signficant impact on the Company’s financial position, cash flows or results of operations.

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for the Company as of January 1, 201. The Company does not expect it will have a material impact on its financial position or results of operations.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the new accounting guidance beginning January 1, 2010. This update had no impact on the Company’s financial position, cash flows or results of operations.

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

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a signficant impact on the Company’s financial position, cash flows or results of operations.

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

n October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended December 31, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4- RECLASSIFICATIONS

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

NOTE 5- COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the years ended March 31, 2011, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 6.   MANAGEMENT AGREEMENTS

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

NOTE 7.   COMMON AND PREFERRED STOCK

As of March 31, 2011, the Company has 175,000,000 authorized shares of common stock, and 79,425,737 shares issued and outstanding.

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

NOTE 8   REVERSE SPLIT AND SYMBOL CHANGE

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

As of March 31, 2011, Dream Apartments TV continued to pursue its planned operations, and Hong Kong Orient Express, Inc. Chris McPhillips continues to oversee daily activities of Hong Kong Express, Inc.

NOTE 9.   INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $887,625 in gross deferred tax assets as of March 31, 2011, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of March 31, 2011.

As of March 31, 2011, the Company has federal net operating loss carry forwards available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carry forward starting with the year ended December 31, 2008.

As of March 31, 2011, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

For the three months ended March 31, 2011, the valuation allowance adjustment was zero.

NOTE 10.   REVERSE MERGER

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

As of March 31, 2011, Dream Apartments TV continued to pursue its planned operations, and Hong Kong Orient Express, Inc. Chris McPhillips continues to oversee daily activities of Hong Kong Express, Inc.

NOTE 11.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The company is not involved in any legal proceedings at the time of this filing.

NOTE 12.  NOTES PAYABLE

The Company has notes payable with a principal balance of $ 158,753.00 plus accrued interest as of March 31, 2011. The notes are due to related parties and have an annual interest rate of 10%. The notes payable continue to accrue interest expenses. The balance as of March 31, 2011 is $ 158,753.00

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Results of Operations

Comparison of Years Ended March 31, 2011 and 2010

General:   We had conducted operations through December 31, 2008 under  MODY. This includes the operations from three hotels; Hanover, Clinton, and Absecon. Upon the rescission of the previous agreements the Company has continued to develop Dream Apts, TV and Hong Kong Orient Express, Inc. and associated software opportunities for the company.

Cash .   As of March 31, 2011, we had cash of $6,819 as compared to $7,305 as of December 31, 2010. This decrease was primarily due to the substantial decrease in net cash provided by financing activities in the fiscal year 2011.

We believe we can meet our liquidity and capital requirements in 2011 from a variety of sources. These include our present capital resources, internally generated cash, and future equity financings.

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

Management evaluated the design and operation of our internal control over financial reporting as of March 31, 2011, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the nine months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2011, 0 shares were issued for note payable conversions,

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

STAKOOL INCORPORATED

Date: May 10, 2011	By:	/s/ Kyle Gotshalk
Kyle Gotshalk
President and Director