Form 10-Q
period 2011-06-30
STAKOOL, INC.
filed 2011-08-15
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 00-24723

STAKOOL, INC.
(Name of small business issuer in its charter)

Nevada	88-0393257
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

18565 Soledad Canyon Rd., #153
Canyon Country, CA 91351
 (Address of principal executive offices)

 (866) 991-9960
(Issuer’s Telephone Number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes [  ]    No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                         Accelerated filer [  ]

Non-accelerated filer [  ]                                                                           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [x]

(APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

           Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

           State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

           As of June 30, 2011, the Company had 79,425,737 shares of common stock issued and outstanding.

FORM 10-Q – STAKOOL, INC.

ITEM 1.  FINANCIAL STATEMENTS

STAKOOL. INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
		(audited)

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$704	$7,305
Total Current Assets	$704	$7,305
Other assets
Notes Receivable	200,000	200,000
Investments, Net	-0-	-0-

TOTAL ASSETS	$200,704	$207,305

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$64,643	$64,643
Notes Payable	158,753	168,503
Total liabilities	223,396	233,146

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value; 175,000,000 shares authorized 79,425,737 and 69,425,737 shares issued and outstanding at and June 30, 2011 and December 31, 2010 respectively	79,426	68,297
Additional paid in capital	6,024,234	6,014,363
Accumulated deficit	(6,126,352)	(6,108,501)
Total Stockholders' Deficiency	(22,692)	(25,841)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$200,704	$207,305

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue	$-	$--	$-	$--

Operating expenses:
Administrative expenses	6,115	5,442	17,851	74,746

Total operating expenses	6,115	5,442	17,851	74,746

Income (loss) from operations	(6,115)	(5,442)	(17,851)	(74,746)

Income (loss) before income taxes		(5,442)		(74,746)
	(6,115)		(17,851)

Provision for income taxes

Net income (loss)	(11,736)	(5,442)	(17,851)	(74,746)

Basic and diluted income (loss) per share
	$-	$-	$-	$-

Weighted average number of shares outstanding	79,425,737	25,523,584	67,236,452	53,047,167
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL. INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six	For the six
	months ended	months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:	Unaudited	Unaudited
Net loss	$(17,851)	$(74,746)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Net cash provided by (used in) operating activities	(17,851)	(74,746)

Cash flows from investing activities:
Stock Issued for services and note payable	21,000	336,817
Net cash provided by investing activities	21,000	336,817

Cash flows from financing activities:
Payments on notes payable	(9,750)	(54,100)
Due to related party, net	-	1,527
Net cash provided by (used in) financing activities	(9,750)	1,527

Net increase (decrease) in cash and cash equivalents	(6,601)	(9,960)

Cash and cash equivalents , beginning	7,305	100

Cash and cash equivalents, ending	$704	$(10,060)
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

STAKOOL, INC.
F/KA/ MOD HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
_____________________________________________________________________________

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

In consideration for execution of the rescission agreement 50,000,000 common shares previously issued shall be returned to the treasury stock of the Company. The preferred shares held by Mr. Richardson have been purchased in a separate transaction. In addition as part of the rescission agreement all assets, property, securities or items of value have been transferred back to the original holders pre-acquisition.

On June 2, 2010, Stakool Inc., a Nevada corporation (the “Company”), entered into a Purchase Agreement (the “Agreement”) with LinQpay a Delaware Corporation, which was reported on June 7, 2010.  This agreement was amended on October 22, 2010.

Pursuant to the Agreement and amendment, the Company purchased 100% of LinQpay, Inc. and all of  its subsidiaries, the consideration paid to LinQpay is an aggregate of 10,000,000 fully paid and nonassessable shares of Common Stock of the Company (the “Shares”), which represent approximately 18% of the issued and outstanding shares of Common Stock of the Company.

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

As of June 30, 2011, Dream Apartments TV continued to pursue its planned operations, and Hong Kong Orient Express, Inc. Chris McPhillips continues to oversee daily activities of Hong Kong Express, Inc.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the period ended June 30, 2011.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the period ended June 30, 2011 are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the period ended June 30, 2011, the Company did not grant any stock options.

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

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Beginning after December 15, 2006, the Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

NOTE 2 – GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010.  Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $5,845,000 through the period ended December 31, 2010. The Company's operations for the year ended June 30, 2011, resulted in a net loss of $17,851.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for the Company as of January 1, 2011. The Company does not expect it will have a material impact on its financial position or results of operations.

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

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

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

NOTE 4 – RECLASSIFICATIONS

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

NOTE 5 – COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the period ended June 30, 2011, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

NOTE 6 – MANAGEMENT AGREEMENTS

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

NOTE 7 – COMMON AND PREFERRED STOCK

As of June 30, 2011, the Company has 175,000,000 authorized shares of common stock, and 79,425,737 shares issued and outstanding.

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

NOTE 8 – REVERSE SPLIT AND SYMBOL CHANGE

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

In consideration for execution of the rescission agreement 50,000,000 common shares previously issued shall be returned to the treasury stock of the Company. The preferred shares held by Mr. Richardson have been purchased in a separate transaction. In addition as part of the rescission agreement all assets, property, securities or items of value have been transferred back to the original holders pre-acquisition.

Effective December 16, 2009 there was a 1:1500 reverse split, approved and accepted by shareholders, along with the fore mentioned rescission.

The transactions on March 26, 2008, May 8, 2008, and October 21, 2008 have all been rescinded effective January 24, 2010. All memberships, assets, interests or stock positions have been returned to the appropriate entity or persons.

As of June 30, 2011, Dream Apartments TV continued to pursue its planned operations, and Hong Kong Orient Express, Inc. Chris McPhillips continues to oversee daily activities of Hong Kong Express, Inc.

NOTE 9 – INCOME TAXES AND CHANGE IN CONTROL

The Company has approximately $900,000 in gross deferred tax assets as of June 30, 2011, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of June 30, 2011.

As of June 30, 2011, the Company has federal net operating loss carry forwards available to offset future taxable income through 2027 subject to the annual limitations imposed by Section 382 under the Internal Revenue Code due to the change in control.  In February 2008, there was a change in control of the Company wherein Section 382 will apply to the net operating loss carry forward starting with the year ended December 31, 2008.

As of June 30, 2011, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

For the six months ended June 30, 2011, the valuation allowance adjustment was zero.

NOTE 10 – REVERSE MERGER

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

As of June 30, 2011, Dream Apartments TV continued to pursue its planned operations, and Hong Kong Orient Express, Inc. Chris McPhillips continues to oversee daily activities of Hong Kong Express, Inc.

NOTE 11 – COMMITEMENTS AND CONTINGENCIES

Legal Proceedings

The company is not involved in any legal proceedings at the time of this filing.

NOTE 12 – NOTES PAYABLE

The Company has notes payable with a principal balance of $ 158,753.00 plus accrued interest as of June 30, 2011. The notes are due to related parties and have an annual interest rate of 10%. The notes payable continue to accrue interest expenses. The balance as of June 30, 2011, is $158,753.00

THE REST OF THIS PAGE LEFT INTENTIONALLY BLANK

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

Overview

Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and 2010

General:   We had conducted operations through December 31, 2008, under MODY. This includes the operations from three hotels; Hanover, Clinton, and Absecon. Upon the rescission of the previous agreements the Company has continued to develop Dream Apts, TV and Hong Kong Orient Express, Inc. and associated software opportunities for the company.

Cash.   As of June 30, 2011, we had cash of $704 as compared to $7,305 as of December 31, 2010. This decrease was primarily due to the substantial decrease in net cash provided by financing activities in the fiscal year 2011.

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

Management evaluated the design and operation of our internal control over financial reporting as of June 30, 2011, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

For the three and six months ended June 30, 2011, zero shares were issued for note payable conversions.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

On June 16, 2011, Stakool, Inc. and Anthus Life Corp., a privately held Nevada corporation entered into a Letter of Intent for the Sale and Purchase of Stakool, Inc. by Anthus Life Corp.

Item 6.      Exhibits.

Please see Exhibit Index located behind the signature page.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKOOL, INC.

Dated: August 15, 2011
/s/ Peter Hellwig
Peter Hellwig
Principal Executive Officer

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.2	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.