Form 10-Q
period 2011-09-30
STAKOOL, INC.
filed 2011-11-18
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 00-24723

STAKOOL, INC.
(Name of small business issuer in its charter)

Nevada	88-0393257
(State or other jurisdiction of	(IRS Employer Identification
Incorporation or organization)	Number)

8640 Philips Highway, Suite 5, Jacksonville, FL  32256
 (Address of principal executive offices)

(904) 425-1209
(Issuer’s Telephone Number)

18565 Soledad Canyon Rd., #153, Canyon Country, CA
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ X ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

          As of September 30, 2011, the Company had 79,425,737 shares of common stock issued and outstanding.

FORM 10-Q – STAKOOL, INC.

ITEM 1.  FINANCIAL STATEMENTS

STAKOOL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

C O N T E N T S

PAGE

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	F-2

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity as of September 30, 2011 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	F-5

Notes to the Consolidated Financial Statements	F-6 – F-10

STAKOOL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and equivalents	$11,282	$7,305
Prepaid expenses	4,500	0
Inventories	22,666	0
Accounts receivable, net	2,848	0
Note receivable	35,000	200,000
Total Current Assets	76,296	207,305

Property and equipment, net	1,487	0

Other Assets
Goodwill	327,308	0
Deposit	1,700	0
Total Other Assets	329,008	0

TOTAL ASSETS	$406,791	$207,305

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$0	$64,643
Accrued interest – related party	4,774	0
Note payable – related party	35,000	0
Note Payable	250,000	168,503
Total Liabilities	289,774	233,146

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 175,000,000 shares authorized, 79,425,737 (as of 9/30/2011) and 69,425,737 (as of 12/31/2010) shares issued and outstanding	79,426	68,297
Additional paid-in capital	6,800,834	6,014,363
Stock subscription receivable	(5,000)	0
Accumulated deficit	(6,758,243)	(6,108,501)
Total Stockholders’ Equity (Deficit)	117,017	(25,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$406,791	$207,305

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

REVENUES	$3,347	$0	$3,347	$0
COST OF GOODS SOLD	1,380	0	1,380	0
GROSS PROFIT	1,967	0	1,967	0

OPERATING EXPENSES
Professional fees	1,402	0	1,402	0
Stock-based compensation	0	0	150,000	0
Consulting fees	27,750	0	27,750	0
Advertising and promotion	7,479	0	7,479	0
Payroll expense	16,380	0	16,380	0
Auto expense	2,186	0	2,186	0
Insurance	553	0	553	0
Meals and entertainment	1,152	0	1,152	0
Rent	2,933	0	2,933	0
Graphic design	1,531	0	1,531	0
Office supplies	2,475	0	2,475	0
Depreciation expense	282	0	282	0
Interest expense	1,575	0	1,575	0
General and administrative expenses	5,357	3,875	22,208	78,621
TOTAL OPERATING EXPENSES	71,055	3,875	237,906	78,621

LOSS FROM OPERATIONS	(69,088)	(3,875)	(235,939)	(78,621)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(69,088)	$(3,875)	$(235,939)	$(78,621)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	79,425,737	55,047,167	78,583,246	53,047,167

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF SEPTEMBER 30, 2011

	Common Stock		Additional Paid	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Receivable	Deficit	Equity (Deficit)

Balance, December 31, 2010	69,425,737	$68,297	$6,014,363	$0	$(6,108,501)	$(25,841)

Par value adjustment	-	1,129	(1,129)		-	0

Issuance of common stock for cash at $0.01 per share	2,500,000	2,500	22,500	(5,000)	-	20,000

Issuance of common stock for services rendered	7,500,000	7,500	142,500	-	-	150,000

Recapitalization for merger/acquisition	-	-	622,600	-	(413,803)	208,797

Net loss for the nine months ended September 30, 2011	-	-	-	-	(235,939)	(235,939)

Balance, September 30, 2011	79,425,737	$79,426	$6,800,834	$(5,000)	$(6,758,243)	$117,017

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Nine months ended September 30, 2011	For the Nine months ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(235,939)	$(78,621)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	282	0
Stock issued for services	150,000	111,817
Changes assets and liabilities:
Prepaid expenses	0	0
Inventories	2,040	0
Accounts receivable	(2,719)	0
Accrued interest – related party	1,575	0
Net Cash Provided by (Used in) Operating Activities	(84,761)	33,196

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in merger/acquisition	38,988	0
Net Cash Provided by Investing Activities	38,988	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,000	35,000
Contributed capital	39,500	0
Payments on notes payable	0	(54,100)
Due to related party, net	(9,750)	(3,453)
Net Cash Provided by (Used in) Financing Activities	49,750	(22,533)

Increase in Cash and Cash Equivalents	3,977	10,643
Cash and Cash Equivalents – Beginning of Period	7,305	100
Cash and Cash Equivalents – End of Period	$11,282	$10,743

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for note receivable	$0	$200,000
Assets spun off in merger/acquisition	$200,000	$0
Liabilities spun off in merger/acquisition	$223,396	$0

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Stakool, Inc. f/k/a Mod Hospitality, Inc. (“the Company” or “Stakool”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada. On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus Life Corp. (“Anthus”) where Anthus acquired all the shares of Stakool. Anthus operates as a wholly owned subsidiary of Stakool.

Anthus Life Corp. was incorporated in Nevada on June 4, 2009. Anthus is a developer and manufacturer of natural and organic food products packaged for consumer consumption.  The company has one product line in the natural food category currently, and will deploy several additional product lines fostering rapid growth in retail accounts, consumer exposure and revenue.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2010.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation
The financial statements reflect the consolidated results of Stakool, Inc. (a Nevada corporation) and its wholly owned subsidiary Anthus Life Corp. (a Nevada corporation).  All material inter-company transactions have been eliminated in the consolidation.

Cash and Cash Equivalents
For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The fair value of cash, accounts receivable, prepaid expenses, inventories, note receivable, accrued expenses, accrued interest – related party, note payable – related party and note payable approximates the carrying amount of these financial instruments due to their short-term nature.  The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

Property and Equipment
Property and equipment is being depreciated over the estimated useful lives, ranging from 3 to 7 years, using the straight-line method of depreciation for book purposes.

Inventories
Inventories consist of natural and organic food products, wrappers and boxes, and are stated at the lower of cost or market. Cost is determined on the average cost method. Inventories are reviewed and reconciled periodically.

Revenue Recognition
Substantially all revenue is recognized when it is earned.  All revenues are generated through the Company's website activities.  The Company's processes are monitored by third parties who collect revenues from clients on a per activity basis and report and forward the revenue to the Company's account.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2011, the Company had an allowance for uncollectible accounts of $0.

Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method as described in ASC 350, Goodwill and Other Intangible Assets.  We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment arise.

We recognize fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions have been made in determining the depreciable lives of such assets and the allowance for doubtful accounts receivable.  Actual results could differ from these estimates.

Concentration of Credit Risks
The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements
Stakool does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Furniture and fixtures	$1,192	$0
Office equipment	649	0
Total property and equipment	1,841	0
Less: Accumulated depreciation	(354)	(0)
Property and equipment, net	$1,487	$0

Depreciation expense was $282 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 3 – NOTE RECEIVABLE

Anthus has a note receivable in the amount of $35,000 as of September 30, 2011. The note is unsecured, non-interest bearing and due on demand.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

Anthus has a note payable of $35,000 due to a related party as of September 30, 2011.  The note bears 6% interest, is unsecured and due on demand.

Interest expense was $1,575 and $0 for the nine months ended September 30, 2011 and 2010, respectively.  The note and any accrued interest can be converted to stock at any time by the note holder at $0.005 current bid or some other price determined by the board of directors. Accrued interest on this note was $4,774 as of September 30, 2011.

NOTE 5 – NOTE PAYABLE

Anthus has recorded a note payable in association with the agreement of purchase and sale on July 22, 2011 in the amount of $250,000. The terms of the note require a payment of $125,000 within 90 days of the closing date of the agreement.  The terms of the note require a payment of $125,000 on December 9, 2011. An additional $125,000 is due on February 10, 2012.

NOTE 6 – COMMON STOCK

Stakool has 175,000,000 shares of common stock authorized.

On January 3, 2011, the Company issued 2,500,000 shares of common stock at $0.01 per share. The Company received $20,000 cash and recorded the remaining $5,000 as a stock subscription receivable.

On January 31, 2011, the Company issued 7,500,000 shares of common stock to three consultants at $0.02 per share for services rendered. The total value of the stock issued was $150,000.

The Company has 79,425,737 shares of common stock issued and outstanding as of September 30, 2011.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Anthus signed an agreement with a related party on August 1, 2009 for consulting services.  The agreement runs for a term of five years with monthly payments of $3,500.  The minimum annual payments over the life of the contract are as follows:

Twelve months ended September 30, 2012	$42,000
2013	42,000
2014	35,000
Total of payments	$119,000

On September 29, 2010, Anthus signed a lease for office space in Jacksonville, Florida. The lease commenced on November 1, 2010 and is for a term of three years and one month. The monthly rent is $1,073.33 with annual increases. The lease required a security deposit of $1,700.

Twelve months ended September 30, 2012	$13,174
2012	13,458
2013	1,277
Total of payments	$27,909

NOTE 8 – INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of approximately $6,750,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Use of the net operating loss carry forwards will be limited as to use in future years due to the recent change in ownership.

The provision for Federal income tax consists of the following for the periods ended September 30, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$80,219	$26,731
Less: valuation allowance	(80,219)	(26,731)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2011 and December 31, 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$967,844	$887,625
Less: valuation allowance	(967,844)	(887,625)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $6,750,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – BUSINESS COMBINATION

On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus Life Corp. (“Anthus”) where Anthus acquired all the shares of Stakool. Anthus operates as a wholly owned subsidiary of Stakool.

While Anthus is the acquiring entity, it will continue to operate Stakool in its entirety and operate Anthus as a wholly-own subsidiary of Stakool.  In exchange for the total of Three Hundred Fifty Thousand Dollars ($350,000), Anthus will receive all of Stakool’s assets, including, but not limited to the following: (1) certain issued and outstanding shares of Stakool, Inc. Common; (2) 10,000,000 Shares of Stakool, Inc. Preferred Shares which are issued and outstanding;  (3) All of the rights and assets of the following two wholly owned subsidiaries of Stakool, Inc.; Dream Apartments TV, and Hong Kong Orient Express;  (4) Clinton Hall will relinquish (assign to a third party  of Anthus Life’s choosing, and or cause a conversion) a note it holds in the amount of One Hundred Fifty Eight Thousand Seven Hundred Fifty Three Dollars ($158,753), plus interest; (5) all of the issued and outstanding shares that have been returned to Stakool by Byler will be relinquished to Anthus Life; (6) a Multiple Promissory Note held by Ender Company Assets, Inc. was cancelled and 20,000,000 shares returned to the Company; (6) a Multiple Promissory Note held by IrishMist Consultants, Ltd. was cancelled and 20,000,000 shares returned to the Company.

NOTE 10 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained substantial losses since inception.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital.  Management believes that its successful ability to raise capital and their plans for increases in revenues will provide the opportunity for the Company to continue as a going concern.

NOTE 11 – SUBSEQUENT EVENTS

On October 25, 2011, Anthus sold 500,000 shares of common stock at $0.10 per share for total cash proceeds of $50,000. The Anthus shares will be converted to Stakool shares on a 1 to 1 basis.

On November 9, 2011, Anthus sold 250,000 shares of common stock at $0.10 per share for total cash proceeds of $25,000. The Anthus shares will be converted to Stakool shares on a 1 to 1 basis.

Also on November 9, 2011, the note receivable of $35,000 was paid back in full.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2011 through November 18, 2011 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

OVERVIEW

ANTHUS LIFE strives to become one of the leading suppliers of natural and organic products by maintaining the highest standards for quality, consistency, sustainability, product assortments, value-added support services and integrity in our business and personal relationships.  Through trust and our commitment to quality we will build a loyal consumer following throughout North America.

An experienced core management team is in place and has reviewed, studied and analyzed the natural and/or organic product market. ANTHUS LIFE will establish a procurement program and will work with outside professionals to build ANTHUS LIFE’s business, create brands through eco friendly packaging and distinctive labeling, and develop key distribution relationships.

The strategy is to have ANTHUS LIFE’s brand name strongly associated on all their distributed products and to focus on finding and developing the best USDA certified natural and/or organic food product options for North America. In fact, during 2011 and 2012, ANTHUS LIFE will introduce additional USDA Certified Organic health bars.  Also, for 2011 and 2012, ANTHUS LIFE’s R&D team is diligently working to develop additional product line extensions to include energy drinks, additional health food items as well as the potential integration of advanced technologies such as nutraceuticals, etc.

ANTHUS LIFE has secured a manufacturer with the requisite governmental approval, having completed the package design and is distributing the initial product offering.  ANTHUS LIFE is excited about the opportunity to bring healthy, great tasting, and natural and/or organic food products at affordable prices to the mass North American market.

Results of Operations

For the Three Months ending September 30, 2011 and Nine Months ending September 30, 2010

General:  In July 2011, Anthus Life purchased Stakool, Inc. pursuant to a Purchase Agreement wherein Anthus Life Corp agreed to pay Stakool, Inc. $350,000; and Stakool, Inc. and certain shareholders agreed to relinquish a majority of issued and outstanding Common Shares and all of the issued and outstanding Preferred Shares.  An Agreement of Plan and Reorganization was subsequently entered into and Stakool, Inc. is currently being reorganized accordingly.

Stakool, Inc. and Anthus Life Corp’s pro forma financial statements were presented as an exhibit to a Form 8-K/A filed on November 9, 2011.

Liquidity & Capital Resources

Cash on hand at September 30, 2011 was $11,282 compared to $704 at June 30, 2011 (pre-acquisition of Stakool by Anthus Life Corp).  During the quarter, we used $192,341 in operations, partially offset by net financing activity of $109,500, as well as using up the cash on hand at June 30, 2011.  Based upon current plans, we expect to incur operating losses in future periods. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Our revenues are generated from the processing of product; primarily energy bars made from natural products, which we manufacture, package and distribute. Our revenue is also relative to the day to day price of natural elements and is dependent on health conscious consumers. Failure to generate sufficient revenues will cause us to go out of business.

We believe we can meet our liquidity and capital requirements in 2011 from a variety of sources.  These include our present capital resources, internally generated cash, and future equity financing activities in the fiscal year 2011.

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

Management evaluated the design and operation of our internal control over financial reporting as of September 30, 2011, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

For the three and nine months ended September 30, 2011, zero shares were issued for note payable conversions.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

On June 16, 2011, Stakool, Inc. and Anthus Life Corp., a privately held Nevada corporation entered into a Letter of Intent for the Sale and Purchase of Stakool, Inc. by Anthus Life Corp.  In July, 2011, a formal Agreement for the Purchase and Sale of Stakool, Inc. was entered into along with a subsequent Agreement and Plan of Reorganization which has caused a reorganization of Stakool, Inc. to proceed accordingly.

Item 6.      Exhibits.

Please see Exhibit Index located behind the signature page.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKOOL, INC.

Dated: November 18, 2011
/s/ Peter Hellwig
Peter Hellwig
Principal Executive Officer

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.2	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.