Form 10-K
period 2011-12-31
STAKOOL, INC.
filed 2012-04-24
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

      (904) 425-1209
 (Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock: $0.0001 par value	OTCQB
Preferred Stock: $0.0001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [  X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [   ] Yes  [ X ] No

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

Large accelerated filer [  ]                                                                         Accelerated filer [  ]

Non-accelerated filer [  ]                                                                           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2011 was $2,516,272.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  We had 158,875,737 shares outstanding of common stock and 10,000,000 shares outstanding of preferred stock as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

A Warning About Forward-Looking Statements

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance.  When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements.  Many possible events or factors could affect our future financial results and performance.  This could cause our results or performance to differ materially from those expressed in our forward-looking statements.  You should consider these risks when you review this annual report on Form 10-K, along with the following possible events or factors:

•	the financial and operating performance of our operations;
•	our ability to achieve and/or maintain profitability over time;
•	the successful execution of our growth strategies;
•	the impact of competition;
•	available market opportunities; and
•	the availability of working capital

Additional risks and uncertainties are described elsewhere in this annual report on Form 10-K and in detail under “Item 1A. Risk Factors.”  You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report on Form 10-K.  Except where required by law, we do not undertake an obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances.  Unless the context requires otherwise, the terms, “we,” “us,” and “our” refer to Stakool, Inc., a Nevada corporation.

PART 1

Item 1.  Business

Overview

History of Stakool, Inc.

Stakool, Inc. was incorporated in the State of Delaware under the name, PLR, Inc. in 1993, and went through a series of name changes and reorganizations. In November 1997, PLR, Inc. changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada.  On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. (“URBA”). On April 11, 2003, URBA changed its name to PSPP Holdings, Inc.  On August 11, 2008, PSPP Holdings, Inc. changed its name to Cynosure Holdings, Inc. by filing a Certificate of Amendment to Articles of Incorporation with the State of Nevada. On August 21, 2008, the Company changed its name to Hybid Hospitality, Inc. by filing a Certificate of Amendment to the Articles of Incorporation.

On June 16, 2011, Stakool, Inc. entered into a Letter of Intent of Sale and Purchase with Anthus Life Corp., a privately held Nevada corporation.

On July 20, 2011, Stakool, Inc. and Anthus Life Corp. executed an Agreement of Sale and Purchase wherein Anthus Life Corp received 77,588,470 shares of 79,388,470 issued and outstanding shares of Stakool, Inc. common shares, as well as 10,000,000 Preferred Shares of Stakool, Inc. in exchange for scheduled payments, totaling Three Hundred Fifty Thousand Dollars ($350,000) and 1,300,000 shares of Stakool, Inc. common stock.  As of January 5, 2012, $130,000.00 has been paid to date.

Anthus Life Corporation was incorporated in the State of Nevada on June 4, 2009, with its principal place of business in Jacksonville Florida.

ANTHUS LIFE is founded on the belief that everyone has the power to make healthy lifestyle choices. At ANTHUS LIFE, our motivating mission is to:

•	Source or manufacture and distribute innovative products made with all certified natural and/or organic ingredients

•	Conduct continual research and development of high performance “green” products

•	Grow by engaging strategic partners who have proven distribution

•	Sustain above-average annual top-line growth with a gross profit of 35% plus

•	Instill a corporate culture that empowers our fellow workers with dedication and enthusiastic team spirit

•	Apply sensitive and respectful practices to promote sustainable social relationships and responsible corporate governance

•	Maintain strong business growth through profitable and complementary acquisitions

ANTHUS LIFE strives to become one of the leading suppliers of natural and organic products by fulfilling the highest standards for quality, consistency, sustainability, product assortments, value-added support services and integrity in our business and personal relationships.  Through trust and our commitment to quality we will build a loyal consumer following throughout North America.

ANTHUS LIFE has formally launched 8 natural healthy snack bars in 2010; we will be looking to introduce additional USDA Organic Certified health bars during 2012.

Nutritional and dietary criteria that ANTHUS LIFE adheres to are based on review and approval by accredited scientific food agencies and standards as set by government organizations.  The Company will take acute consideration to effectively produce and package the best tasting product that is “good and better” for the consumer.

An experienced core management team is in place and has reviewed, studied and analyzed the natural and/or organic product market. ANTHUS LIFE will establish a procurement program and will work with outside professionals to build ANTHUS LIFE’s business, create brands through eco friendly packaging and distinctive labeling, and develop key distribution relationships.

The strategy is to have ANTHUS LIFE’s brand name strongly associated on all their distributed products and to focus on finding and developing the best USDA certified natural and/or organic food product options for North America. In fact, during 2012, ANTHUS LIFE will introduce additional USDA Certified Organic health bars.  Also, for 2012, ANTHUS LIFE’s R&D team is diligently working to develop additional product line extensions to include several products for the natural and organic food market as well as for the health and wellness market.

ANTHUS LIFE has secured a manufacturer with the requisite governmental approval, having completed the package design and is distributing the initial product offering.  ANTHUS LIFE is excited about the opportunity to bring healthy, great tasting, and natural and/or organic food products at affordable prices to the mass North American market.

ANTHUS LIFE’s initial product launch includes 8 Health Bars that have:

•  no refined sugar  •  no artificial flavors  •  low sodium •  no genetically modified products  •  no preservatives •  no trans fat •  no gluten  •  no cholesterol • no dairy products, and no wheat.

ANTHUS LIFE is targeting the following consumers:  (i) those who are already knowledgeable on the benefits of natural and/or organic foods; presenting a viable opportunity for them to taste, switch, and become loyal, to our product; (ii) parents of young children wanting a healthy snack alternative and linking the need of healthy benefits and well being, value in the price, and volume and quality; (iii) organizations in need of fundraising programs; and (iv) companies in search for new product line under their brand to add to their revenue stream.

We believe that once the consumer tastes our product line, he or she will become a loyal consumer and will seek out our product because of the health benefits, value in price, quality of the product and the good taste of the product, thus becoming a returning and loyal consumer.

Market indicators over the past 5 years show that the natural and/or organic product market is expanding fast, and it is only a matter of time before it enters into mainstream retailing. Even though most supermarkets sell natural and/or organic products it is our belief that consumers cannot identify with just one brand when shopping for natural and/or organic. The offerings are confusing and because they are mixed in with regular products they often become line extensions of existing products. We believe that the consumer market is ready to identify with a brand dedicated to quality, reasonably priced, great tasting organic packaged products for both children and adults.

According to the Organic Trade Association, organic product sales have grown at about a 20% annual rate since 1990. Organic Trade Association (OTA) is a membership-based business association that concentrates on the organic business community in North America and is located in Greenfield, MA. A March 9, 2006 article published by “Reuters Food Summit” (an internet service of the Reuters Foundation), indicates major signs showing that the natural and/or organic foods are gathering speed and that mainstream acceptance is forcing big box stores, such as Wal-Mart Inc., to double its offering of organic products in its stores.

Further research shows consumers of various states, such as Washington and Oregon, for example, conscious of buying green and organic.  Recent market research by Mambo Sprouts Marketing released in 2008, explained that consumers in Washington and Oregon see buying ‘green’ as a priority. More than nine in ten consumers (92%) reported buying the same (54%) or more (38%) environmentally friendly products compared to six months ago.

Item 1A. Risk Factors

RISK FACTORS RELATING TO STAKOOL, INC. AND ITS BUSINESS

The securities offered hereby involve a high degree of risk, including risks associated with our need for further additional financing, the fact that we rely on key personnel, who may leave us, our ability to manage our growth, the fact that we may face intense competition for our services, the fact that we have not and do not plan to pay any cash dividends on our stock, that our Certificate of Incorporation and Bylaws provide for indemnification of our officers and Directors to the full extent allowed by Nevada State law, the fact that we have a limited operating history, the fact that our Board of Directors has authority to issue shares of Common Stock without shareholder approval, which shares may cause substantial dilution to our then existing shareholders, the fact that we do not currently have a market for our securities, the fact that we rely heavily on our ability to market our products, the effect that unfavorable publicity may have on our operations, and the potential volatility of our common stock when traded and the penny stock restrictions on our common stock.

The securities offered herein are highly speculative and should only be purchased by persons who can afford to lose their entire investment in us, and is suitable only for investors of substantial financial means.. You should carefully consider the following risk factors and other information in this Prospectus before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Forward Looking Statements: The statements contained in this Prospectus that are not historical fact are forward-looking statements which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We have made the forward-looking statements with management’s best estimates prepared in good faith.

Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this Prospectus.

These forward-looking statements are based on current expectations, and we will not update this information other than required by law. Therefore, the actual experience of Anthus Life Corp, and results achieved during the period covered by any particular projections and other forward-looking statements should not be regarded as a representation by Anthus Life Corp., or any other person, that we will realize these estimates and projections, and actual results may vary materially. We cannot assure you that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

The Company’s business is subject to the following Risk Factors (reference to “our,” “we,” “ALC,” and words of similar meaning in these Risk Factors refer to the Company):

THE COMPANY IS SUBJECT TO THE RISKS INHERENT IN THE CREATION OF A NEW BUSINESS.

The Company is subject to substantially all the risks inherent in the creation of a new business. As a result of its small size and capitalization and limited operating history, the Company is particularly susceptible to adverse effects of changing economic conditions and consumer tastes, competition, and other contingencies or events beyond the control of the Company. It may be more difficult for the Company to prepare for and respond to these types of risks and the risks described elsewhere in this Form 10 Registration Statement than for a company with an established business and operating cash flow. If the Company is not able to manage these risks successfully, the Company’s operations could be negatively impacted. Due to changing circumstances, the Company may be forced to change dramatically, or even terminate, its planned operations.

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF ANTHUS LIFE CORP FAILS TO IMPLEMENT ITS BUSINESS PLAN.

The company expects to face substantial risks, uncertainties, expenses, and difficulties because it is a development-stage company.  ALC was formed in Nevada on June 4th 2009.  The company has no demonstrable operations record of substance upon which you can evaluate the company’s business and prospects.  ALC prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  The company cannot guarantee that it will be successful in accomplishing its objectives.

As of the date of this prospectus the Company has had only limited start-up operations and has generated minimal revenues.  Considering these facts, independent auditors have reservation about the company’s ability to continue as a going concern in the independent auditors’ report to the financial statements filed with our Form 8-K.  In addition, the company’s lack of operating capital could negatively affect the value of its common shares and could result in the loss of your entire investment.

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our President, Peter Hellwig for our success.  His experience and input create the foundation for our business and he is responsible for the directorship and control over our activities.  Moving forward, should we lose the services of Mr. Hellwig, for any reason, we will incur costs associated with recruiting a replacement and delay in our operations.  If we are unable to replace Mr. Hellwig with another suitably trained individual, we may be forced to scale back or curtail our business plan.  As a result of this, your investment in us could be devalued.

WE HAVE NOT AND DO NOT ANTICIPATE PAYING ANY CASH DIVIDEND ON OUR COMMON STOCK AND BECAUSE OF THIS OUR SECURITIES COULD FACE DEVALUATION IN THE MARKET.

We have paid no cash dividends on our Common Stock to date and it is not anticipated that any cash dividends will be paid to holders of our Common Stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of our business operations, it is anticipated that any earnings will be retained to finance our business operations and future expansion.

CHANGES IN CONSUMER PREFERENCES AND DISCRETIONARY SPENDING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUE, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Shifts in consumer preferences away from our products, our inability to develop new products that appeal to consumers, or changes in our product mix that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

FLUCTUATIONS IN VARIOUS COMMODITY, PACKAGING AND SUPPLY COSTS, COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

The prices of the main ingredients in our offerings can be highly volatile.  Supplies and prices of the various products that we use to prepare our products can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. An increase in pricing of any major ingredients that we use in our products could have a significant adverse effect on our profitability In addition; higher diesel prices have, in some cases, resulted in the imposition of surcharges on the delivery of commodities to distributors. Additionally, higher diesel and gasoline prices may affect our supply costs and may affect our sales going forward. To help mitigate the risks of volatile commodity prices and to allow greater predictability in pricing, we hope to enter into fixed price or to-be-fixed priced purchase commitments. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more than would have been required absent such activities.  We do not presently have any multi-year pricing agreements (with fixed processing costs), and none with guaranteed volume commitments.

LITIGATION AND PUBLICITY CONCERNING PRODUCT QUALITY, HEALTH AND OTHER ISSUES, WHICH CAN RESULT IN LIABILITIES AND ALSO CAUSE CONSUMERS TO AVOID OUR PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

Beverage and food service businesses can be adversely affected by litigation and complaints from consumers or government authorities resulting from food and beverage quality, illness, injury or other health concerns or operating issues stemming from one retail location or a limited number of retail locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging consumers from buying our products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result.

BEVERAGE AND FOOD SAFETY CONCERNS AND INSTANCES OF FOOD-BORNE ILLNESSES COULD HARM OUR CONSUMERS, RESULT IN NEGATIVE PUBLICITY AND CAUSE THE TEMPORARY CLOSURE OF SOME CONSUMERS’ STORES AND, IN SOME CASES, COULD ADVERSELY AFFECT THE PRICE AND AVAILABILITY OF FRUITS, ANY OF WHICH COULD HARM OUR BRAND REPUTATION, RESULT IN A DECLINE IN SALES OR AN INCREASE IN COSTS.

We consider food and beverage safety a top priority and will dedicate substantial resources towards ensuring that consumers enjoy high-quality, safe and wholesome products. However, we cannot guarantee that controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, reliance on third-party suppliers and distributors increases the risk that food-borne illness incidents (such as E. coli, Hepatitis A, Salmonella or Listeria) could occur outside of our control and at multiple locations.

Instances of food-borne illnesses, whether real or perceived, and whether at our consumers’ stores or those of our competitors, could harm consumers and otherwise result in negative publicity about us or the products we serve, which could adversely affect sales. If there is an incident involving consumers’ C-stores and other approved channels serving contaminated products, consumers may be harmed, our sales may decrease and our brand name may be impaired. If consumers become ill from food-borne illnesses, we could be forced to temporarily suspend some operations. If we react to negative publicity by changing our products or other key aspects of the ALC experience, we may lose consumers who do not accept those changes, and may not be able to attract enough new consumers to produce the revenue needed to make our operations profitable. In addition, we may have different or additional competitors for our intended consumers as a result of making any such changes and may not be able to compete successfully against those competitors. Food safety concerns and instances of food-borne illnesses and injuries caused by food contamination have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause consumers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our costs may increase and our sales may decline. A decrease in consumer traffic as a result of these health concerns or negative publicity, or as a result of a change in our products or smoothie experience or a temporary suspension of any of our consumer operations, could materially harm our business.

THE FOOD SERVICE INDUSTRY HAS INHERENT OPERATIONAL RISKS THAT MAY NOT BE ADEQUATELY COVERED BY INSURANCE.

We can give no assurance that we will be adequately insured against all risks or that our insurers will pay a particular claim. Furthermore, in the future, we may not be able to obtain adequate insurance coverage at reasonable rates for our operations. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we may receive indemnity insurance coverage for tort liability. Our insurance policies may also contain deductibles, limitations and exclusions which, although we may believe are standard in the food service industry, may nevertheless increase our costs.

THE PLANNED INCREASE IN THE NUMBER OF STORES WHERE ARE OUR PRODUCTS WILL BE AVAILABLE MAY MAKE FUTURE RESULTS UNPREDICTABLE.

Our future results depend on various factors, including successful selection of new markets, market acceptance of the ALC experience, consumer recognition of the quality of our products and willingness to pay our prices (which reflect our often higher ingredient costs,) the quality and performance of our equipment and general economic conditions. In addition, as with the experience of other retail food and beverage concepts who have tried to expand nationally, we may find that the ALC concept has limited or no appeal to consumers in new markets or we may experience a decline in the popularity of the ALC experience. Newly opened stores may not succeed, future markets may not be successful and average store revenue may not meet expectations.

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD HARM OUR BUSINESS AND OPERATING RESULTS.

Our plans call for a significant increase in the number of consumers. Product supply, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures, and controls and to hire, train and retain management and staff. We may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure. We also place a lot of importance on our culture, which we believe will be an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD FALL BELOW THE EXPECTATIONS OF INVESTORS DUE TO VARIOUS FACTORS.

Our quarterly operating results may fluctuate significantly because of various factors, including:

1.
The impact of inclement weather, natural disasters and other calamities, such as earthquakes and/or hurricanes; i.e.  hurricanes Katrina and Rita in 2005, which could cause a delay in getting our products to our consumers;

2.	unseasonably cold or wet weather conditions could cause a delay in getting our products to our consumers;
3.	profitability of our operations where our products are sold, especially in new markets;
4.	changes in comparable store sales and consumer visits, including the introduction of new product items;
5.	variations in general economic conditions, including those relating to changes in diesel and gasoline prices;
6.	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at stores where our products are available;
7.	changes in consumer preferences and discretionary spending;
8.	increases in infrastructure costs; and
9.	fluctuation in supply prices.

Because of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Average consumers’ store revenue or comparable store revenue in any particular future period may decrease. In the future, our operating results may fall below the expectations of investors. In that event, the value of our Common Stock or other securities would likely decrease.

OUR CONSUMERS AND SUPPLIERS COULD TAKE ACTIONS THAT HARM OUR REPUTATION AND REDUCE OUR PROFITS.

Consumers and suppliers are separate entities and are not our employees. Further, we do not exercise control over the day-to-day operations of our consumers and suppliers. Any operational shortcomings of our consumers and suppliers are likely to be attributed to our system-wide operations and could adversely affect our reputation and have a direct negative impact on our profits.

OUR REVENUE IS SUBJECT TO VOLATILITY BASED ON WEATHER AND VARIES BY SEASON.

Seasonal factors could also cause our revenue to fluctuate from quarter to quarter. Our revenue may be lower during the winter months and the holiday season and during periods of inclement weather and higher during the spring, summer and fall months. Our revenue will likely also vary from quarter to quarter as a result of the number of trading days, that is, the number of days in a quarter when stores are open.

WE COULD FACE LIABILITY FROM OUR CONSUMERS, SUPPLIERS OR GOVERNMENT.

A consumer, supplier or government agency may bring legal action against us based on the consumer/ supplier relationships. Various state and federal laws govern our relationship with consumers and suppliers.   If we fail to comply with these laws, we could be liable for damages to consumers or suppliers and fines or other penalties. Expensive litigation with our consumers/suppliers or government agencies may adversely affect both our profits and our important relations with our consumer/suppliers.

WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS.

Developing our business may require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations and potentially, third-party financing. Third-party financing may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our credit facility. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth.

LITIGATION COULD ADVERSELY AFFECT US BY DISTRACTING MANAGEMENT, INCREASING OUR EXPENSES OR SUBJECTING US TO MATERIAL MONEY DAMAGES AND OTHER REMEDIES.

Our consumers could file complaints or lawsuits against us alleging that we are responsible for some illness or injury their consumers suffered at or after a visit to their stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results. The food and beverage services industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices.

WE MAY ALSO INCUR COSTS RESULTING FROM OTHER SECURITY RISKS WE MAY FACE IN CONNECTION WITH OUR ELECTRONIC PROCESSING AND TRANSMISSION OF CONFIDENTIAL CONSUMER INFORMATION.

We rely on commercially available software and other technologies to provide security for processing and transmission of consumer credit card data. Our systems could be compromised in the future, which could result in the misappropriation of consumer information or the disruption of systems. Either of those consequences could have a material adverse effect on our reputation and business or subject it to additional liabilities.

WE ARE EXPOSED TO INCREASED COSTS AND RISKS ASSOCIATED WITH COMPLIANCE WITH CHANGING LAWS, REGULATIONS AND STANDARDS IN GENERAL, AND SPECIFICALLY WITH INCREASED AND NEW REGULATION OF CORPORATE GOVERNANCE AND DISCLOSURE STANDARDS.

We expect to spend an increased amount of management time and external resources to comply with existing and changing laws, regulations and standards in general, and specifically relating to corporate governance. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management to annually review and evaluate all of our internal control systems, and file attestations of the effectiveness of these systems by our management and by our independent auditors. This process may require us to hire additional personnel and use outside advisory services and result in additional accounting and legal expenses. If in the future our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the value of our stock. If our independent auditors are unable to provide an unqualified attestation of management’s assessment of our internal control over financial reporting, or disclaim an ability to issue an attestation, it could result in a loss of investor confidence in our financial reports, adversely affect our stock value and our ability to access the capital markets or borrow money. Failure to comply with other existing and changing laws, regulations and standards could also adversely affect the Company.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THIS MAY IMPAIR OUR ABILITY TO RAISE CAPITAL TO FUND OUR BUSINESS PLAN.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.  We cannot assure you that this will not impair our ability to raise capital on attractive terms.  Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

We will compete with many well-established companies, food and beverage service, C-stores and other approved channels and otherwise, on the basis of taste, quality and price of product offered, consumer service, atmosphere, location and overall guest experience.  Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and profit margins.

ANTHUS LIFE CORP MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

The company has limited capital resources.  To date, the Company has funded its operations from limited funding and has not generated sufficient cash from operations to be profitable or to maintain sufficient inventory.  Unless the Company begins to generate sufficient revenues to finance operations as a going concern, the Company may experience liquidity and solvency problems.  Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available.

THE COST TO MEET OUR REPORTING AND OTHER REQUIREMENTS AS A PUBLIC COMPANY SUBECT TO THE EXCHANGE ACT OF 1934 WILL BE SUBSTANTIAL AND MAY RESULT IN US HAVING INSUFFICIENT FUNDS TO EXPAND OUR BUSINESS OR EVEN MEET ROUTINE BUSINESS OBLIGATIONS.

Subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements.  We estimate that these costs could range up to $50,000 per year in the next few years and will be higher if our business volume and activity increases.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND STOCKHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY.

The directors and management of publicly-traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do not carry directors’ and officers’ liability insurance.  Directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We may lose potential independent board members and management candidates to other companies that have greater directors’ and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks.  As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

WE MAY NOT ACHIEVE RESULTS SIMILAR TO THE FINANCIAL PROJECTIONS.

Projections and estimated financial results are based on estimates and assumptions that are inherently uncertain and, though considered reasonable by us, are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control.  Accordingly, there can be no assurance that the projected results will be realized or that actual results will not be significantly lower than projected.  Neither we nor any other person or entity assumes any responsibility for the accuracy or validity of the projections.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF ADDITIONAL SHARES OF OUR PREFERRED STOCK.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.   Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

We can make no assurance that there will be a public market for our common Stock in the future.  If there is a market for our Common Stock in the future, we anticipate that such market may be illiquid and might be subject to wide fluctuations in response to several factors, including, but not limited to the following factors:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenue;
(3)	our ability to anticipate and effectively adapt to a developing market;
(4)	our ability to attract, retain and motivate qualified personnel;
(5)	consumer satisfaction and loyalty;
(6)	increased competition; and
(7)	conditions and trends in the market for organic and natural products.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY SELLING SHAREHOLDERS MAY CAUSE A REDUCTION IN THE PRICE OF OUR STOCK AND PURCHASERS WHO ACQUIRE SHARES FROM THE SELLING SHAREHOLDERS MAY LOSE SOME OR ALL OF THEIR INVESTMENTS.

If a market for our shares develops, sales of a substantial number of shares of our Common Stock in the public market could cause a reduction in the price of our Common Stock.  If selling Shareholders resell a substantial portion of the issued and outstanding shares of our Common Stock it could have an adverse effect on the price of our Common Stock.  As a result of any such decreases in the price of our Common Stock, purchasers who acquire shares from Selling Shareholders may lose some or all of their investment.

OUR EXISTING SHAREHOLDERS WILL EXPERIENCE DILUTION.

We will need to raise additional funds, and these funds may not be available on favorable terms, or at all.  Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders will experience dilution, and the new equity or debt securities may have rights, preference, and privileges senior to those of our existing shareholders.  If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated consumer requirements.

There is no assurance that we will be profitable, and we may not be able to successfully develop, manage or market our products and services.  We may not be able to attract or retain qualified executives and technological personnel and our products and services may become obsolete.  Government regulation may hinder our business.  Additional dilution in outstanding stock ownership will be incurred due to the issuance of more shares, stock options, or the exercise of stock options, and other risks inherent in our business.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our Common Stock is listed on the OTC Bulletin Board, and is subject to the requirements of Rule 15(g)9, promulgated under the Securities and Exchange Act as long as the price of our Common Stock is below $4.00 per share.  Under such rule, broker-dealers who recommend low-priced securities to persons other than established consumers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share.  The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it.  Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

THE MARKET FOR PENNY STOCKS HAS SUFFERED IN RECENT YEARS FROM PATTERNS OF FRAUD AND ABUSE.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

The sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.  In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

NEED FOR ANY GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS.

Companies have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws.  Proceedings of this nature, if successful, could result in our payment of substantial damages.

Our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of employees or consumers.  In recent years, a number of companies, including juice companies, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law.  A number of these lawsuits have resulted in the payment of substantial awards by the defendants.  Although we are not currently a party to any material class action lawsuits, we could incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating the business and decrease the cash available for other uses.

GOVERNMENT AND INDUSTRY REGULATION.

We are subject to various federal, state and local regulations.  Our products are subject to state and local regulation by health, sanitation, food and workplace safety and other agencies.  We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new products which could delay planned execution of our business plan.  We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.  We may in the future have to modify office and warehouse space, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons.  The expenses associated with these modifications could be material.  Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters.  In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations.  In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry.  As a result, we may in the future become subject to initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our products, which could increase our expenses.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.   Properties

On September 29, 2010, the Company signed a lease for office space in Jacksonville, Florida. The lease commenced on November 1, 2010 and is for a term of three years and one month. The monthly rent is $1,073.33 with annual increases. The lease required a security deposit of $1,700.

	December 31, 2011	December 31, 2010
Furniture and fixtures	$1,192	$685
Office equipment	649	649
Total property and equipment	1,841	1,334
Less: Accumulated depreciation	(530)	(72)
Property and equipment, net	$1,311	$1,262

Item 3.  Legal Proceedings

In the ordinary course of business, the Company may become involved in legal proceedings from time to time.  There are no material pending lending proceedings of which the Company is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

None.
PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was initially quoted on OTCBB under the symbol STKO. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the OTCQB.

Fiscal Year 2011 Quarters Ended:	High	Low
March 31, 2011	$0.02	0.02
June 30, 2011	0.02	0.02
September 30, 2011	0.02	0.02
December 31, 2011	0.03	0.02

Fiscal Year 2010 Quarters Ended:	High	Low
March 31, 2010	$0.01	$0.006
June 30, 2010	0.75	0.01
September 30, 2010	0.17	0.15
December 31, 2010	0.15	0.10

Holders of Record

As of April 15, 2012, there were approximately 270 stockholders of record of our common stock, and the closing price of our common stock was $0.007 per share as reported by OTCQB.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date hereof, we have not adopted an equity compensation plan and have not granted any stock options.

Item 6.   Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Result of Operations

INTRODUCTION

Management’s discussion and analysis of financial conditions and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.  Our discussion is organized as follows:

Overview. This section provides a general description of our business, as well as recent significant transaction or events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

Results of Operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal years 2010 and 2011.

Financial Condition and Liquidity and Capital Resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2011.

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

The strategy is to have ANTHUS LIFE’s brand name strongly associated on all their distributed products and to focus on finding and developing the best USDA certified natural and/or organic food product options for North America. In fact, during 2012, ANTHUS LIFE will introduce additional USDA Certified Organic health bars.  Also, for 2012, ANTHUS LIFE’s R&D team is diligently working to develop additional product line extensions to include several products for the natural and organic food market as well as for the health and wellness market.

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

Operating expenses for the twelve months ended December 31, 2011 and December 31, 2010 are as follows:

OPERATING EXPENSES	2011	2010
Professional fees	37,152	4,162
Consulting fees	123,800	112,747
Consulting – stock-based compensation	1,013,937	0
Advertising and promotion	19,044	17,759
Payroll expense	36,336	0
Depreciation	458	72
Auto expense	5,457	2,110
Insurance	2,051	2,966
Meals and entertainment	8,914	5,406
Postage and delivery	2,810	2,787
Rent	16,475	4,101
Telephone, internet and utilities	11,103	7,505
Travel	9,498	6,747
Bank charges	1,523	1,337
Printing and reproduction	749	2,906
Investor and public relations	1,263	4,225
Graphic design	3,720	1,521
Office supplies	9,678	9,012
General and administrative expenses	6,263	5,481
TOTAL OPERATING EXPENSES	1,310,231	190,844

Stakool, Inc. and Anthus Life Corp’s pro forma financial statements were presented as an exhibit to a Form 8-K/A filed on November 9, 2011.

Financial Condition and Liquidity & Capital Resources

Cash on hand at December 31, 2011, was $15,560 compared to $87,431at January 1, 2011. During 2011, we used $308,855 in operations, partially offset by net financing activity of $184,700, as well as using up the cash on hand at January 1, 2011.

We believe we can meet our liquidity and capital requirements in 2012 from a variety of sources.  These include our present capital resources, internally generated cash, and future equity financing activities in the fiscal year 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any assets or liability requiring disclosure under this item.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011.

Based on the review described above, our Chief Executive Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Our Management is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision of the President and Chief Executive Officer and the Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management evaluated the design and operation of our internal control over financial reporting as of December 31, 2011, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of December 31, 2011, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 9B.     Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  These Section 16 reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16 forms they file.

Item 11.                      Executive Summary and Compensation

Information Regarding the Directors of Stakool, Inc.

Our bylaws provide that our board of directors shall consist of at least one member and will be determined by resolution of our board of directors.  The number of members of our board of directors is currently three.

The following table lists our directors and provides their respective ages and titles as of December 31, 2011.

Name	Age	Position
Peter Hellwig	45	Director, President/CEO
Kenji Katayama	55	Secretary/Director
Christian Breda	29	Director

Executive Summaries

EXECUTIVE SUMMARY OF PETER HELLWIG

Mr. Hellwig received his Bachelor of Science degree in Industrial Management from the University of Massachusetts in 1989.  Mr. Hellwig also brings 20 plus years of specialized experience to ANTHUS LIFE.  Primarily, Mr. Hellwig has significant experience in the organic, natural and environmentally conforming products segments of various markets.  Some of these market segments include specialty retail, big-box retail, hospitality, food services and the marine markets to name a few.  Mr. Hellwig possesses extensive experience in these specific markets spanning a broad spectrum of products ranging from hard goods to specialty chemicals.  In addition, Mr. Hellwig has successfully developed distribution throughout these markets through all aspects of the supply chain to include wholesale, distribution, retail/consumer, managing manufacturer’s reps as well as private label consumer activity.

Mr. Hellwig has held senior management positions such as the Division General Manager and Vice President and Director of Business Development of several specialty chemicals manufacturers and the Director of Sales & Marketing of a leading Marine Hardware manufacturer.  In addition, Mr. Hellwig has held senior positions at a leading corporate development consulting firm, and was the founder and co-owner of a corporate development and strategic planning consulting firm.  This consulting expertise resulted in an extensive background in providing business development, M&A, strategic planning, competitive intelligence and corporate/market development support on a consultancy basis to in excess of 300+ clients in a wide array of industries (to include retail, specialty chemicals, aerospace, high-technology, e-commerce portals, dot.com, among others) to provide product launch, mergers and acquisition support, strategic planning, assistance impacting in excess of 250 products/services.

EXECUTIVE SUMMARY OF KENJI KATAYAMA

Mr. Katayama has over 30 years of experience in the food service industry with world class hotel chains and exclusive organizations.   Mr. Katayama was educated at Centennial College in Toronto, in Hotel and Restaurant Management.

In 1979, he was hired by CP Hotels at Banff Springs, where he spent over 10 years.  His career has taken him to Bermuda, Vancouver, Osaka, Kyoto, and in Tokyo he was appointed general manager of a prestigious press club, Foreign Correspondents’ Club of Japan.  There, he managed the entire operation for four years with a staff of 68, and took the organization to new heights in terms of improved services for its members and profitability for the Club.  During his tenure, he was also tasked with the responsibility of overseeing the renovation of the facility and completed it within budget.

In addition to the management positions he has held, Mr. Katayama played pivotal roles in high profile large scale functions, such as the Gala Banquet for 1988 Calgary Winter Olympics, and the 1995 APEC Osaka Summit.

Mr. Katayama’s global experience and knowledge in food service and business management brings an important dimension to the development of the business of Anthus Life Corp.

EXECUTIVE SUMMARY OF CHRISTIAN BREDA

Mr. Breda studied Graphic Design for at the St. James Campus School of Design, George Brown College in Toronto. Upon graduation, Mr. Breda was certified in Adobe Systems, and established his own unique studio - CMB Design Inc. In taking on the role of Creative Director, we became instrumental in the development of creative and design materials for the company’s clientele. His services in graphic design, creative & art direction, print production and website development became instrumental in the deployment of the strategic direction and branding of the company’s clientele. Through the years his studio has built a long list of very large, well-known and reputable clients from around the world that consistently continue to do business with CMB Design Inc. Mr. Breda’s over 10 years experience in this industry and as a Registered Graphic Designer and brings a significant degree of vertically integrated capabilities to Anthus Life’s in its quest to develop a significant degree of brand equity, consumer awareness and consumer-oriented brands.

EXECUTIVE SUMMARY OF DARIN O’CALLAGHAN ADVISORY BOARD MEMBER

Mr. O’Callaghan is the founder of The Nutri Wave Group (NWG). NWG is a brand management & master brokerage firm that facilitates the entry of premium brands/products into multiple distribution channels in North America.  NWG acts as an intermediary between select manufacturers in the alternative health, OTC and personal care industry and an established network of retailers (Independent Health, Mass, Pharmacy and Convenience), distributors and market specialists.  The company was established out of a growing demand for professional market management linked with master brokerage services in the natural products industry.

At present NWG has a diverse portfolio of select brands/products under management in various channels such as Independent Health, Mass Market and Convenience stores across Canada and parts of the US.  The company is centrally located in Toronto, Ontario, Canada.

Mr. O’Callaghan is recognized for his success in managing some of the top brands in the Canadian market. He has over 12 years of experience in the natural health products industry and has a strong reputation for building solid business partnerships.  His contacts and expertise span a spectrum of key market areas of interest to Anthus Life Corp. including Key Retailers (Independent Health, Mass and Grocery), Regulatory Consultants, Media relationships, Distributors and Brokers.

EXECUTIVE SUMMARY OF DAVID ERNST – ADVISORY BOARD MEMBER

Mr. Ernst sits on the boards of emarketoolz.com, Pulse Innovations and BrushPoint as a director.  He also serves on the Advisory Board of GO Lighting Technologies. He works as a volunteer with the Halton Business Development Corp and is President of the Optimist Club of Burlington.

Mr. Ernst’s management experience includes Area Manager responsible for DOW Chemical Canada and Director of Advertising and Customer Service for Freure Homes. He has strong packaged goods, phyto pharmaceutical and health food experience and provides strategic direction to a number of businesses operating throughout North America.

Presently, Mr. Ernst is the President of a flourishing advertising agency in Oakville called MCAN Communications.  MCAN is part of the marketing communication agency network, a Corp of 16 independent agencies located throughout North America.

Mr. Ernst has a BA from Wilfrid Laurier and an Executive Diploma in Marketing from The University of Western Ontario.

Executive Compensation.

Any compensation received by our officers and directors will be evaluated and determined from time to time. At this time, salaries are being paid as outlined in the table set forth below:

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Earnings Compensation ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Peter Hellwig, President	11	$33,400	0	0	0	0	0	0	$33,400

Compensation of Directors

Any Director who also becomes our employee will receive no extra compensation for their service on our Board of Directors. Directors may be compensated for out-of-pocket expenses associated with attending Board of Directors’ meetings.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management andRelated Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2012 by:

•	Each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and
•	Each of our directors and named executive officers;

NAME	TOTAL SHARES OWNED	PERCENTAGE
Peter Hellwig, President/Director	3,000,000	3.4%
Kenji Katayama, Secretary/Director	3,000,000	3.4%
Christian Breda, Director	3,000,000	3.4%

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Certain consultants used by the Company may be paid in stock in lieu of cash, or in combination of stock and cash. The following consultants have been compensated with stock for services rendered: Sharon D. Mitchell (500,000 shares - legal services), Evergreen Marketing (200,000 shares – marketing services), Andrew Hacket (100,000 shares – business development), SmallCapVoice.com (100,000 shares – public relations), Taylor Capital, Inc. (100,000 shares – public relations), Aquiline Group (500,000 shares – marketing services), Braedon Storm Enterprises (200,000 shares – marketing services), Oceanic Consulting (500,000 shares – marketing services), April Westover (50,000 shares – business development), Cape MacKinnon, Inc. (100,000 shares – investor relations), H Norman Olshansky (1,000,000 shares – business development).

We did not utilize promoters with regard to raising money through our private placement memorandum. Each investor was contacted directly by Peter Hellwig.  Each investor was either a friend, family or a close business associate of the aforementioned.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by for services provided during our 2010 and 2011 fiscal years.

	2011	2010
Audit Fees	$8,000	$3,500
Audit Related Fees	$0	$0
Tax Fees	$1,200	$0

Total	$9,200	$3,500

Audit Fees. The fees identified under this caption were for professional services rendered by Silberstein Ungar, PLLC for fiscal years 2010 and 2011 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees. The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.” Audit-related fees consisted primarily of fees paid for Securities and Exchange Commission reporting matters and consents related to our uniform franchise offering circulars.

Tax Fees.Tax fees consist principally of assistance related to tax compliance and reporting.

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2010 and 2011 were pre-approved by Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules

Financial Statements and Schedules.

The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1, and is accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKOOL, INC.

Dated:  April 24, 2012
/s/ Peter Hellwig
By:  Peter Hellwig
Principal Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on dates indicated.

/s/ Peter Hellwig
Peter Hellwig
Principal Executive Officer

April 24, 2012

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.2	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

STAKOOL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

STAKOOL, INC.

TABLE OF CONTENTS

DECEMBER 31, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Stakool, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Stakool, Inc., as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stakool, Inc., as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Stakool, Inc. will continue as a going concern.  As discussed in Note 15 to the financial statements, the Company has limited working capital, has received limited revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 15. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 17, 2012

STAKOOL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and equivalents	$15,560	$87,431
Accounts receivable, net	3,211	0
Prepaid expenses	334,263	5,966
Inventories	21,925	24,706
Note receivable	0	35,000
Total Current Assets	374,959	153,103

Property and equipment, net	1,311	1,262

Other Assets
Deposit	1,700	1,700

TOTAL ASSETS	$377,970	$156,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$14,710	$4,864
Accrued interest	10,299	3,199
Due for acquisition	220,000	0
Due to director	0	100
Note payable	35,000	35,000
Convertible notes payable	10,000	0
Note payable – related party	6,000	0
Total Liabilities	296,009	43,163

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding (2010 – 0)	10,000	0
Common stock, $.001 par value, 175,000,000 shares authorized,43,311,767 (2010 – 3,784,500)	43,312	3,785
Additional paid-in capital	1,556,450	368,815
Treasury stock	56,638	0
Deficit accumulated during the development stage	(1,584,439)	(259,698)
Total Stockholders’ Equity	81,961	112,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$377,970	$156,065

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year ended December 31, 2011	Year ended December 31, 2010

REVENUES	$16,710	$4,813
COST OF GOODS SOLD	24,120	5,526
GROSS MARGIN	(7,410)	(713)

OPERATING EXPENSES
Professional fees	37,152	4,162
Consulting fees	123,800	112,747
Consulting – stock-based compensation	1,013,937	0
Advertising and promotion	19,044	17,759
Payroll expense	36,336	0
Depreciation	458	72
Auto expense	5,457	2,110
Insurance	2,051	2,966
Meals and entertainment	8,914	5,406
Postage and delivery	2,810	2,787
Rent	16,475	4,101
Telephone, internet and utilities	11,103	7,505
Travel	9,498	6,747
Bank charges	1,523	1,337
Printing and reproduction	749	2,906
Investor and public relations	1,263	4,225
Graphic design	3,720	1,521
Office supplies	9,678	9,012
General and administrative expenses	6,263	5,481
TOTAL OPERATING EXPENSES	1,310,231	190,844

LOSS FROM OPERATIONS	(1,317,641)	(191,557)

OTHER EXPENSES
Interest expense	7,100	2,100

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,324,741)	(193,657)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(1,324,741)	$(193,657)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.08)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	17,172,526	1,962,108

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2011

	Common Stock		Preferred Stock		Additional Paid	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Stock	Deficit	Equity

Inception, June 4, 2009	0	$0	0	$0	$0	$0	$0	$0

Shares issued for cash at $0.10 per share	788,000	788	-	-	78,012	-	-	78,800

Net loss for the period ended December 31, 2009	-	-	-	-	-	-	(66,041)	(66,041)

Balance, December 31, 2009	788,000	788	0	0	78,012	0	(66,041)	12,759

Shares issued for cash at $0.10 per share	2,996,500	2,997	-	-	296,653	-	-	299,650

Equity issuance costs	-	-	-	-	(5,850)	-	-	(5,850)

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(193,657)	(193,657)

Balance, December 31, 2010	3,784,500	3,785	0	0	368,815	0	(259,698)	112,902

Shares issued for cash at $0.10 per share	3,290,000	3,289	-	-	325,711	-	-	329,000

Equity issuance costs	-	-	-	-	(30,200)	-	-	(30,200)

Effects of reverse merger	79,425,737	79,426	10,000,000	10,000	(439,426)	-	-	(350,000)

Stock returned to treasury	(56,638,470)	(56,638)	-	-	-	56,638	-	0

Stock issued for services at $0.10 per share	4,450,000	4,450	-	-	440,550	-	-	445,000

Stock issued to board members for services at $0.10 per share	9,000,000	9,000	-	-	891,000	-	-	900,000

Net loss for the year ended December 31, 2011	-	-			-		(1,324,741)	(1,314,741)

Balance, December 31, 2011	43,311,767	$43,312	10,000,000	$10,000	$1,556,450	$56,638	$(1,584,439)	$81,961

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year ended December 31, 2011	Year ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(1,324,741)	$(193,657)
Change in non-cash working capital items:
Depreciation	458	72
Stock-based compensation	1,013,937	0
Changes in assets and liabilities:
(Increase) in accounts receivable	(3,211)	0
Decrease in prepaid expenses	2,766	10,034
Decrease in inventories	2,781	9,323
Increase (decrease) in accrued expenses	9,846	(1,750)
Increase (decrease) in accrued expenses – related party	0	(500)
Increase in accrued interest	7,100	2,100
Net Cash Flows Used by Operating Activities	(291,064)	(174,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(507)	(1,334)
Issuance of note receivable – related party	0	(35,000)
Payments received on note receivable – related party	35,000	0
Security deposit	0	(1,700)
Net Cash Provided by (Used in) Investing Activities	34,493	(38,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to director	0	100
Payments to due to director	(100)	0
Proceeds from convertible notes payable	10,000	0
Proceeds from note payable – related party	6,000	0
Payments for due for acquisition	(130,000)	0
Proceeds from issuance of common stock	329,000	299,650
Equity issuance costs	(30,200)	(5,850)
Net Cash Provided by Financing Activities	184,700	293,900

NET INCREASE (DECREASE) IN CASH	(71,871)	81,488

Cash, beginning of period	87,431	5,943
Cash, end of period	$15,560	$87,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable recorded in connection with acquisition/merger	$350,000	$0
Prepaid expense recorded from stock issued for services	$331,063	$0

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Principles of Consolidation
The consolidated financial statements include the financial statements of the Stakool, Inc. and its wholly-owned subsidiary Anthus Life Corp. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Cash and Cash Equivalents
Stakool considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company had $15,560 and $87,431 of cash, respectively.

Inventories
Inventories consist of natural and organic food products, wrappers and boxes, and are stated at the lower of cost or market. Cost is determined on the average cost method. Inventories are reviewed and reconciled periodically.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, inventories, accrued expenses, accrued interest, due for acquisition, note payable, and note payable – related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable
The Company's receivables consist of billings to customers for products invoiced and shipped. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for bad debts is determined based on management's estimate of uncollectible receivables. The allowance for doubtful accounts on receivables was $0 as of December 31, 2011. Bad debt expense related to customer receivables for the year ended December 31, 2011 was $0.

Property and Equipment
The capital assets are being depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Concentration of Credit Risks
The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  The Company issued 4,450,000 shares of common stock to consultants for services during the year ended December 31, 2011. The Company also issued 9,000,000 shares of common stock to three board members for services rendered during the year ended December 31, 2011. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements
Stakool does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – INVENTORIES

Inventories consist of packaging and supplies used in the production of the company’s product. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

Inventories consisted of the following at December 31, 2011 and 2010:

	2011	2010
Finished goods	$2,375	$2,709
Packaging and supplies	19,550	21,997
Total Inventories	$21,925	$24,706

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $334,263 consisted of $3,200 paid to a consultant who is also a shareholder and director for January 2012 services and $331,063 of prepaid consulting for common stock issued for services to several consultants. The terms of the consulting agreements range from 1 month to 12 months, with the amount expensed over the respective terms of the agreements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years.

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Furniture and fixtures	$1,192	$685
Office equipment	649	649
Total property and equipment	1,841	1,334
Less: Accumulated depreciation	(530)	(72)
Property and equipment, net	$1,311	$1,262

NOTE 5 – NOTE RECEIVABLE

The Company loaned a related party $35,000 during the year ended December 31, 2010. The amount was unsecured, non-interest bearing and due on demand. The loaned was repaid during the year ended December 31, 2011.

NOTE 6 – DUE TO DIRECTOR

During the year ended December 31, 2010, the director of the Company deposited $100 into the company bank account to maintain a minimum balance. The amount was due on demand, non-interest bearing and unsecured. The loan was repaid during the year ended December 31, 2011.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – NOTE PAYABLE

The Company issued a promissory note for $35,000 during the period ended December 31, 2009. The note bears 6% interest, is unsecured and due on demand. Interest expense was $2,100 and $2,100 for the years ended December 31, 2011 and 2010, respectively. Total accrued interest on this loan was $5,299 as of December 31, 2011. The note and all accrued interest was converted to shares of common stock during the first quarter of 2012.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company issued two notes payable in the amount of $5,000 each in February 2011.  The notes are unsecured, non-interest bearing and due on demand. The notes can be converted to common stock at the note holders’ discretion at $0.001 per share. The notes totaled $10,000 as of December 31, 2011. The notes were converted in full to 10,000,000 shares of common stock during the first quarter of 2012.

NOTE 9 – NOTE PAYABLE – RELATED PARTY

The Company borrowed $6,000 from a related party in December 2011. The loan is unsecured, non-interest bearing and due on demand. The balance of this loan was $6,000 as of December 31, 2011.

NOTE 10 – DUE FOR ACQUISTION

On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus where Anthus acquired all the shares of Stakool.

The Company recorded a liability in association with the agreement of purchase and sale in the amount of $350,000. The terms of the agreement required a $100,000 payment at closing with additional payments due over the next six months. The Company paid $30,000 of the remaining $250,000 during the year ended December 31, 2011. The payment terms were amended and now require monthly payments between $15,000 and $30,000 from February 2012 through October 2012. As part of the amended terms, an additional $5,000 was added to the balance as interest. The balance for the amount due for acquisition was $220,000 as of December 31, 2011. An additional $5,000 of interest is also due at December 31, 2011.

NOTE 11 – COMMON STOCK

Stakool has 175,000,000 shares of par value $0.001 common stock authorized. The Company also has 10,000,000 shares of par value $0.001 preferred stock authorized.

During the year ended December 31, 2011, the Company issued 3,290,000 shares of common stock at $0.10 per share for total cash proceeds of $329,000. Equity issuance costs of $30,200 were recorded related to the sale of the stock.

On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus where Anthus acquired all the shares of Stakool. In connection with the agreement 10,000,000 shares of preferred stock were recorded along with 79,425,737 shares of common stock.  Also in connection with the agreement, 56,638,470 shares of common stock were returned to treasury.  An additional 22,750,000 shares of common stock and 10,000,000 shares of preferred stock are expected to be returned to treasury per the terms of the agreement during the year ended December 31, 2012.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 11 – COMMON STOCK (CONTINUED)

The Company issued 4,450,000 shares of common stock valued at $0.10 per share to consultants for services during the year ended December 31, 2011. The stock was valued at $445,000, with $331,063 recorded as prepaid expenses at December 31, 2011. See Note 3. The Company also issued 9,000,000 shares of common stock at $0.10 per share valued at $900,000 to three board members for services rendered during the year ended December 31, 2011.

The Company had 43,311,767 shares of common stock and 10,000,000 shares of preferred stock outstanding as of December 31, 2011.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company signed an agreement with a related party on August 1, 2009 for consulting services.  The agreement runs for a term of five years with monthly payments of $3,500.  The minimum annual payments over the life of the contract are as follows:

Year ended December 31, 2012	$42,000
2013	42,000
2014	24,500
Total of payments	$108,500

On September 29, 2010, the Company signed a lease for office space in Jacksonville, Florida. The lease commenced on November 1, 2010 and is for a term of three years and one month. The monthly rent is $1,073.33 with annual increases. The lease required a security deposit of $1,700. Total rent expense was $16,475 and $4,101 which included common area maintenance during the year ended December 31, 2011 and 2010, respectively.

Year ended December 31, 2012	$13,257
2013	11,277
Total of payments	$24,534

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company borrowed $6,000 from a related party in December 2011. The loan is unsecured, non-interest bearing and due on demand. The balance of this loan was $6,000 as of December 31, 2011.

The Company recorded consulting expense paid to a director of $65,600 and $70,450 for consulting services during the years ended December 31, 2011 and 2010. Prepaid expenses included $3,200 and $4,500 paid to the director during the years ended December 31, 2011 and 2010, respectively for services provided during January 2012 and 2011, respectively.

The Company entered into a consulting agreement with a related party during the period ended December 31, 2009.  The contract requires monthly payments of $3,500 that began in August 2009 for a period of five years. On occasion, additional expenses are incurred beyond the services provided for in the agreement. The Company recorded consulting expense of $50,900 and $37,500 to the consultant during the year ended December 31, 2011 and 2010, respectively.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 14 – BUSINESS COMBINATION

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

The Company recorded a liability in association with the agreement of purchase and sale in the amount of $350,000. The terms of the agreement required a $100,000 payment at closing with additional payments due over the next six months. The Company paid $30,000 of the remaining $250,000 during the year ended December 31, 2011. The payment terms were amended and now require monthly payments between $15,000 and $30,000 from February 2012 through October 2012. As part of the amended terms, an additional $5,000 was added to the balance as interest. The balance for the amount due for acquisition was $220,000 as of December 31, 2011. An additional $5,000 of interest is also due at December 31, 2011.

NOTE 15 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of December 31, 2011.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 16 – INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $1,584,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 16 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the years ended December 31, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$450,412	$65,843
Less: valuation allowance	(450,412)	(65,843)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2011 and 2010:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$538,709	$88,297
Less: valuation allowance	(538,709)	(88,297)
Net deferred tax asset	$0	$0

NOTE 17 – SUBSEQUENT EVENTS

On January 16, 2012, the Company issued a convertible promissory note to a shareholder for proceeds of $50,000. The note bears 10% interest and is secured by common stock of the Company. The loan matures on January 16, 2013. Beginning 30 days before the maturity date of January 16, 2013, the note and any accrued interest is convertible into shares of the Company’s common stock at $0.05 per share. Additionally, the Company issued 100,000 shares of common stock in connection with the note. The value of the shares of common stock will be recorded as additional interest amortized over the life of the loan.

During the first quarter of 2012, the Company retired 35,878,570 shares of common stock held in treasury at December 31, 2011.

In February 2012, the Company issued 4,300,000 shares of common stock for services rendered.

The Company also converted their note payable, in the amount of $35,000, to 8,172,000 shares of common stock during the first quarter of 2012.

The Company issued two notes payable in the amount of $5,000 each in February 2011.  The notes are unsecured, non-interest bearing and due on demand. The notes can be converted to common stock at the note holders’ discretion at $0.001 per share. The notes totaled $10,000 as of December 31, 2011. The notes were converted in full to 10,000,000 shares of common stock during the first quarter of 2012.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements other than the events discussed above.