Form 10-Q
period 2012-03-31
STAKOOL, INC.
filed 2012-05-29
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

 As of March 31, 2012, the Company had 87,549,167 shares of common stock issued and outstanding.  As of the date of this filing, the Company had 97,264,167 shares of common stock issued and outstanding.

FORM 10-Q – STAKOOL, INC.

ITEM 1. FINANCIAL STATEMENTS

STAKOOL, INC.

FINANCIAL STATEMENTS

MARCH 31, 2012

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	F-2

Consolidated Statements of Operations for the Three and Twelve Months Ended March 31, 2012 (Unaudited) and March 31, 2011 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity as of March 31, 2012 (Unaudited)	F-4 – F-5

Consolidated Statements of Cash Flows for the Three and Twelve Months Ended March 31, 2012 (Unaudited) and March 31, 2011 (Unaudited)	F - 6

Notes to Consolidated Financial Statements	F-7 – F-13

STAKOOL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets
Cash and equivalents	$15,016	$15,560
Accounts receivable, net	5,850	3,211
Inventories	22,336	21,925
Total Current Assets	43,203	374,959

Property and equipment, net	1,211	1,311

Other Assets
Deposit	1,700	1,700

TOTAL ASSETS	$46,113	$377,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$28,217	$14,710
Accrued interest	5,833	10,299
Due for acquisition	205,000	220,000
Note Payable	50,000	0
Note payable	35,800	35,000
Convertible notes payable	0	10,000
Note payable – related party	6,000	6,000
Total Liabilities	330,850	296,009

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, $.001 par value, 4,000,000,000 shares authorized, ending 3/31/12 67,833,767 (2011 – 43,311,767)	58,834	43,312
Additional paid-in capital	2,057,666	1,556,450
Treasury stock	20,759	56,638
Deficit accumulated during the development stage	(2,431,996)	(1,584,439)
Total Stockholders’ Equity	(284,737)	81,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	46,113	$377,970

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2012 AND 2011

	Period ended March 31
	2012	2011

REVENUES	$8,202		$8,620
COST OF GOODS SOLD	2,936		5,714
GROSS MARGIN	5,267		2,906

OPERATING EXPENSES
Professional fees	28,966		2,700
Consulting fees	27,800		45,900
Consulting – stock-based compensation	761,063		0
Advertising and promotion	9,262		130
Payroll expense	159		0
Depreciation	100		0
Auto expense	2,990		533
Insurance	625		399
Meals and entertainment	2,740		1,158
Postage and delivery	1,383		465
Rent	5,980		5,865
Telephone, internet and utilities	2,756		2,308
Travel	2,652		823
Bank charges	311		399
Printing and reproduction	525		285
Investor and public relations	1,970		694
Graphic design	309		249
Office supplies	697		2,391
General and administrative expenses	1,142		1,641
TOTAL OPERATING EXPENSES	851,430		65,940

LOSS FROM OPERATIONS	(846,163)		(63,034)

OTHER EXPENSES
Interest expense	1,394		0

LOSS BEFORE PROVISION FOR INCOME TAXES	(847,557)		(63,034)

PROVISION FOR INCOME TAXES	0		0

NET LOSS	$(847,557)	$	(63,034)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.04)		$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	19,543,374		1,985,699

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2012

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

STAKOOL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2012

	Common Stock		Preferred Stock		Additional Paid	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Stock	Deficit	Equity

Balance, December 31, 2011	43,311,767	$43,312	10,000,000	$10,000	$1,556,450	$56,638	(1,584,439)	$81,961

Shares issued at $0.10 per share for services rendered (categorized as stock based compensation	1,650,000	1,650	-	-	163,350	-	-	165,000

Stock issued at $0.10 per share – per acquisition agreement (categorized as stock based compensation)	2,650,000	2,650	-	-	262,350	-	-	265,000

Stock issued to various Anthus Life investors	1,950,000	1,950	-	-	23,928	-	-	25,878

Stock issued on converted note	10,000,000	1,000	-	-	9,000	-	-	10,000

Stock issued on converted note	8,172,000	8,172	-	-	32,688	-	-	40,860

Stock issued against note payable	100,000	100	-	-	9,900	-	-	10,000

Cancellation of previously issued stock	-	-	-	-	-	(35,878,570)	(35,879)	(35,879)

Net loss for the period ended March 31, 2011	-	-	-	-	-	-	(847,557)	(847,557)

Balance, March 31, 2012	67,833,767	$58,834	10,000,000	$10,000	$2,431,996	$20,759	$(2,431,966)	$(284,737)

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2012 AND 2011

	Period ended March 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(847,557)	$(63,035)
Change in non-cash working capital items:
Depreciation	100
Stock-based compensation	761,063	0
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,638)	0
Decrease in prepaid expenses	3,200	1,466
(Increase) Decrease in inventories	(412)	0
Increase (decrease) in accrued expenses	13,507	(4,863)
Increase (decrease) in accrued interest	5,860	0
Increase (decrease) in accrued expenses – related party	0	0
Increase (decrease) in accrued interest	(4,466)	0
Net Cash Flows Used by Operating Activities	(71,343)	(66,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	(507)
Issuance of note receivable – related party	0	0
Payments received on note receivable – related party	0	0
Security deposit	0	0
Net Cash Provided by (Used in) Investing Activities	0	(507)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to director	0	0
Payments to due to director	0	0
Proceeds from convertible notes payable	0	0
Proceeds from note payable – related party	35,800	0
Proceeds from note payable	50,000	0
Payments for due for acquisition	(15,000)	0
Proceeds from issuance of common stock	0	133,000
Equity issuance costs	0	0
Net Cash Provided by Financing Activities	70,800	133,000

NET INCREASE (DECREASE) IN CASH	(543)	66,061

Cash, beginning of period	15,560	87,431
Cash, end of period	15,017	$153,492

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	0	$0
Income taxes paid	0	$0

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Stakool, Inc. f/k/a Mod Hospitality, Inc. (“the Company” or “Stakool”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada. On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus Life Corp. (“Anthus”) where Anthus acquired 74,834,313 of the issued and outstanding shares of Stakool. Anthus operates as a wholly owned subsidiary of Stakool.

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

Cash and Cash Equivalents
Stakool considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2012 and 2011, the Company had $15,016 and $153,492 of cash, respectively.

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
MARCH 31, 2012

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

Accounts Receivable
The Company's receivables consist of billings to customers for products invoiced and shipped. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for bad debts is determined based on management's estimate of uncollectible receivables. The allowance for doubtful accounts on receivables was $0 as of March 31, 2012. Bad debt expense related to customer receivables for the year ended March 31, 2012 was $0.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  The Company issued 1,650,000 shares of common stock to consultants for services during the period ended March 31, 2012. The Company also issued 2,650,000 shares of common stock to the former management of Stakool, Inc. that has been classified as stock based compensation during the period ended March 31, 2012.   To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements
Stakool does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 – INVENTORIES

Inventories consist of packaging and supplies used in the production of the company’s product. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Finished goods	$3,343	$2,375
Packaging and supplies	18,265	19,550
Total Inventories	21,608	$21,925

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $331,063 rolling over from year-end 2012 have been fully performed during period ending March 31, 2012.  These services where classified as stock based compensation during 2012, and, as a resulted the exhausted pre-paid expenses remained classified as stock based compensation.  No new stock has been issued to such consultants having performed such services.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years.

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Furniture and fixtures	$1,192	$1,192
Office equipment	649	649
Total property and equipment	1,841	1,841
Less: Accumulated depreciation	(630)	(530)
Property and equipment, net	1,211	$1,311

NOTE 5 – NOTE PAYABLE

The Company issued a promissory note for $35,000 during the period ended December 31, 2009. The note bears 6% interest, is unsecured and due on demand.  Total accrued interest on this loan was $5,860 as of February 16, 2012, at which point the note and all accrued interest was converted to 8,172,000 shares of common stock.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company issued two notes payable in the amount of $5,000 each in February 2011.  The notes are unsecured, non-interest bearing and due on demand. The notes were converted to 10,000,000 shares of common stock on January 25, 2012.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 7 – NOTE PAYABLE – RELATED PARTY

The Company borrowed $6,000 from a related party in December 2011. The loan is unsecured, non-interest bearing and due on demand. The balance of this loan was $6,000 as of March 31, 2012.

NOTE 8 – NOTE PAYABLE (3)

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

NOTE 9 – DUE FOR ACQUISTION

On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus where Anthus acquired 74,834,313  of the issued and outstanding shares of Stakool.

The Company recorded a liability in association with the agreement of purchase and sale in the amount of $350,000. The terms of the agreement required a $100,000 payment at closing with additional payments due over the next six months. The Company paid $30,000 of the remaining $250,000 during the year ended December 31, 2011. The payment terms were amended in January 2012, requiring monthly payments between $15,000 and $30,000 from February 2012 through October 2012. As part of the amended terms, an additional $5,000 was added to the balance as interest. Additional payments were made during the period ended March 31, 2012, resulting in the balance for the amount due for acquisition being $205,000 as of March 31, 2012.

NOTE 10 – COMMON STOCK

Stakool has 4,000,000,000 shares of par value $0.001 common stock authorized. The Company also has 10,000,000 shares of par value $0.001 preferred stock authorized.

During the year period ended March 31, 2012, the Company issued 1,950,000 shares of restricted common stock to initial private placement investors in Anthus Life per terms of their subscription agreements.

On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus where Anthus acquired 74,834,313 of the shares of Stakool. In connection with the agreement 10,000,000 shares of preferred stock were recorded along with 74,834,313 shares of common stock.  Also in connection with the agreement, 56,638,470 shares of common stock were returned to treasury.  An additional 22,750,000 shares of common stock and 10,000,000 shares of preferred stock are expected to be returned to treasury per the terms of the agreement during the year ended December 31, 2012.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 10 – COMMON STOCK (CONTINUED)

The Company issued 1,650,000 shares of common stock to consultants for services during the period ended March 31, 2012. The Company also issued 2,650,000 shares of common stock to the former management of Stakool, Inc. that has been classified as stock based compensation during the period ended March 31, 2012.  See Note 1 section pertaining to Stock Based Compensation.

On January 10, 2012, the Company retired 35,878,570 shares of common stock held in treasury at December 31, 2011.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company signed an agreement with a related party on August 1, 2009 for consulting services.  The agreement runs for a term of five years with monthly payments of $3,500.  The minimum annual payments over the life of the contract are as follows:

Year ended December 31, 2012	$42,000
2013	42,000
2014	24,500
Total of payments	$108,500

On September 29, 2010, the Company signed a lease for office space in Jacksonville, Florida. The lease commenced on November 1, 2010 and is for a term of three years and one month. The monthly rent is $1,073.33 with annual increases. The lease required a security deposit of $1,700. Total rent expense was $5,980 which included common area maintenance during the period ended March 31, 2012.

Year ended December 31, 2012	$13,257
2013	11,277
Total of payments	$24,534

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company borrowed $6,000 from a related party in December 2011. The loan is unsecured, non-interest bearing and due on demand. The balance of this loan was $6,000 as of March 31, 2012.

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

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 13 – BUSINESS COMBINATION

On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus Life Corp. where Anthus acquired 74,834,313 of the shares of Stakool. Anthus operates as a wholly owned subsidiary of Stakool.

While Anthus is the acquiring entity, it will continue to operate Stakool in its entirety and operate Anthus as a wholly-own subsidiary of Stakool.  In exchange for the total of Three Hundred Fifty Thousand Dollars ($350,000), Anthus will receive all of Stakool’s assets, including, but not limited to the following: (1) certain issued and outstanding shares of Stakool, Inc. Common; (2) 10,000,000 Shares of Stakool, Inc. Preferred Shares which are issued and outstanding;  (3) All of the rights and assets of the following two wholly owned subsidiaries of Stakool, Inc.; Dream Apartments TV, and Hong Kong Orient Express;  (4) a Multiple Promissory Note held by Ender Company Assets, Inc. was cancelled and 20,000,000 shares to be returned to the Company; (5) a Multiple Promissory Note held by IrishMist Consultants, Ltd. was cancelled and 20,000,000 shares returned to the Company.

The Company recorded a liability in association with the agreement of purchase and sale in the amount of $350,000. The terms of the agreement required a $100,000 payment at closing with additional payments due over the next six months. The Company paid $15,000 of the remaining note due during the period ended March 31, 2012, for a note payable balance remaining of $205,000.

NOTE 14 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of March 31, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 15 – INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $1,584,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 15 – INCOME TAXES (CONTINUED)

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$538,709	$88,297
Less: valuation allowance	(538,709)	(88,297)
Net deferred tax asset	$0	$0

NOTE 16 – SUBSEQUENT EVENTS

On April 26, 2012, The Company enetered into an agreement with Ironridge Global to settle $284,917.22  in accounts payable (which includes the balance of the Note Payable for the acquisition of Stakool by Anthus Life Corp., outstanding legal fees, filing fees, packaging costs and certain manufacturing costs), in exchange for unregistered shares of common stock. Pursuant to an order approving stipulation for settlement of claims between Ironridge and the Company, Ironridge is entitled to receive 1 million common shares plus that number of shares with an aggregate value equal to $313,409.22 plus reasonable attorney fees, divided by 70% of the following: the volume weighted average price of the issuer’s common stock over that number of consecutive trading days following the date of receipt required for the aggregate trading volume to exceed $1.75 million, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five trading days during such period.

Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of the Company’s total outstanding shares at any one time. Ironridge received an initial issuance of 9,715,000 shares, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph. For purposes of calculating the percent of class, the initial issuance to Ironridge was based upon a total of 87,549,167 shares of common stock outstanding immediately prior to the issuance of shares to Ironridge, such that 9,715,000 shares issued would represent approximately 9.99% of the outstanding common stock after such issuance.

In connection with the transaction, Ironridge agreed not to hold any short position in the issuer’s common stock, and not to engage in or effect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period.

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

Results of Operations

General:  In July 2011, Anthus Life purchased Stakool, Inc. pursuant to a Purchase Agreement wherein Anthus Life Corp agreed to pay Stakool, Inc. $350,000; and Stakool, Inc. and certain shareholders agreed to relinquish a majority of issued and outstanding Common Shares and all of the issued and outstanding Preferred Shares.  An Agreement of Plan and Reorganization was subsequently entered into and Stakool, Inc. is being reorganized accordingly.

Liquidity & Capital Resources

Cash on hand at March 31, 2012 was $15,016 compared to $15,560 at December 31, 2011. During the quarter, we used $82,801 in operations, partially offset by net financing activity of $70,800, as well as using up the cash on hand at December 31, 2011.  Based upon current plans, we expect to incur operating losses in future periods. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Our revenues are generated from the processing of product, primarily energy bars made from natural products, which we manufacture, package and distribute. Our revenue is also relative to the day to day price of natural elements and is dependent on health conscious consumers. Failure to generate sufficient revenues will cause us to go out of business.

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

Management evaluated the design and operation of our internal control over financial reporting as of March 31, 2012, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective, as of March 31, 2012, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

There have been no material developments in this quarter in regard to any litigation pending or threatened by or against us or any of our subsidiaries.

Item 1A.   Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, 18,172,000 shares were issued for note payable conversions.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

On April 26, 2012, The Company enetered into an agreement with Ironridge Global to settle $284,917.22  in accounts payable (which includes the balance of the Note Payable for the acquisition of Stakool by Anthus Life Corp., outstanding legal fees, filing fees, packaging costs and certain manufacturing costs), in exchange for unregistered shares of common stock. Pursuant to an order approving stipulation for settlement of claims between Ironridge and the Company, Ironridge is entitled to receive 1 million common shares plus that number of shares with an aggregate value equal to $313,409.22 plus reasonable attorney fees, divided by 70% of the following: the volume weighted average price of the issuer’s common stock over that number of consecutive trading days following the date of receipt required for the aggregate trading volume to exceed $1.75 million, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five trading days during such period.

Item 6.      Exhibits.

Please see Exhibit Index located behind the signature page.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKOOL, INC.

Dated: May 29, 2012	/s/ Peter Hellwig
Peter Hellwig
Principal Executive Officer

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.2	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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