Form 10-Q
period 2012-06-30
STAKOOL, INC.
filed 2012-08-09
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 00-24723

STAKOOL, INC.
(Exact Name of registrant as specified in its charter)

Nevada	88-0393257
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8640 Philips Highway, Suite 5,
Jacksonville, FL 32256
(Address of principal executive offices)

(904) 425-1209
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 7, 2012, there was 97,264,167 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS

STAKOOL, INC. CONSOLIDATED BALANCE SHEETS
	June 30, 2012	December 31, 2011
	(unaudited)	(unaudited)
Assets
Current assets:
Cash	$490	$15,560
Accounts receivable	2,697	3,211
Prepaid expenses	21,000	334,263
Inventories	22,592	21,925
Total current assets	46,779	374,959

Property and equipment, net	1,111	1,311

Other assets:
Deposits	1,700	1,700
Total assets	$49,590	$377,970

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$31,232	$14,710
Due for acquisition	---	220,000
Note payable	85,800	35,000
Note payable – related parties	6,100	6,000
Convertible notes payable	---	10,000
Accrued interest	---	10,299
Accrued interest - related parties	2,083	---
Total current liabilities	125,215	296,009
Total liabilities	125,215	296,009

Shareholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000,000 and 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $.001 par value, 4,000,000,000 shares authorized;
77,548,767 and 43,311,767 shares issued and outstanding, respectively	77,550	43,312
Additional paid-in capital	2,323,868	1,556,450
Treasury stock	20,759	56,638
(Accumulated deficit) during development stage	(2,507,802)	(1,584,439)
Total shareholders’ equity (deficit)	(75,625)	81,961
Total liabilities and shareholders’ equity (deficit)	$49,590	$377,970

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Net sales	$6,935	$1,541	$15,137	$10,161
Total revenues	6,935	1,541	15,137	10,161

Cost and expenses
Cost of revenues	12,586	5,917	15,522	11,631
Professional fees	57,635	43,935	114,401	92,535
Stock based compensation	---	---	761,063	---
Rents	1,495	2,933	7,475	8,798
Selling, general & administrative	9,674	19,840	37,195	31,315
Total operating expenses	81,390	72,625	935,656	144,279
Loss from operations	(74,455)	(71,084)	(920,519)	(134,118)

Other income (expenses):
Interest expense, related parties	(2,644)	---	(2,644)	---
Depreciation and amortization	(200)	---	(200)	---
Exchange rate	---	(787)	---	(787)
Loss before income tax	(77,299)	(71,871)	(923,363)	(134,905)
Income tax provision	---	---	---	---
Net income (loss)	$(77,299)	$(71,871)	$(923,363)	$(134,905)
Income (loss) per common shares
basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted average
number of common shares outstanding	75,598,767	5,147,833	64,412,719	4,427,357

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited) AS OF JUNE 30, 2012
							Additional				Total
	Common Stock			Preferred Stock			paid-in	Treasury		Accumulated	Stockholders’
	Shares	Par value		Shares	Par value		Capital	Stock		Deficit	Equity
Balance at June 4, 2009 (inception)	---	$	---	---	$	---	$ ---	$	---	$ ---	$ ---

Shares issued for cash at $0.10 per share	788,000		788	---		---	78,012		---	---	78,800

Net loss	---		---	---		---	---		---	(66,041)	(66,041)

Balance at December 31, 2009	788,000		$788	---	$	---	$78,012	$	---	$(66,041)	$12,759

Shares issued for cash at $0.10 per share	2,996,500		2,997	---		---	296,653		---	---	299,650

Equity issuance cost	---		---	---		---	(5,850)		---	---	(5,850)

Net loss	---		---	---		---	---		---	(193,657)	(193,657)

Balance at December 31, 2010	3,784,500		$3,785	---	$	---	$368,815	$	---	$(259,698)	$112,902

Shares issued for cash at $0.10 per share	3,290,000		3,289	---		---	325,711		---	---	329,000

Equity issuance cost	---		---	---		---	(30,200)		---	---	(30,200)

Effects of reverse merger	79,425,737		79,426	10,000,000		10,000	(439,426)		---	---	(350,000)

Stock returned to treasury	(56,638,470)		(56,638)	---		---	---		56,638	---	---

Shares issued for cash at $0.10 per share	4,450,000		4,450	---		---	440,550		---	---	445,000

Stock issued to board member for services at $0.10 per share	9,000,000		9,000	---		---	891,000		---	---	900,000

Net loss	---		---	---		---	---		---	(1,324,741)	(1,324,741)

Balance at December 31, 2011	43,311,767		$43,312	10,000,000		$10,000	$1,556,450		$56,638	$(1,584,439)	$81,961

Stock issued at $0.10 per share for services rendered categorized as stock based compensation	1,650,000		1,650	---		---	163,350		---	---	165,000

Stock issued at $0.10 per share per acquisition agreement, categorized as stock based compensation	2,650,000		2650	---		---	262,350		---	---	265,000

Stock issued to various Anthus Life investors	1,950,000		1,950	---		---	23,928		---	---	25,878

Stock issued on converted note	10,000,000		10,000	---		---	---		---	---	10,000

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AS OF JUNE 30, 2012
					Additional			Total
	Common Stock		Preferred Stock		paid-in	Treasury	Accumulated	Stockholders’
	Shares	Par value	Shares	Par value	Capital	Stock	Deficit	Equity
Stock issued on converted note	8,172,000	8,172	---	---	32,688	---	---	40,860

Stock issued against note payable	100,000	100	---	---	9,900	---	---	10,000

Cancellation of previously issued stock	---	---	---	---	---	(35,879)	---	(35,879)

Stock issued for Ironridge 3(a)10 transaction	9,715,000	9,715	---	---	275,202	---	---	284,917

Net loss	---	---	---	---	---	---	(923,363)	(923,363)

Balance at June 30, 2012	77,548,767	$77,550	10,000,000	$10,000	$2,323,868	$20,759	$(2,507,802)	$(75,625)

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2012		2011
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)		$(923,363)		$(134,904)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation and amortization		200		---
Stock based compensation		761,063		---
Change in assets and liabilities:
Accounts and other receivables		(153)		34,743
Prepaid expense		313,263		1,466
Accounts payable		16,522		(4,864)
Accrued interest		(10,299)		---
Accrued interest – related parties		2,083		---
Net cash used in operating activities		159,316		(103,559)

Cash flows from investing activities:
Purchase of property and equipment		---		(507)
Net cash used in investing activities		---		(507)

Cash flows from financing activities:
Proceeds from notes payable, related parties		100		---
Proceeds from notes payable		50,000		315,000
Repayment of notes payable, related parties		---		(100)
Repayment of notes payable		(9,200)		---
Payments on due for acquisition		(220,000)		---
Effects of reverse merger		---		(354,880)
Proceeds from stock sales		40,593		145,380
Cancellation of treasury stock		(35,879)		---
Net cash provided by financing activities		(174,386)		105,400

Net change in cash and cash equivalents		(15,070)		1,334

Cash and cash equivalents
Beginning of period		15,560		87,431
End of period		$490		$88,765

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---

Non-cash transactions:	$	---	$	---

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

ORGANIZATION

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

Anthus Life Corp. ("Anthus Life") was incorporated in Nevada on June 4, 2009. Anthus Life is a developer and manufacturer of natural and organic food products packaged for consumer consumption.  Anthus Life has one product line in the natural food category currently, and will deploy several additional product lines fostering rapid growth in retail accounts, consumer exposure and revenue.

Anthus Life  is headquartered in Jacksonville, FL

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the six month periods ended June 30, 2012 and 2011, have been made.

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Stakool, Inc. and its wholly-owned subsidiary Anthus Life Corp. ("Anthus Life").  All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

CASH AND CASH EQUIVALENTS

Stakool considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2012 and December 31, 2011, the Company had $409 and $15,560 of cash, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2012 and at December 31, 2011.  As of June 30, 2012 and at December 31, 2011, the Company had no dilutive potential common shares.

REVENUE RECOGNITION

The Company derives revenue from consulting arrangements with clients.  Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements.  The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

STOCK BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  The Company issued 1,650,000,000 shares of common stock to consultants for services during the period ended June 30, 2012. The Company also issued 2,650,000 shares of common stock to the former management of Stakool, Inc. that has been classified as stock based compensation during the period ended June 30, 2012.   To date, the Company has not adopted a stock option plan and has not granted any stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

ACCOUNTS RECEIVABLE

The Company's receivables consist of billings to customers for products invoiced and shipped. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for bad debts is determined based on management's estimate of uncollectible receivables. The allowance for doubtful accounts on receivables was $0 as of June 30, 2012. Bad debt expense related to customer receivables for the year ended December 31, 2012 was $0.

PROPERTY AND EQUIPMENT

The capital assets are being depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes.

NOTE 3 –BALANCE SHEET COMPONENTS

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

Inventories consisted of the following at June 30, 2012 and December 31, 2011:

	June 30 , 2012	December 31, 2011
Finished goods	$3,994	$2,375
Packaging and supplies	18,598	19,550
Total Inventories	22,592	$21,925

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years.

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Furniture and fixtures	$1,192	$1,192
Office equipment	649	649
Total property and equipment	1,841	1,841
Less: Accumulated depreciation	(730)	(530)
Property and equipment, net	$1,111	$1,311

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

SHORT TERM NOTES PAYABLE

Notes payable consist of the following at June 30, 2012:

June 30, 2012
Line of credit from Blue Dolphin a non related party. Certain funds were loaned for expenses. The line of credit carries a %0 interest rate and payments can be made at any time.	$35,800

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
50,000

Total notes payable	$85,800

DUE FOR ACQUISITION

On April 26, 2012, The Company entered into an agreement with Ironridge Global to settle $284,917.22  in accounts payable (which includes the balance of the Note Payable for the acquisition of Stakool by Anthus Life outstanding legal fees, filing fees, packaging costs and certain manufacturing costs), in exchange for unregistered shares of common stock. Pursuant to an order approving stipulation for settlement of claims between Ironridge and the Company, Ironridge is entitled to receive 1 million common shares plus that number of shares with an aggregate value equal to $313,409.22 plus reasonable attorney fees, divided by 70% of the following: the volume weighted average price of the issuer’s common stock over that number of consecutive trading days following the date of receipt required for the aggregate trading volume to exceed $1.75 million, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five trading days during such period.

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

In connection with the transaction, Ironridge agreed not to hold any short position in the issuer’s common stock, and not to engage in or affect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period.

The balance due for acquisition at June 30, 2012 is $-0-.

NOTE 4 –RELATED PARTY TRANSACTIONS

The Company borrowed $6,000 from a related party in December 2011. The loan is unsecured, non-interest bearing and due on demand. The balance of this loan was $6,000 as of June 30, 2012.

From time to time the CEO will lend small amounts of money to the Company for miscellaneous items.  At June 30, 2012, Peter Hellwig had loaned the Company $100.  The loan is unsecured, non-interest bearing and due when the Company is able to pay.

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 5 –SHAREHOLDERS’ EQUITY (DEFICIT)

The authorized common stock of the Company consist of 4,000,000,000 shares with a par value $0.001. The Company also has 10,000,000 shares of par value $0.001 preferred stock authorized.

During the year period ended June 30, 2012, the Company issued 1,950,000 shares of restricted common stock to initial private placement investors in Anthus Life per terms of their subscription agreements.

The Company issued 1,650,000 shares of common stock to consultants for services during the period ended June 30, 2012. The Company also issued 2,650,000 shares of common stock to the former management of Stakool, Inc. that has been classified as stock based compensation during the period ended June 30, 2012.

On January 10, 2012, the Company retired 35,878,570 shares of common stock held in treasury at December 31, 2011.

During the period ending June 30, 2012 the Company converted two notes payable from non-related parties along with the accrued interest for a total of $20,299 into 10,100,000 shares of its common stock.

During the period ending June 30, 2012 the Company converted a note payable from a non-related party into 8,172,000 shares of its common stock.

On April 26, 2012, The Company entered into an agreement with Ironridge Global to settle $284,917.22  in accounts payable (which includes the balance of the Note Payable for the acquisition of Stakool by Anthus Life, outstanding legal fees, filing fees, packaging costs and certain manufacturing costs), in exchange for unregistered shares of common stock.  Ironridge received an initial issuance of 9,715,000 shares of the Company’s common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On September 29, 2010, the Company signed a lease for office space in Jacksonville, Florida. The lease commenced on November 1, 2010 and is for a term of three years and one month. The monthly rent is $1,073.33 with annual increases. The lease required a security deposit of $1,700. Total rent expense was $7,475 which included common area maintenance during the period ended June 30, 2012.

Year ended December 31, 2012	$13,257
2013	11,277
Total of payments	$24,534

NOTE 7 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2012 the Company had a loss of $2,507,802.  The net operating loss in the amount of $2,507,802, resulting from operating activities, result in deferred tax assets of approximately $852,653 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 24, 2012, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.
Overview

Anthus Life strives to become a leading supplier of natural and organic products by maintaining the highest standards for quality, consistency, sustainability, product assortments, value-added support services and integrity in our business and personal relationships.  Through trust and our commitment to quality we will build a loyal consumer following throughout North America.

An experienced core management team is in place and has reviewed, studied and analyzed the natural and/or organic product market. A will establish a procurement program and will work with outside professionals to build Anthus Life’s business, create brands through eco friendly packaging and distinctive labeling, and develop key distribution relationships.

The strategy is to have A’s brand name strongly associated on all their distributed products and to focus on finding and developing the best USDA certified natural and/or organic food product options for North America.  During 2012 and 2013, Anthus Life will continue to introduce additional USDA Certified Organic health product, positively impacting sales going forward.  Also, for 2012 and 2013, A’s R&D team is diligently working to develop additional product line extensions to include but not limited to energy drinks, additional health food items, snacks, cookies, as well as the potential integration of advanced technologies such as nutraceuticals, etc.

In June 2009, Anthus Life secured a contract manufacturer with the requisite governmental approval, having completed the package design and is distributing the initial product offering.  During the first half of 2012, Anthus Life engage efforts to entirely redesign the packaging (wrapper and display boxes) of its Natural plus Energy product line.  The display boxes will also include the company's endorsement from Shannon Miller, gold medalist in gymnastics, which it secured in August 2011.  This endorsement is expected to continue in to the future, benefiting from both the 2012 Olympics and the fact that Ms. Miller was recently considered to be in the top 30 summer Olympians of all time by ESPN.  A is excited about the opportunity to bring healthy, great tasting, and natural and/or organic food products at affordable prices to North American consumer market.

Results of Operations for the three and six months ended June 30, 2012 and 2011

Revenues

Total Revenue.  Total revenues for the three and six months ended June 30, 2012 and 2011 were $6,935, $15,137, $1,541 and $10,161, respectively.  Total revenues were the result of our product sales.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the three and six months ended June 30, 2012 and 2011 were $81,390, $935,656, $72,625 and $144,279, respectively.  Total operating expenses consisted of Cost of revenues, professional fees, Rent and selling, general and administrative expenses.  The changes in operating expenses were primarily the results of stock based compensation, and consulting fees.

Liquidity & Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $923,363 for the six months ended June 30, 2012 and $134,905 for the six months ended June 30, 2011.  Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At June 30, 2012 we had minimal assets and a working capital deficit of $78,436.  Our working capital deficit is due to the results of operations.

Net cash (used in)/provided by operating activities for the six months ended June 30, 2012 and 2011 was $159,316 and ($103,559), respectively.  Net cash used in operating activities includes our net income (loss), accounts payable, depreciation, prepaid expenses, accrued interest and services settled in common stock.

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was $-0- and $(507), respectively.  Net cash used in investing activities includes the purchase of property and equipment.

Net cash provided by (used in) financing activities for the six months ended June 30, 2012 and 2011 was ($174,386) and $105,400, respectively.  Net cash provided by financing activities includes the proceeds from stock sales of $40,593, proceeds from and payments on notes payable net of $40,900, payment due for acquisition of $220,000 and the cancellation of treasury stock of $35,879.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations.  We are presently engaged in capital raising activities through one or more private offering of our company’s securities.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-Balance Sheet Arrangements

As of June 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)           Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 24, 2012.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012 that were not otherwise disclosed on a Form 8-K.

Item 3.      Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4.      Mine Safety Disclosure.

Not applicable

Item 5.      Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.      Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKOOL, INC.

Dated: August 9, 2012	/s/ Peter Hellwig
Peter Hellwig
Principal Executive Officer