Form 10-Q
period 2012-09-30
STAKOOL, INC.
filed 2012-11-13
CIK 1058330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 00-24723

STAKOOL, INC.
(Exact Name of registrant as specified in its charter)

Nevada	88-0393257
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of November 9, 2012, there was 2,760,264,167 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS

STAKOOL, INC. CONSOLIDATED BALANCE SHEETS
	September 30, 2012	December 31, 2011
	(unaudited)	(unaudited)
Assets
Current assets:
Cash	$1,302	$15,560
Accounts receivable	606	3,211
Prepaid expenses	287,666	334,263
Inventories	22,164	21,925
Total current assets	311,738	374,959

Property and equipment, net	1,011	1,311

Other assets:
Deposits	1,700	1,700
Total assets	$314,449	$377,970

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$408,707	$14,710
Due for acquisition	---	220,000
Note payable	118,300	35,000
Note payable – related parties	6,000	6,000
Convertible notes payable	---	10,000
Accrued interest	---	10,299
Accrued interest - related parties	3,333	---
Total current liabilities	536,340	296,009
Total liabilities	536,340	296,009

Shareholders’ equity (deficit)
Preferred stock, 100,000,000 shares authorized,
10,039,401, par value $0.00001 and 10,000,000, par value $0.001 shares issued and outstanding, respectively	100	10,000
Common stock, 4,000,000,000 shares authorized;
2,315,548,767, par value $0.00001 and 43,311,767, par value $0.001 shares issued and outstanding, respectively	23,155	43,312
Additional paid-in capital	5,130,262	1,556,450
Treasury stock	20,759	56,638
(Accumulated deficit) during development stage	(5,396,167)	(1,584,439)
Total shareholders’ equity (deficit)	(221,891)	81,961
Total liabilities and shareholders’ equity (deficit)	$314,449	$377,970

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Net sales	$2,251	$3,347	$17,388	$3,347
Total revenues	2,251	3,347	17,388	3,347

Cost and expenses
Cost of revenues	1,324	1,380	16,846	1,380
Professional fees	179,135	29,152	293,536	29,152
Stock based compensation	2,662,500	150,000	3,423,563	150,000
Rents	4,485	2,933	11,960	2,933
Selling, general & administrative	41,822	37,113	79,017	53,964
Total operating expenses	2,889,266	220,578	3,824,922	237,429
Loss from operations	(2,887,015)	(217,231)	(3,807,534)	(234,082)

Other income (expenses):
Interest expense, related parties	(1,250)	(1,575)	(3,894)	(1,575)
Depreciation and amortization	(100)	(282)	(300)	(282)
Loss before income tax	(2,888,365)	(219,088)	(3,811,728)	(235,939)
Income tax provision	---	---	---	---
Net income (loss)	$(2,888,365)	$(219,088)	$(3,811,728)	$(235,939)
Income (loss) per common shares
basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Basic and diluted weighted average
number of common shares outstanding	1,126,098,767	79,425,737	207,480,811	78,583,246

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited) AS OF SEPTEMBER 30, 2012
							Additional				Total
	Common Stock			Preferred Stock			paid-in	Treasury		Accumulated	Stockholders’
	Shares	Par value		Shares	Par value		Capital	Stock		Deficit	Equity (Deficit)
Balance at June 4, 2009 (inception)	---	$	---	---	$	---	$ ---	$	---	$ ---	$ ---

Shares issued for cash at $0.10 per share	788,000		788	---		---	78,012		---	---	78,800

Net loss	---		---	---		---	---		---	(66,041)	(66,041)

Balance at December 31, 2009	788,000		$788	---	$	---	$78,012	$	---	$(66,041)	$12,759

Shares issued for cash at $0.10 per share	2,996,500		2,997	---		---	296,653		---	---	299,650

Equity issuance cost	---		---	---		---	(5,850)		---	---	(5,850)

Net loss	---		---	---		---	---		---	(193,657)	(193,657)

Balance at December 31, 2010	3,784,500		$3,785	---	$	---	$368,815	$	---	$(259,698)	$112,902

Shares issued for cash at $0.10 per share	3,290,000		3,289	---		---	325,711		---	---	329,000

Equity issuance cost	---		---	---		---	(30,200)		---	---	(30,200)

Effects of reverse merger	79,425,737		79,426	10,000,000		10,000	(439,426)		---	---	(350,000)

Stock returned to treasury	(56,638,470)		(56,638)	---		---	---		56,638	---	---

Shares issued for cash at $0.10 per share	4,450,000		4,450	---		---	440,550		---	---	445,000

Stock issued to board member for services at $0.10 per share	9,000,000		9,000	---		---	891,000		---	---	900,000

Net loss	---		---	---		---	---		---	(1,324,741)	(1,324,741)

Balance at December 31, 2011	43,311,767		$43,312	10,000,000		$10,000	$1,556,450		$56,638	$(1,584,439)	$81,961

Stock issued at $0.10 per share for services rendered categorized as stock based compensation	1,650,000		1,650	---		---	163,350		---	---	165,000

Stock issued at $0.10 per share per acquisition agreement, categorized as stock based compensation	2,650,000		2650	---		---	262,350		---	---	265,000

Stock issued to various Anthus Life investors	1,950,000		1,950	---		---	23,928		---	---	25,878

Stock issued on converted note	10,000,000		10,000	---		---	---		---	---	10,000

STAKOOL, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) AS OF SEPTEMBER 30, 2012
					Additional			Total
	Common Stock		Preferred Stock		paid-in	Treasury	Accumulated	Stockholders’
	Shares	Par value	Shares	Par value	Capital	Stock	Deficit	Equity (Deficit)
Stock issued on converted note	8,172,000	8,172	---	---	32,688	---	---	40,860

Stock issued against note payable	100,000	100	---	---	9,900	---	---	10,000

Cancellation of previously issued stock	---	---	---	---	---	(35,879)	---	(35,879)

Stock issued for Ironridge 3(a)10 transaction	9,715,000	9,715	---	---	275,202	---	---	284,917

Adjustment for new par value	---	(76,775)	---	(9,900)	86,675	---	---	---

Issued common stock to Ludlow capital, a non-related party, at $0.01 per share	2,000,000	20	---	---	19,980	---	---	20,000

Issued common stock to Ironridge for 3(a) transaction	236,000,000	2,360	---	---	21,240	---	---	23,600

Issued Preferred C stock for services to a non-related party for services	---	---	10,000	---	25,000	---	---	25,000

Issued 2 billion shares of common stock to an officer and director for control	2,000,000,000	20,000	---	---	2,580,000	---	---	2,600,000

Issued Preferred C stock for services to a related party	---	---	25,000	---	62,500	---	---	62,500

Sold Preferred C stock to non related parties for cash	---	---	4,400	---	11,000	---	---	11,000

Issued Preferred B stock to an officer and director for control	---	---	1	---	---	---	---	---

Net loss	---	---	---	---	---	---	(3,811,728)	(3,811,728)

Balance at September 30, 2012	2,315,548,767	$23,155	10,039,401	$100	$5,130,262	$20,759	$(5,396,167)	$(221,891)

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended
	September 30,
	2012		2011
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)		$(3,811,728)		$(235,939)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation and amortization		300		282
Stock based compensation		3,423,563		150,000
Change in assets and liabilities:
Accounts and other receivables		2,605		(679)
Prepaid expense		46,597		---
Inventories		(239)		---
Accounts payable		393,997		---
Accrued interest		(10,299)		---
Accrued interest – related parties		3,333		1,575
Net cash used in operating activities		48,129		(84,761)

Cash flows from investing activities:
Cash acquired in merger/acquisition		---		38,988
Net cash used in investing activities		---		38,988

Cash flows from financing activities:
Contributed capital		---		39,500
Proceeds from notes payable		82,600		---
Repayment of notes payable, related parties		---		(9,750)
Repayment of notes payable		(9,300)		---
Payments on due for acquisition		(220,000)		---
Proceeds from stock sales		84,313		20,000
Net cash provided by financing activities		(62,387)		49,750

Net change in cash and cash equivalents		(14,258)		3,977

Cash and cash equivalents
Beginning of period		15,560		7,305
End of period		$1,302		$11,282

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$	---	$	---
Interest	$	---	$	---
Non-cash investing and financing activities:
Assets spun off in merger/acquisition	$	---		$200,000
Liabilities spun off in merger/acquisition		---		223,396
Total non-cash investing and financing activities	$	---		$423,396

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The Company is headquartered in Jacksonville, FL

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include obtaining capital from management and significant stockholders sufficient to meet the Company’s minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2012 and 2011; (b) the financial position at September 30, 2012; and (c) cash flows for the nine month periods ended September 30, 2012 and 2011, have been made.

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Stakool, Inc. and its wholly-owned subsidiary Anthus Life Corp.  All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

CASH AND CASH EQUIVALENTS

Stakool considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2012 and December 31, 2011, the Company had $1,302 and $15,560 of cash, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2012 and at December 31, 2011.  As of September 30, 2012 and at December 31, 2011, the Company had no dilutive potential common shares.

REVENUE RECOGNITION

The Company derives revenue from consulting arrangements with clients.  Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete; additionally, costs incurred may be billed, as defined by the contractual arrangements.  The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

STOCK BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  The Company issued 3,365,000 shares of common stock and 14,400 shares of Convertible Preferred C stock to consultants for services during the period ended September 30, 2012. The Company also issued 2,650,000 shares of common stock to the former management, 2,000,000,000 shares of common stock, 25,000 shares of convertible preferred C stock and 1 share of convertible preferred B stock to certain officers and directors of Stakool, Inc. that has been classified as stock based compensation during the period ended September 30, 2012.   To date, the Company has not granted any stock options.

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect of such rules and releases will not have a material impact on the Company's present or future financial statements.

ACCOUNTS RECEIVABLE

The Company's receivables consist of billings to customers for products invoiced and shipped. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for bad debts is determined based on management's estimate of uncollectible receivables. The allowance for doubtful accounts on receivables was $0 as of September 30, 2012. Bad debt expense related to customer receivables for the three and nine months ended September 30, 2012 was $0.

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

Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Finished goods	$3,994	$2,375
Packaging and supplies	18,170	19,550
Total Inventories	22,164	$21,925

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years.

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Furniture and fixtures	$1,192	$1,192
Office equipment	649	649
Total property and equipment	1,841	1,841
Less: Accumulated depreciation	(830)	(530)
Property and equipment, net	$1,011	$1,311

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)
SHORT TERM NOTES PAYABLE

Notes payable consist of the following at September 30, 2012:

September 30, 2012
Line of credit from Blue Dolphin a non related party. Certain funds were loaned for expenses. The line of credit carries a 0% interest rate and payments can be made at any time.	$35,800

On August 15, 2012, the Company executed a convertible promissory note to Asher Enterprises, Inc. for proceeds of $32,500. The note bears a 8% interest and is secured by common stock of the Company. The loan matures on May 17, 2013. Any principal balance remaining after the due date is subject to a increased interest rate of 22% APR. The principal and interest can be convertible into shares of the Company’s common stock at a 45% discount to the market price.	32,500

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
50,000

Total notes payable	$118,300

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

The balance due for acquisition at September 30, 2012 is $-0-.

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 4 –RELATED PARTY TRANSACTIONS

The Company borrowed $6,000 from a related party in December 2011. The loan is unsecured, non-interest bearing and due on demand. The balance of this loan was $6,000 as of September 30, 2012.

NOTE 5 –SHAREHOLDERS’ EQUITY (DEFICIT)

The Company filed an amendment to its Articles of Incorporation with the state of Nevada on July 23, 2012 to change the designation of its capital and preferred stock, as follows.  The authorized common stock of the Company consist of 4,000,000,000 shares with a par value $0.00001. The Company also has 100,000,000 shares of par value $0.00001 preferred stock authorized.  As a result, the Company adjusted the par value and additional paid in capital accounts on its balance sheet at September 30, 2012.

During the period ended September 30, 2012, the Company issued 1,950,000 shares of restricted common stock to initial private placement investors in Anthus Life per terms of their subscription agreements.

During the period ended September 30, 2012, the Company issued 3,650,000 shares of common stock and 14,400 shares of Convertible Preferred C stock to consultants for services

During the period ended September 30, 2012. The Company issued 2,650,000 shares of common stock to the former management for services.

During the period ended September 30, 2012 the Company issued 2,000,000,000 shares of common stock, 25,000 shares of convertible preferred C stock and 1 share of convertible preferred B stock to an officer and director that has been classified as stock based compensation during the period ended September 30, 2012.

On January 10, 2012, the Company retired 35,878,570 shares of common stock held in treasury at December 31, 2011.

During the period ending September 30, 2012 the Company converted two notes payable from non-related parties along with the accrued interest for a total of $20,299 into 10,100,000 shares of its common stock.

During the period ending September 30, 2012 the Company converted a note payable from a non-related party into 8,172,000 shares of its common stock.

On April 26, 2012, The Company entered into an agreement with Ironridge Global to settle $284,917.22  in accounts payable (which includes the balance of the Note Payable for the acquisition of Stakool by Anthus Life Corp., outstanding legal fees, filing fees, packaging costs and certain manufacturing costs), in exchange for unregistered shares of common stock.  Ironridge received an initial issuance of 9,715,000 shares of the Company’s common stock.  During the period ending September 30, 2012 the Company issued an additional 236,000,000 shares of unrestricted common stock to Ironridge.

On September 14, 2012 the Company filed a Form S-8 with the Securities and Exchange Commission.  The Form S-8 registered 400,000,000 shares of its common stock in connection with the Company’s 2012 Incentive Stock Plan.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On September 29, 2010, the Company signed a lease for office space in Jacksonville, Florida. The lease commenced on November 1, 2010 and is for a term of three years and one month. The monthly rent is $1,073.33 with annual increases. The lease required a security deposit of $1,700. Total rent expense was $7,475, which included common area maintenance, during the period ended September 30, 2012.

Year ended December 31, 2012	$13,257
2013	11,277
Total of payments	$24,534

STAKOOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 7 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2012 the Company had a loss of $5,396,167.  The net operating loss in the amount of $5,396,167, resulting from operating activities, result in deferred tax assets of approximately $1,834,697 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 8 – SUBSEQUENT EVENTS

During the month of October 2012 the Company issued 282,980 shares of the Company’s convertible preferred C stock.  The stock was issued as an addendum to the subscription agreements associated with the open private placement investments made by various investors between fiscal year 2009 and 2011.

On October 5, 2012 the Company issued 375,000,000 shares of its common stock without restriction to various consultants for services.  The Company registered the common stock with the Securities and Exchange Commission on Form S-8 on September 14, 2012.

On October 10, 2012 the Company issued 50,000,000 shares of its common stock without restriction to Asher Enterprise, Inc. at a value of $15,000.  The shares were issued as principal reduction to a Promissory Note dated January 16, 2012 between the Company and a non-related party.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements in addition to those already disclosed.

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

The strategy is to have ANTHUS LIFE’s brand name strongly associated on all their distributed products and to focus on finding and developing the best USDA certified natural and/or organic food product options for North America.  During 2012 and 2013, ANTHUS LIFE will continue to introduce additional USDA Certified Organic health product, positively impacting sales going forward.  Also, for 2012 and 2013, ANTHUS LIFE’s R&D team is diligently working to develop additional product line extensions to include but not limited to energy drinks, additional health food items, snacks, cookies, as well as the potential integration of advanced technologies such as nutraceuticals, etc.

In June 2009, ANTHUS LIFE secured a contract manufacturer with the requisite governmental approval, having completed the package design and is distributing the initial product offering.  During the first half of 2012, ANTHUS LIFE engaged efforts to entirely redesign the packaging (wrapper and display boxes) of its Natural plus Energy product line.  ANTHUS LIFE is excited about the opportunity to bring healthy, great tasting, and natural and/or organic food products at affordable prices to North American consumer market.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by StaKool, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the three and nine months ended September 30, 2012 and 2011

Revenues

Total Revenue.  Total revenues for the three and nine months ended September 30, 2012 and 2011 were $2,251, $17,388, $3,347 and $3,347, respectively.  Total revenues were the result of our product sales.

Operating Expenses

Total Operating Expenses.  Total operating expenses for the three and nine months ended September 30, 2012 and 2011 were $2,889,266, $3,824,922, $220,578 and $237,429, respectively.  Total operating expenses consisted of Cost of revenues, professional fees, stock based compensation, Rent and selling, general and administrative expenses.  The changes in operating expenses were primarily the results of stock based compensation, and consulting fees.

Liquidity & Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $3,811,728 for the nine months ended September 30, 2012 and $235,939 for the nine months ended September 30, 2011.  Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At September 30, 2012 we had minimal assets and a working capital deficit of $224,602.  Our working capital deficit is due to the results of operations.

Net cash (used in)/provided by operating activities for the nine months ended September 30, 2012 and 2011 was $48,129 and ($84,761), respectively.  Net cash used in operating activities includes our net loss, accounts payable, depreciation, prepaid expenses, accrued interest and services settled in common stock.

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $-0- and $38,988, respectively.  Net cash used in investing activities includes the cash acquired in merger/acquistion.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2012 and 2011 was ($62,387) and $49,750, respectively.  Net cash provided by financing activities for the nine months ended September 30, 2012 includes the proceeds from stock sales of $84,313, proceeds from and payments on notes payable net of $73,300, and payment due for acquisition of ($220,000).

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

With respect to the period ending September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 24, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended September 30, 2012, the Company issued 1,950,000 shares of restricted common stock to initial private placement investors in Anthus Life per terms of their subscription agreements.

During the period ended September 30, 2012, the Company issued 3,650,000 shares of common stock and 14,400 shares of Convertible Preferred C stock to consultants for services

During the period ended September 30, 2012. The Company issued 2,650,000 shares of common stock to the former management for services.

During the period ended September 30, 2012 the Company issued 25,000 shares of convertible preferred C stock and 1 share of convertible preferred B stock to an officer and director that has been classified as stock based compensation during the period ended September 30, 2012.

During the period ending September 30, 2012 the Company converted two notes payable from non-related parties along with the accrued interest for a total of $20,299 into 10,100,000 shares of its common stock.

During the period ending September 30, 2012 the Company converted a note payable from a non-related party into 8,172,000 shares of its common stock.

During the period ending September 30, 2012 the Company issued 236,000,000 shares of unrestricted common stock in connection with its 3(a) transaction with Ironridge Global IV, Inc.

There were no other unregistered sales of the Company’s equity securities during the period ended September 30, 2012 that were not otherwise disclosed on a Form 4, Form 8-K or Form S-8.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2012.

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

STAKOOL, INC.

Dated: November 9, 2012	/s/ Peter Hellwig
Peter Hellwig
Principal Executive Officer