Form 10-K
period 2012-12-31
STAKOOL, INC.
filed 2013-04-16
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

STAKOOL, INC.
(Exact name of registrant as specified in its charter)

Commission file number: 00-24723

STAKOOL, INC.

(Name of small business issuer in its charter)

Nevada	00-24723	88-0393257
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
incorporation or organization)		Identification Number)

1111 Alderman Drive, Suite 210

Alpharetta, Georgia 30005

(Address of Principal Executive Offices)

(770) 521-9826

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

 Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2012, was 97,264,167. As of April 8, 2013 the registrant had 2,047,666,666 shares of its common stock, par value $0.00001; 0 shares of its Preferred A Series stock, par value $0.00001; 1 share of its Preferred B Series stock, par value $0.00001; and 308,180 shares of its Preferred C Series stock, par value $0.00001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this amended. Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to “Stakool, “the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Stakool, Inc.

PART I

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

On June 16, 2011, Stakool entered into a Letter of Intent of Sale and Purchase with Anthus Life Corp., a privately held Nevada corporation (“Anthus Life”).

On July 20, 2011, Stakool and Anthus Life executed an Agreement of Sale and Purchase where by Anthus Life received 77,588,470 shares of 79,388,470 issued and outstanding shares of Stakool common stock, as well as 10,000,000 Preferred Shares of Stakool in exchange for scheduled payments, totaling $350,000 and 1,300,000 shares of Stakool common stock the “Agreement of Sale and Purchase”). The parties amended the Agreement of Purchase and Sale as of January 19, 2012, providing, among other things, for the issuance of an additional 2,650,000 shares of Stakool common stock to certain parties. All stock has been issued under the Agreement of Sale and Purchase and, as of December 31, 2012, $355,000 has been paid.

Anthus Life was incorporated in the State of Nevada on June 4, 2009, with its principal place of business in Jacksonville Florida. Anthus Life was founded on the belief that everyone has the power to make healthy lifestyle choices. The motivating mission of Anthus Life was to:

●	Source or manufacture and distribute innovative products made with all certified natural and/or organic ingredients;
●	Conduct continual research and development of high performance “green” products;
●	Grow by engaging strategic partners who have proven distribution;
●	Sustain above-average annual top-line growth with a gross profit of 35% plus;
●	Instill a corporate culture that empowers our fellow workers with dedication and enthusiastic team spirit;
●	Apply sensitive and respectful practices to promote sustainable social relationships and responsible corporate governance; and
●	Maintain strong business growth through profitable and complementary acquisitions.

Stakool strives to become a leading supplier of natural and organic products by fulfilling the highest standards for quality, consistency, sustainability, product assortments, value-added support services and integrity in our business and personal relationships. Through trust and our commitment to quality we will build a loyal consumer following throughout North America.

Current Products, Potential Product Categories and Extension

Anthus Life has formally launched eight natural healthy snack bars in 2010; the Company will be looking to introduce additional USDA Organic Certified health bars among other complementary products during 2013.

Nutritional and dietary criteria that we adheres to are based on review and approval by accredited scientific food agencies and standards as set by government organizations. The Company will take acute consideration to effectively produce and package the best tasting product that is “good and better” for the consumer.

Intellectual Property

The company has no registered patents; however, all of its products are formulated utilizing its own proprietary formulations.

Production, Sources of Raw Materials and the Names of Principal Suppliers

An experienced core management team has reviewed, studied and analyzed the natural and/or organic product market. We will establish a procurement program and will work with outside professionals to build our business, create brands through eco friendly packaging and distinctive labeling, and develop key distribution relationships.

Marketing Strategy

The strategy is to have our brand name strongly associated on all of our distributed products and to focus on finding and developing the best USDA certified natural and/or organic food product options for North America. In fact, during 2013, the Company plans to introduce additional USDA Certified Organic health bars among other complementary products. For 2013, our R&D team is diligently working to develop additional product line extensions to include several products for the natural and organic food market as well as for the health and wellness market.

We have secured a manufacturer with the requisite governmental approval, having completed the package design and is distributing the initial product offering. We are excited about the opportunity to bring healthy, great tasting, and natural and/or organic food products at affordable prices to the mass North American market.

Our initial product launch included 8 Health Bars that have no refined sugar, no artificial flavors, low sodium, no genetically modified products, no preservatives, no trans fat, no gluten, no cholesterol, no dairy products, and no wheat.

We are continuing to target the following consumers: (i) those who are already knowledgeable on the benefits of natural and/or organic foods; presenting a viable opportunity for them to taste, switch, and become loyal, to our product; (ii) parents of young children wanting a healthy snack alternative and linking the need of healthy benefits and well-being, value in the price, and volume and quality; (iii) organizations in need of fundraising programs; and (iv) companies in search for new product line under their brand to add to their revenue stream.

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

Employees

At the present time, the company has no employees other than its officer and director, who devotes his full time to the Company. We intend to add staff as needed, as we expand operations or change our business plan.

Item 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

The following risk factors are not exhaustive and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks. To facilitate understanding of the various business risks applicable to our Company and the strategic alliance companies through which we intend to operate our business during the foreseeable future, the risk factors discussed herein address our Company together with the risks applicable to our operations that we intend to conduct with our strategic alliance partners.

RISK FACTORS RELATING TO STAKOOL, INC. AND ITS BUSINESS

THE COMPANY IS SUBJECT TO THE RISKS INHERENT IN A NEWLY-CREATED BUSINESS.

The Company is subject to substantially all the risks inherent in a newly-created business. As a result of its small size and capitalization and limited operating history, the Company is particularly susceptible to adverse effects of changing economic conditions and consumer tastes, competition, and other contingencies or events beyond the control of the Company. It may be more difficult for the Company to prepare for and respond to these types of risks and the risks described elsewhere in this Form 10-K than for a company with an established business and operating cash flow. If the Company is not able to manage these risks successfully, the Company’s operations could be negatively impacted. Due to changing circumstances, the Company may be forced to change dramatically, or even terminate, its planned operations.

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF STAKOOL FAILS TO IMPLEMENT ITS BUSINESS PLAN.

The Company expects to face substantial risks, uncertainties, expenses, and difficulties because it is a development-stage company. Anthus Life was formed in Nevada on June 4, 2009. The Company has no demonstrable operations record of substance upon which you can evaluate the company’s business and prospects. The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. The company cannot guarantee that it will be successful in accomplishing its objectives.

As of the date of this prospectus the Company has had only limited start-up operations and has generated minimal revenues. Considering these facts, independent auditors have reservation about the company’s ability to continue as a going concern in the independent auditors’ report to the financial statements filed with our Form 10-K. In addition, the company’s lack of operating capital could negatively affect the value of its common shares and could result in the loss of your entire investment.

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our President and Chief Executive Officer, Joseph C. Canouse for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our activities. Moving forward, should we lose the services of Mr. Canouse, for any reason, we will incur costs associated with recruiting a replacement and delay in our operations. If we are unable to replace Mr. Canouse with another suitably trained individual, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could be devalued.

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

We may not be able to prevent others from using our intellectual property, and may be subject to claims by third parties that we infringe on their intellectual property.

Our products are created using proprietary formulations; however, we have no registered patents. Preventing and policing the unauthorized use of our intellectual property is often difficult and any steps we take may not, in every case, prevent the infringement by unauthorized third parties. Further, there can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful. We may need to resort to litigation to enforce our intellectual property rights, which may result in substantial costs and diversion of resources and management attention.

Further, although management does not believe that our products infringe on the intellectual rights of others, there is no assurance that we will not be the target of infringement or other claims. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to our management or interrupt our business.

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

THE PLANNED INCREASE IN THE NUMBER OF STORES WHERE ARE OUR PRODUCTS WILL BE AVAILABLE MAY MAKE FUTURE RESULTS UNPREDICTABLE.

Our future results depend on various factors, including successful selection of new markets, market acceptance of Anthus Life’s “ALC Experience”, consumer recognition of the quality of our products and willingness to pay our prices (which reflect our often higher ingredient costs,) the quality and performance of our equipment and general economic conditions. In addition, as with the experience of other retail food and beverage concepts who have tried to expand nationally, we may find that the Anthus Life concept has limited or no appeal to consumers in new markets or we may experience a decline in the popularity of the ALC Experience. Newly opened stores may not succeed, future markets may not be successful and average store revenue may not meet expectations.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD FALL BELOW THE EXPECTATIONS OF INVESTORS DUE TO VARIOUS FACTORS.

Our quarterly operating results may fluctuate significantly because of various factors, including:

1.	The impact of inclement weather, natural disasters and other calamities, such as earthquakes and/or hurricanes, which could cause a delay in getting our products to our consumers;

2.	unseasonably cold or wet weather conditions could cause a delay in getting our products to our consumers;

3.	profitability of our operations where our products are sold, especially in new markets;

4.	changes in comparable store sales and consumer visits, including the introduction of new product items;

5.	variations in general economic conditions, including those relating to changes in diesel and gasoline prices;

6.	negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at stores where our products are available;

7.	changes in consumer preferences and discretionary spending;

8.	increases in infrastructure costs; and

9.	fluctuation in supply prices.

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

STAKOOL MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

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

THE COST TO MEET OUR REPORTING AND OTHER REQUIREMENTS AS A PUBLIC COMPANY SUBJECT TO THE EXCHANGE ACT OF 1934 WILL BE SUBSTANTIAL AND MAY RESULT IN US HAVING INSUFFICIENT FUNDS TO EXPAND OUR BUSINESS OR EVEN MEET ROUTINE BUSINESS OBLIGATIONS.

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

Currently, there is a limited public market for our securities, and there can be no assurances that any public market will ever develop and, even if developed, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, namely ’STKO’. However, our stock has been thinly traded, if at all. Consequently, there can be no assurances as to whether:

●	any market for our shares will develop;

●	the prices at which our common stock will trade; or

●	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these risk factors, investor perception of our Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

We are subject to the penny stock rules which will make our securities more difficult to sell.

We are subject to the SEC’s “penny stock” rules because our securities sell below $5.00 per share. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Furthermore, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities will find it more difficult to sell their securities.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.

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

	December 31, 2012	December 31, 2011
Furniture and fixtures	$1,192	$1,192
Office equipment	649	649
Total property and equipment	1,841	1,841
Less: Accumulated depreciation	(1,013)	(530)
Property and equipment, net	$828	$1,311

Item 3. Legal Proceedings

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock was initially quoted on OTCBB under the symbol STKO. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the OTCQB.

Fiscal Year 2012 Quarters Ended:	High	Low
March 31, 2012	$0.0120	0.0110
June 30, 2012	0.0023	0.0023
September 30, 2012	0.0018	0.0008
December 31, 2012	0.0001	0.0001

Fiscal Year 2011 Quarters Ended:	High	Low
March 31, 2011	$0.02	$0.02
June 30, 2011	0.02	0.02
September 30, 2011	0.02	0.02
December 31, 2011	0.03	0.02

(b) Holders

As of April 8, 2013, there were approximately 272 stockholders of record of our common stock, and the closing price of our common stock was $0.0002 per share as reported by OTCQB.

(c) Dividends

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

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

Plan Of Operations

The Company strives to become a leading supplier of natural and organic products by maintaining the highest standards for quality, consistency, sustainability, product assortments, value-added support services and integrity in our business and personal relationships. Through trust and our commitment to quality we will build a loyal consumer following throughout North America.

An experienced core management team is in place and has reviewed, studied and analyzed the natural and/or organic product market. The Company plans to establish a procurement program and will work with outside professionals to build its business, create brands through eco-friendly packaging and distinctive labeling, and develop key distribution relationships.

The strategy is to have Anthus Life’s brand name strongly associated on all their distributed products and to focus on finding and developing the best USDA certified natural and/or organic food product options for North America. During 2013, the Company plans to continue to introduce additional USDA Certified Organic health product, positively impacting sales going forward. Also, for 2013, the Company’s R&D team will be diligently working to develop additional product line extensions to include but not limited to energy drinks, additional health food items, snacks, cookies, as well as the potential integration of advanced technologies such as nutraceuticals, etc.

In June 2009, Anthus Life secured a contract manufacturer with the requisite governmental approval, having completed the package design and is distributing the initial product offering. During the first half of 2012, the Company engaged efforts to entirely redesign the packaging (wrapper and display boxes) of its Natural plus Energy product line. The Company is excited about the opportunity to bring healthy, great tasting, and natural and/or organic food products at affordable prices to North American consumer market.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual report on Form 10-K and other reports filed by Stakool, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the years ended December 31, 2012 and 2011

Revenues

Total Revenue. Total revenues for the years ended December 31, 2012 and 2011 were $17,435 and $16,710, respectively. Total revenues were the result of our product sales. Total cost of goods sold was $36,491 and $24,120 for the years ended December 31, 2012 and 2011, respectively. Gross Loss was $19,056 and $7,410 for the years ended December 31, 2012 and 2011, respectively.

Expenses

Operating expenses: Total operating expenses for the years ended December 31, 2012 and 2011 were $3,934,440 and $1,310,231. Operating expenses consisted of professional fees of $454,201, stock-based compensation for common and preferred stock of $3,062,015, rent of $16,445 and selling, general and administrative expenses of $401,779. The changes in operating expenses were primarily the results of stock-based compensation and consulting fees.

Other income (expenses): Other income (expenses) for the years ended December 31, 2012 and 2011 were $1,431,487 and $7,100, respectively. Other income (expenses) consisted of forgiveness of debt of $3,750, interest expense of $8,344, amortization of debt discount of $30,013, loss on debt settlement of $320,688, loss on note settlement of $106,242, loss on stock issuance of $262,500 and loyalty expense of $707,450. The change in other income (expense) was primarily due to stock issued for less than market value, loss due to the settlement of debt and preferred stock issued to investors as a loyalty gift.

Liquidity & Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $5,384,983 for the year ended December 31, 2012 and $1,324,741 for the year ended December 31, 2011. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2012 we had minimal assets and a working capital deficit of $664,983. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the year ended December 31, 2012 and 2011 was ($179,022) and ($291,064), respectively. Net cash used in operating activities includes our net loss, accounts payable, depreciation, prepaid expenses, accrued interest, inventories and stock-based compensation.

Net cash provided by investing activities for the year ended December 31, 2012 and 2011 was $-0- and $34,493, respectively. Net cash provided by investing activities for the year ended December 31, 2011 included the purchase of property and equipment and the repayment to us of a note receivable.

Net cash provided by financing activities for the year ended December 31, 2012 and 2011 was $163,800 and $184,700, respectively. Net cash provided by financing activities for the year ended December 31, 2012 includes the proceeds from stock sales of $13,000 and the issuance of convertible notes payable of $150,800.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offering of our company’s securities. See “Note 8– Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

STAKOOL, INC.

TABLE OF CONTENTS

DECEMBER 31, 2012

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Stakool, Inc.

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Stakool, Inc., as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stakool, Inc., as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Stakool, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has negative working capital, has received limited revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 8. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC
Bingham Farms, Michigan
April 14, 2013

STAKOOL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$338	$15,560
Accounts receivable	—	3,211
Prepaid expenses	—	334,263
Inventories	—	21,925
Total current assets	338	374,959

Property and equipment, net	828	1,311

Other assets:
Deposits	1,700	1,700
Total assets	$2,866	$377,970

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$259,395	$14,710
Due for acquisition	—	220,000
Customer deposit	144	—
Stock payable	295,318	—
Notes payable	—	35,000
Loan payable	6,000	6,000
Convertible notes payable, net of debt discount	102,013	10,000
Accrued interest	2,451	10,299
Total current liabilities	665,321	296,009
Total liabilities	665,321	296,009

Stockholders’ equity (deficit)
Common stock, 4,000,000,000 shares authorized, 3,375,231,494, par value $0.00001 and 43,311,767, par value $0.001 shares issued and outstanding as of December 31, 2012 and 2011, respectively	33,008	43,312
Preferred stock A, 100,000,000 shares authorized, 0, par value $0.00001 and 10,000,000,par value $0.001 shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	10,000
Preferred stock B, 10 shares authorized, $0.00001 par value, 1 and 0 shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Preferred stock C, 30,000,000 shares authorized, $0.00001 par value, 341,180 and 0 shares issued and outstanding as of December 31, 2012 and 2011, respectively	3	—
Additional paid-in capital	6,296,248	1,556,450
Treasury stock	208	56,638
Deferred compensation	(22,500)	—
Accumulated deficit	(6,969,422)	(1,584,439)
Total stockholders’ equity (deficit)	(662,455)	81,961
Total liabilities and stockholders’ equity (deficit)	$2,866	$377,970

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Revenues	$17,435	$16,710
Cost of goods sold	36,491	24,120
Gross loss	(19,056)	(7,410)

Operating expenses
Professional fees	454,201	160,952
Stock based compensation	3,062,015	1,013,937
Rent	16,445	16,475
Selling, general & administrative	401,779	118,867
Total operating expenses	3,934,440	1,310,231
Loss from operations	(3,953,496)	(1,317,641)

Other income (expenses)
Forgiveness of debt	3,750	—
Interest expense	(8,344)	(7,100)
Amortization of debt discount	(30,013)	—
Loss on debt settlement	(320,688)	—
Loss on note settlement	(106,242)	—
Loss on stock issuance	(262,500)	—
Loyalty expense	(707,450)	—
Total other income (expenses)	(1,431,487)	(7,100)
Loss before provision for income taxes	(5,384,983)	(1,324,741)
Provision for income taxes	—	—
Net (loss)	$(5,384,983)	$(1,324,741)

Loss per common shares basic and diluted	$(0.01)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	864,334,607	17,172,526

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Additional				Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	paid-in Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2011	3,784,500	$3,785	—	$—	—	$—	—	$—	$368,815	$—	$—	$(259,698)	$112,902

Shares issued for cash at $0.10 per share	3,290,000	3,289	—	—	—	—	—	—	325,711	—	—	—	329,000

Equity issuance cost	—	—	—	—	—	—	—	—	(30,200)	—	—	—	(30,200)

Effects of reverse merge	79,425,737	79,426	10,000,000	10,000	—	—	—	—	(439,426)	—	—	—	(350,000)

Stock returned to treasury	(56,638,470)	(56,638)	—	—	—	—	—	—	—	56,638	—	—	—

Stock issued for services	4,450,000	4,450	—	—	—	—	—	—	440,550	—	—	—	445,000

Stock issued for services to a related party	9,000,000	9,000	—	—	—	—	—	—	891,000	—	—	—	900,000

Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,324,741)	(1,324,741)

Balance at December 31, 2011	43,311,767	43,312	10,000,000	10,000	—	—	—	—	1,556,450	56,638	—	(1,584,439)	81,961

Common stock issued for services	1,650,000	1,650	—	—	—	—	—	—	106,650	—	—	—	108,300

Common stock issued for services	2,650,000	2,650	—	—	—	—	—	—	47,965	—	—	—	50,615

Correction of outstanding shares	1,950,000	1,950	—	—	—	—	—	—	(1,950)	—	—	—	—

Stock issued for debt conversion	17,422,000	17,422	—	—	—	—	—	—	29,688	—	—	—	47,110

Stock issued for note payable sweetener	100,000	100	—	—	—	—	—	—	1,900	—	—	—	2,000

Cancellation of previously issued stock	—	—	—	—	—	—	—	—	35,879	(35,879)	—	—	—

Stock issued against stock payable	9,715,000	9,715	—	—	—	—	—	—	34,003	—	—	—	43,718

Adjustment for new par value of $0.00001	—	(76,775)	—	(9,900)	—	—	—	—	107,226	(20,551)	—	—	—

Common stock issued for services	2,000,000	20	—	—	—	—	—	—	5,580	—	—	—	5,600

Preferred C stock issued for services	—	—	—	—	—	—	18,000	—	45,000	—	(22,500)	—	22,500

Common stock issued to director for control	2,000,000,000	20,000	—	—	—	—	—	—	2,580,000	—	—	—	2,600,000

Preferred C stock issued for services	—	—	—	—	—	—	35,000	—	87,500	—	—	—	87,500

Preferred C stock issued for cash at $2.50 per share	—	—	—	—	—	—	5,200	—	13,000	—	—	—	13,000

Preferred B Stock issued to an officer and director for control	—	—	—	—	1	—	—	—	—	—	—	—	—

Stock issued for debt conversion	393,932,727	3,939	—	—	—	—	—	—	42,393	—	—	—	46,332

Common stock issued for services	375,000,000	3,750	—	—	—	—	—	—	446,250	—	—	—	450,000

Correction of outstanding shares	1,500,000	15	—	—	—	—	—	—	(15)	—	—	—	—

Stock issued against stock payable	526,000,000	5,260	—	—	—	—	—	—	46,640	—	—	—	51,900

Loss on issuance of stock against stock payable	—	—	—	—	—	—	—	—	262,500	—	—	—	262,500

Loss on stock issued for convertible note	—	—	—	—	—	—	—	—	106,242	—	—	—	106,242

Retired Preferred Series A stock	—	—	(10,000,000)	(100)	—	—	—	—	100	—	—	—	—

Intrinsic value of beneficial conversion feature of convertible note	—	—	—	—	—	—	—	—	35,800	—	—	—	35,800

Preferred C stock issued to prior stockholders as a loyalty gift	—	—	—	—	—	—	282,980	3	707,447	—	—	—	707,450

Net loss for the year ended December 31, 2012	—	—	—	—	—	—	—	—	—	—	—	(5,384,983)	(5,384,983)

Balance at December 31, 2012	3,375,231,494	$33,008	—	$—	1	$—	341,180	$3	$6,296,248	$208	$(22,500)	$(6,969,422)	$(662,455)

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss for the year	$(5,384,983)	$(1,324,741)
Adjustments to reconcile net loss to net cash used in operating activities
Forgiveness of debt	(3,750)	—
Depreciation expense	483	458
Amortization of debt discount	30,013	—
Issuance of Preferred C stock for loyalty	707,450	—
Issuance of Common and Preferred C stock for services	3,062,015	1,013,937
Loss on stock issuance	262,500	—
Loss on debt settlement	320,688	—
Loss on note conversion	106,242	—
Change in assets and liabilities:
Accounts and other receivables	3,211	(3,211)
Prepaid expense	334,263	2,766
Inventories	21,925	2,781
Accounts payable	309,601	9,846
Customer deposits	144	—
Stock payable	47,831	—
Accrued interest	3,345	7,100
Net cash used in operating activities	(179,022)	(291,064)

Cash flows from investing activities:
Purchase of property and equipment	—	(507)
Payments received on note receivable – related party	—	35,000
Net cash provided by investing activities	—	34,493

Cash flows from financing activities:
Proceeds from loans payable	—	6,000
Proceeds from convertible notes payable	150,800	10,000
Payments made on due to director loan	—	(100)
Payments on due for acquisition	—	(130,000)
Equity issuance cost	—	(30,200)
Proceeds from sale of Common stock	—	329,000
Proceeds from sale of Preferred C stock	13,000	—
Net cash provided by financing activities	163,800	184,700

Decrease in cash and cash equivalents	(15,222)	(71,871)
Cash and cash equivalent, beginning of period	15,560	87,431
Cash and cash equivalents, end of period	$338	$15,560

Supplemental cash flow information:
Cash paid for Income taxes	$—	$—
Cash paid for Interest	$—	$—
Supplemental non-cash investing and financing activities:
Issuance of stock payable for debt settlement	$284,917	$—
Stock issued against stock payable	$37,430	$—
Stock issued for accrued interest	$11,193	$—
Stock issued to settle note payable	$31,250	$—
Stock issued against convertible debt	$53,000	$—
Initial valuation of debt discount	$35,800	$—
Note payable recorded in connection with acquisition	$—	$350,000
Issuance of stock for deferred compensation	$22,500	$—
Prepaid expense recorded from stock issued for services	$—	$331,063

The accompanying notes are an integral part of these financial statements.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The company is headquartered in Jacksonville, FL.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP accounting”). The Company has adopted a December 31 fiscal year end.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Stakool, Inc. and its wholly-owned subsidiary Anthus Life Corp. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

CASH AND CASH EQUIVALENTS

Stakool considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had $338 and $15,560 of cash, respectively.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are carried at the approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE MEASUREMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

INVENTORIES

Inventories consist of natural and organic food products, wrappers and boxes, and are stated at the lower of cost or market. Cost is determined on the average cost method. Inventories are reviewed and reconciled quarterly. As of December 31, 2012, all inventories were written off due to spoilage.

ACCOUNTS RECEIVABLE

The Company’s receivables consist of billings to customers for products invoiced and shipped. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for bad debts is determined based on management’s estimate of uncollectible receivables. The allowance for doubtful accounts on receivables was $0 as of December 31, 2012. Bad debt expense related to customer receivables for the year ended December 31, 2012 was $462.

PROPERTY AND EQUIPMENT

The capital assets are being depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2012 and 2011. As of December 31, 2012 and 2011, the Company had no dilutive potential common shares.

REVENUE RECOGNITION

The Company derives revenue from the sale of its products. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the years ended December 31, 2012 and 2011 totaled $3,062,015 and $1,013,937, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense was $483 and $458 for the years ended December 31, 2012 and 2011, respectively. Property and equipment consisted of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Furniture and fixtures	$1,192	$1,192
Office equipment	649	649
Less: Accumulated depreciation	(1,013)	(530)
Property and equipment, net	$828	$1,311

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 4 – DUE FOR ACQUISITION

On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus where Anthus acquired all the shares of Stakool.

The Company recorded a liability in association with the agreement of purchase and sale in the amount of $350,000. The terms of the agreement required a $100,000 payment at closing with additional payments due over the next six months. The Company paid $30,000 of the remaining $250,000 during the year ended December 31, 2011. The payment terms were amended to require monthly payments between $15,000 and $30,000 from February 2012 through October 2012. As part of the amended terms, an additional $5,000 was added to the balance as interest. The balance for the amount due for acquisition was $220,000 as of December 31, 2011. An additional $5,000 of interest was also due at December 31, 2011. The entire balance was settled in 2012. See Note 5.

NOTE 5 – STOCK PAYABLE

On April 26, 2012, The Company entered into an agreement with Ironridge Global to settle $284,917.22 in accounts payable (which includes the balance of the Note Payable for the acquisition of Stakool by Anthus Life Corp., outstanding legal fees, filing fees, packaging costs and certain manufacturing costs), in exchange for unregistered shares of common stock. Pursuant to an order approving stipulation for settlement of claims between Ironridge and the Company, Ironridge is entitled to receive 1 million common shares plus that number of shares with an aggregate value equal to $332,748, divided by 70% of the following: the volume weighted average price of the issuer’s common stock over that number of consecutive trading days following the date of receipt required for the aggregate trading volume to exceed $1.75 million, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five trading days during such period.

Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of the Company’s total outstanding shares at any one time. Ironridge received an initial issuance of 9,715,000 shares, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph. For purposes of calculating the percent of class, the initial issuance to Ironridge was based upon a total of 87,549,167 shares of common stock outstanding immediately prior to the issuance of shares to Ironridge, such that 9,715,000 shares issued would represent approximately 9.99% of the outstanding common stock after such issuance. Ironridge received an additional 526,000,000 shares during the year ended December 31, 2012 and the remaining balance of the stock payable was $295,318 as of December 31, 2012.

In connection with the transaction, Ironridge agreed not to hold any short position in the issuer’s common stock, and not to engage in or affect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period.

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company issued a promissory note for $35,000 during the period ended December 31, 2009. The note bears 6% interest, is unsecured and due on demand. Interest expense was $2,100 and $2,100 for the years ended December 31, 2011 and 2010, respectively. Total accrued interest on this loan was $5,299 as of December 31, 2011. The note and all accrued interest were converted to shares of common stock during the first quarter of 2012.

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

On October 4, 2012, a portion of a note payable and related accrued interest were assigned to an unrelated party. The entire principal and accrued interest amount of $33,333 were converted to shares of common stock per the terms of the amended convertible note payable. A loss on the conversion of the note to stock of $106,242 was recorded in other expenses.

The Company borrowed $6,000 in December 2011. The loan is unsecured, non-interest bearing and due on demand. The balance of this loan was $6,000 as of December 31, 2012 and 2011, respectively.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible notes payable consist of the following at December 31, 2012 and 2011:

Convertible	2012	2011
On March 1, 2012, the Company executed a note payable for proceeds of $35,800. The note bears 0% interest, is unsecured and due on demand.	$22,800	$-

On October 5, 2012, the Company executed a convertible promissory note for proceeds of $32,500. The note bears 8% interest and is secured by common stock of the Company. The loan matures on July 10, 2013. Any principal balance remaining after the due date is subject to an increased interest rate of 22% APR. The principal and interest can be convertible into shares of the Company’s common stock at a 45% discount to the market price.	32,500	-

On August 15, 2012, the Company executed a convertible promissory note to Asher Enterprises, Inc. for proceeds of $32,500. The note bears a 8% interest and is secured by common stock of the Company. The loan matures on May 17, 2013. Any principal balance remaining after the due date is subject to a increased interest rate of 22% APR. The principal and interest can be convertible into shares of the Company’s common stock at a 45% discount to the market price.	32,500	-

On January 16, 2012, the Company issued a convertible promissory note to a shareholder for proceeds of $50,000. The note bears 10% interest and is secured by common stock of the Company. The loan matures on January 16, 2013. Beginning 30 days before the maturity date of January 16, 2013, the note and any accrued interest is convertible into shares of the Company’s common stock at $0.05 per share. Additionally, the Company issued 100,000 shares of common stock in connection with the note. The value of the shares of common stock will be recorded as additional interest amortized over the life of the loan. On October 4, 2012, $30,000 of principal and $3,333 of accrued interest were assigned to an unrelated party.	20,000	-

Debt Discount	(5,787)	-
Total notes payable	$102,013	$-
Less current maturities	$102,013	$-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company issued 2,000,000,000 shares of common stock and 1 share of convertible preferred B stock to an officer and director that has been classified as stock based compensation during the year ended December 31, 2012. The Company also recorded consulting expense paid to this director of $50,000 and $65,600 for consulting services during the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, the Company issued 35,000 shares of convertible preferred C stock for services rendered to related parties.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company filed an amendment to its Articles of Incorporation with the state of Nevada on July 23, 2012 to change the designation of its capital and preferred stock, as follows. The authorized common stock of the Company consist of 4,000,000,000 shares with a par value $0.00001. The Company also has 100,000,000 shares of par value $0.00001 Preferred A stock authorized, 10 shares of par value $0.00001 Preferred B stock authorized, and 30,000,000 par value $0.00001 par value Preferred C stock authorized. The Company adjusted the par value and additional paid in capital accounts on its balance sheet at September 30, 2012 for common and Preferred A stocks.

During the year ended December 31, 2012, the Company issued 1,950,000 shares of restricted common stock to initial private placement investors in Anthus Life per terms of their subscription agreements.

During the year ended December 31, 2012, the Company issued 3,650,000 shares of common stock and 9,000 shares of Convertible Preferred C stock to consultants for services. The Company also issued 9,000 shares of Convertible Preferred C stock to a consultant for deferred services.

During the year ended December 31, 2012, he Company issued 2,650,000 shares of common stock to the former management per the acquisition agreement.

During the year ended December 31, 2012 the Company issued 2,000,000,000 shares of common stock, 35,000 shares of Convertible Preferred C stock and 1 share of Convertible Preferred B stock to related parties that has been classified as stock based compensation during the year ended December 31, 2012.

On January 10, 2012, the Company retired 35,878,570 shares of common stock held in treasury at December 31, 2011.

During the year ended December 31, 2012, the Company converted five convertible notes payable from non-related parties along with the accrued interest for a total of $93,443 into 411,354,727 shares of its common stock. The Company also issued 100,000 shares of common stock for $2,000 to a non-related party.

During the year ended December 31, 2012, the Company issued 5,200 shares of preferred C stock for $13,000 in cash.

On April 26, 2012, the Company entered into an agreement with Ironridge Global to settle $284,917 in accounts payable (which includes the balance of the Note Payable for the acquisition of Stakool by Anthus Life Corp., outstanding legal fees, filing fees, packaging costs and certain manufacturing costs), in exchange for unregistered shares of common stock. Ironridge received an initial issuance of 9,715,000 shares of the Company’s common stock. During the year ended December 31, 2012 the Company issued an additional 526,000,000 shares of unrestricted common stock to Ironridge.

On September 14, 2012, the Company filed a Form S-8 with the Securities and Exchange Commission. The Form S-8 registered 400,000,000 shares of its common stock in connection with the Company’s 2012 Incentive Stock Plan.

During the month of October 2012, the Company issued 282,980 shares of the Company’s Convertible Preferred C stock. The stock was issued as an addendum to the subscription agreements associated with the open private placement investments made by various investors between fiscal year 2009 and 2011.

On October 5, 2012 the Company issued 375,000,000 shares of its common stock without restriction to various consultants for services. The Company registered the common stock with the Securities and Exchange Commission on Form S-8 on September 14, 2012.

During the year ended December 31, 2012, the Company issued 1,5000,000 shares of restricted common stock to initial private placement investors in Anthus Life per terms of their subscription agreements.

During the year ended December 31, 2012 the Company retired 10,000,000 shares of its Preferred A stock, which accounted for all of the issued and outstanding Preferred A Stock.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 9 – INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of $6,969,423 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$1,830,894	$405,412
Less: valuation allowance	(1,830,894)	(405,412)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$2,369,603	$538,709
Less: valuation allowance	(2,369,603)	(538,709)
Net deferred tax asset	$0	$0

NOTE 10 – GOING CONCERN

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

NOTE 11 – SUBSEQUENT EVENTS

On January 4, 2013 the Company issued 2,000 Preferred C Series shares in consideration for a $5,000 investment received from a third party.

On January 28, 2013 and March 15, 2013, the Company issued 155,698,106 and 70,000,000 shares of its common stock, respectively, without restriction, for outsourced professional services.  The Company registered the common stock with the Securities and Exchange Commission on Form S-8 on September 14, 2012, with additional shares, registered under Form S-8 filed on January 23, 2013.

On February 6, 2013, the Company signed a convertible note with Asher Enterprises for $10,500 in proceeds. This note carries an annual percentage rate of 8% with a maturity date of November 11, 2013.

On February 8, 2013, through majority vote of the Board of Directors, the Board removed Elsa Desousa. The Board unanimously agreed that the services of Ms. Desousa were no longer required. The removal of Ms. Desousa also canceled the 25,000 Preferred C Series share that were initially issued to her on September 24, 2012.

On February 8, 2013, the Company terminated three consulting agreements with Richard Desousa, Kenneth Radcliffe and Ana Pastorfide. The services performed by these individuals did not satisfactorily benefit the Company’s strategic direction, and as a result, management deemed it no longer necessary to maintain these agreements.

On March 13, 2013, the Company delivered three Senior Secured Convertible Promissory Notes, in the respective principal amounts of $34,500, $35,000 and $40,000, for outsourced professional services.  All of such notes provide for interest at the rate of 12% per annum, are payable on demand, and provide for conversion at the 5-day average closing bid price multiplied by 3.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

On February 8, 2013 the Company terminated a consulting agreement it had with 701877 Canada, Inc. for lack of performance, the consultant was originally issued 10,000 Preferred C Series shares on August 20, 2012, and these shares have been cancelled with this termination.

On February 20, 2013, the Company signed a convertible note with Asher Enterprises for $27,500 in proceeds. However, as of the date of this filing, this note has not yet been funded. The terms, once funded, state that the note carries and annual percentage rate of 8% with a maturity date of November 22, 2013.

On February 21, 2013 and March 9, 2013, Peter Hellwig returned 500,000,000 shares and 400,000,000 shares respectively of his 2 billion restricted common shares to treasury.

On March 9, 2013 the Company issued 300,000,000 shares of common its common stock to Ironridge Global in continued satisfaction of the 3(a)(10) Order for Approval of Stipulation for Settlement of Claims entered into between the Company and Ironridge Global on April 27, 2012.

On March 14, 2013 Asher Enterprises exercised its conversion rights on its note dated August 15, 2012 converting $8,200 of the $32,500 principle balance into 136,666,666 shares at $0.00006, leaving a remaining balance on the note of $24,300.

On March 15, 2013, the Board of Directors voted on the approval of a Change of Control in the management of the Company going forward. As a result, the, then current, Board of directors consisting of Peter Hellwig, Christian Breda and Kenji Katayama resigned their respective positions, and approved the appointment of Joseph C. Canouse as the sole Director and President and CEO of Stakool, Inc. and all of it operations.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2012.

Based on the review described above, our Chief Executive Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management evaluated the design and operation of our internal control over financial reporting as of December 31, 2012, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting were not effective.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not adequate and effective, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding the Officers and Directors of Stakool, Inc.

Our bylaws provide that our board of directors shall consist of at least one member and will be determined by resolution of our board of directors. The number of members of our board of directors is currently one.

The following table lists our directors and provides their respective ages and titles as of December 31, 2012.

Name	Age	Position
Peter Hellwig(1)	46	Director, President/CEO
Kenji Katayama(1)	55	Secretary/Director
Christian Breda(1)	29	Director
Elsa Desousa (2)	56	Director

Joseph C. Canouse(1)	49	Director, President/CEO

(1)	Effective March 15, 2013, Peter Hellwig, Kenji Katayama, and Christian Breda resigned as directors and from all officer positions then currently held; as of such date Joseph C. Canouse was appointed as Director, President and Chief Executive Officer.

(2)	Effective February 8, 2013, Elsa Desousa, was removed from the Board of Directors.

Joseph C. Canouse, age 49, Chief Executive Officer, Director Mr. Joseph C. Canouse, age 49, combines over twenty plus years of experience in finance, consulting and public company restructuring. Previously, he had been involved in financing public and private companies where his firms raised over one billion dollars, primarily in the firm he founded in 1995, J.P. Carey. From 2011 through present, Mr. Canouse has been the Chief Executive Officer for Quasar Aerospace Industries, Inc., an aviation-related company. From 2011 to present he has held the same position for Expert Group, Inc., a company that transitioned from financial services to becoming involved in bottling natural spring water. He has an undergraduate degree from Stetson University where he graduated in 1986.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Committees of the Board of Directors

The Company does not currently have any committees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2012, were timely, except for Form 10-K for the year ended December 31, 2011, which was filed on April 24, 2012, and Form 10-Q for the period ended March 31, 2012, which was filed on May 29, 2012.

Code of Ethics

We have not yet adopted a code of ethics because we wanted to complete our constitution of the Board prior to adopting such code of ethics to allow the entire Board to review and approve a code of ethics.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Earnings Compensation ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Peter Hellwig,	2012	$50,000	0	2,600,000	0	0	0	0	$2,650,000
President (1)	2011	$65,600	0	0	0	0	0	0	$65,600
	2010	$0	0	0	0	0	0	0	$0

Joseph C.	2012	-	-	-	-	-	-	-	-
Canouse (1)	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

(1)	Effective March 15, 2013, Peter Hellwig resigned as President and Chief Executive Officer and Joseph C. Canouse was appointed President and Chief Executive Officer.

Compensation of Directors

Any Director who also becomes our employee will receive no extra compensation for their service on our Board of Directors. Directors may be compensated for out-of-pocket expenses associated with attending Board of Directors’ meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2012, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Title of Class	Name of Beneficial Owner	Number of Shares	Percent of Class

Common	Joseph C. Canouse, Chief Executive Officer, President, and Director (1)	1,100,000,000	34.8%

(1)	Effective March 15, 2013, Peter Hellwig resigned as President, Chief Executive Officer and Director and Joseph C. Canouse was appointed as President, Chief Executive Officer and Director. In connection with such resignation and appointment, Mr. Hellwig assigned 1,100,000,000 shares of common stock to Mr. Canouse.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain consultants used by the Company may be paid in stock in lieu of cash, or in combination of stock and cash. The following consultants have been compensated with stock for services rendered: Sharon D. Mitchell (250,000 shares - legal services), Edward Avilies (700,000 shares – business and corporate development services), Shannon Miller Lifestyle (700,000 shares – advertising and promotion), Ludlow Capital, Inc. (investor/media relations – 2,000,000 shares), Brian Kistler (documentation support – 75,000,000 shares), Robin Hunt (documentation and financial reporting support – 75,000,000 shares), Ana Pastorfide (business development support – 75,000,000 shares), Richard Desousa (business development - 75,000,000 shares), Kenneth Radcliffe (business development – 75,000,000 shares)

We did not utilize promoters with regard to raising money through our private placement memorandum. Each investor was contacted directly by Peter Hellwig. Each investor was either a friend, family or a close business associate of the aforementioned.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by for services provided during our 2011 and 2012 fiscal years.

	2012	2011
Audit Fees	$19,000	$8,000
Audit Related Fees	$0	$0
Tax Fees	$1,200	$1,200

Totals	$20,200	$9,200

Audit Fees. The fees identified under this caption were for professional services rendered by Silberstein Ungar, PLLC for fiscal years 2011 and 2012 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2011and 2012 were pre-approved by Board of Directors.

PART IV

Item 15. Exhibits, Financial Statements, Schedules

3.1	Articles of Incorporation, as amended, incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 18, 2000.

3.2	Bylaws, incorporated by reference to the Company’ Registration Statement on Form 10/A filed with the Securities and Exchange Commission on December 17, 1998

3.3	Certificate of Designation, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.

3.4	Certificate of Correction, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.

4.1	Amendment to Amended Payment Schedule, incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on May 15, 2012.

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAKOOL, INC.

Date: April 16, 2013	By:	/s/ Joseph C. Canouse
	Name:	Joseph C. Canouse
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph C. Canouse	Chief Executive Officer, Principal Executive	April 16, 2013
Joseph C. Canouse	Officer, Principal Financial Officer, Principal
Accounting Officer, Sole Director

