Form 10-K/A
period 2012-12-31
STAKOOL, INC.
filed 2013-04-19
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2012, was 97,264,167. As of April 8, 2013 the registrant had 3,156,666,666 shares of its common stock, par value $0.00001; 0 shares of its Preferred A Series stock, par value $0.00001; 1 share of its Preferred B Series stock, par value $0.00001; and 308,180 shares of its Preferred C Series stock, par value $0.00001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to Stakool, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is (i) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T and (ii) to correct, on the cover page to the Form 10-K, scrivener’s errors and the number of shares issued and outstanding.

No other modifications or changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15. Exhibits, Financial Statements, Schedules

3.1	Articles of Incorporation, as amended, incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 18, 2000.

3.2	Bylaws, incorporated by reference to the Company’ Registration Statement on Form 10/A filed with the Securities and Exchange Commission on December 17, 1998

3.3	Certificate of Designation, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.

3.4	Certificate of Correction, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.

4.1	Amendment to Amended Payment Schedule, incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on May 15, 2012.

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* These exhibits were previously included in Stakool, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAKOOL, INC.

Date: April 19, 2013	By:	/s/ Joseph C. Canouse
	Name:	Joseph C. Canouse
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph C. Canouse	Chief Executive Officer, Principal Executive	April 19, 2013
Joseph C. Canouse	Officer, Principal Financial Officer,
Principal Accounting Officer, Sole Director