Form 10-Q
period 2013-03-31
STAKOOL, INC.
filed 2013-05-23
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

[ ]	Large Accelerated Filer	[ ]	Accelerated Filer

[ ]	Non-Accelerated Filer	[X]	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

As May 15, 2013, there were 3,508,888,889 shares outstanding of the registrant’s common stock.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

StaKool Inc.

Consolidated Balance Sheets

Unaudited

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash	$20	$338
Current Assets	20	338

Property, net	728	828
Office deposit	1,700	1,700
Total Assets	$2,448	$2,866

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account payable	$258,830	$259,395
Other liabilities	144	144
Accrued interest	4,305	2,451
Convertible note payable	133,217	102,013
Convertible note derivative liability	29,954
Loan due related parties	6,000	6,000
Stock payable	253,318	295,318
Total Current Liabilities	685,768	665,321

Stockholders’ Deficit
Common stock	31,362	33,008
Preferred Stock	3	3
Treasury stock	68	208
Deferred compensation	-	(22,500)
Paid In Capital	6,378,304	6,296,248
Accumulated deficit	(7,093,057)	(6,969,422)
Total Stockholders’ Deficit	(683,320)	(662,455)
Total Liabilities and Stockholders’ Deficit	$2,448	$2,866

See accompanying notes to consolidated financial statements.

StaKool Inc.

Consolidated Statements of Operations

Three Months Ended March 31

Unaudited

	2013	2012
Revenues	$64	$8,202
Cost of Goods Sold	682	2,935
Gross Margin	(618)	5,267

Operating Expenses
Professional fees	23,280	28,966
Consulting fees	16,664	27,800
Office expense	8,982	7,005
Investor and public relations	7,779	1,970
Communication	1,381	4,645
Bank services	636	311
Travel and entertainment	535	8,382
General and administrative expense	248	1,142
Payroll and related expense	125	159
Depreciation	100	100
Stock based compensation	29,570	761,063
Advertising and promotion	-	9,262
Insurance	-	625

Total Operating Expenses	89,300	851,430

Loss from operations	(89,918)	(846,163)

Other expenses
Change in value of derivative liability	(13,782)	-
Loss on stock issuance	18,000	-
Interest expense	29,494	1,394

Loss before provision for income tax	(123,630)	(847,557)

Provision for income tax	-	-

Net Loss	$(123,630)	$(847,557)

Net Loss per share: Basic and diluted	$(0.00)	$(0.04)

Weighted Average Number of Shares Outstanding: Basic and diluted	3,304,798,994	19,543,374

See accompanying notes to consolidated financial statements.

StaKool Inc.

Consolidated Statement of Shareholders’ Equity (Deficit) (Unaudited)

	Common Stock		Preferred Stock		Additional	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Stock	Compensation	Deficit	Total

Balance December 31, 2010	3,784,500	$3,785	-	$-	$368,815	$-	$-	$(259,698)	$112,902
									0
Stock sold	3,290,000	3,289			325,711				329,000
Equity issuance expense					(30,200)				(30,200)
Merger related stock issued	79,425,737	79,426	10,000,000	10,000	(439,426)				(350,000)
Acquire treasury stock	(56,638,470)	(56,638)				56,638			0
Stock issued for services	4,450,000	4,450			440,550		(22,500)		422,500
Stock issued to Board for services	9,000,000	9,000			891,000				900,000
Net loss								(1,324,741)	(1,324,741)
Balance December 31, 2011	43,311,767	43,312	10,000,000	10,000	1,556,450	56,638	(22,500)	(1,584,439)	59,461

Stock issued for services	1,650,000	1,650			106,650				108,300
Stock issued for services	2,650,000	2,650			47,965				50,615
Corrections to shares outstanding	1,950,000	1,950			(1,950)				0
Stock issued for debt conversion	17,422,000	17,422			29,688				47,110
Stock issued to note holder	100,000	100			1,900				2,000
Cancellation of stock previously issued					35,879	(35,879)			0
Merger related stock issued	9,715,000	9,715			34,003				43,718
Adjustment to Par Value		(76,775)		(9,900)	107,226	(20,551)			0
Stock issued for services	2,000,000	20			5,580				5,600
Stock issued for services			18,000		45,000				45,000
Stock issued to Director for services	2,000,000,000	20,000			2,580,000				2,600,000
Stock issued for services			35,000		87,500				87,500
Stock sold			5,200		13,000				13,000
Stock issued for debt conversion	393,932,727	3,939			42,393				46,332
Stock issued for services	375,000,000	3,750			446,250				450,000
Corrections to shares outstanding	1,500,000	15			(15)				0
Stock issued under financing agreement	526,000,000	5,260			46,640				51,900
Loss on stock issued under financing agreement.					262,500				262,500
Loss on stock issued for debt conversion					106,242				106,242
Cancellation of stock			(10,000,000)	(100)	100				0
Adjustment for conversion features					35,800				35,800
Loyalty stock issued to shareholders			282,980	3	707,447				707,450
Net loss								(5,384,983)	(5,384,983)
Balance December 31, 2012	3,375,231,494	33,008	341,180	3	6,296,248	208	(22,500)	(6,969,422)	(662,455)

Stock issued for services	225,698,106	2,257			27,313				29,570
Cancellation of stock	(900,000,000)	(9,000)			9,000				0
Stock issued for debt conversion	136,666,666	1,506			6,833				8,339
Stock issued under financing agreement	300,000,000	3,000			57,000				60,000
Corrections to shares outstanding	(1,500,000)	(15)			15				0
Stock sold			2,000		5,000				5,000
Cancellation of service contract			(25,000)		(22,500)		22,500		0
Adjust equity accounts and accumulated deficit		606			(605)			(5)	(4)
Cancellation of service contract			(10,000)						0
Adjust equity accounts						(140)			(140)
Net loss								(123,630)	(123,630)
Balance March 31, 2013	3,136,096,266	$31,362	308,180	$3	$6,378,304	$68	$0	$(7,093,057)	$(683,320)

See accompanying notes to consolidated financial statements.

StaKool Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31

Unaudited

	2013	2012
OPERATING ACTIVITIES
Net loss for the period	$(123,630)	$(847,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,570	761,063
Depreciation & Amortization	100	100
Loss on stock issuance	18,000	-
Amortization of debt discount	16,404	-
Change in value of derivative liability	(13,782)	-
Derivative expense	11,236	-
Changes in working capital items
(Increase) in account receivable	-	(2,638)
Decrease in prepaid expenses	-	3,200
(Increase) in inventory	-	(412)
Increase in accounts payable	44,430	13,507
Increase in accrued interest	1,854	1,394

Net cash used in operating activities	(15,818)	(71,343)

FINANCING ACTIVITIES

Proceeds from note payable - related party	-	35,800
Proceeds from note payable	10,500	50,000
Payment due for acquisition	-	(15,000)
Proceeds from stock sale	5,000	-

Net cash provided by financing activities	15,500	70,800

Net change in cash	(318)	(543)
Beginning cash	338	15,560
Ending Cash	$20	$15,017

Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$43,736	$-
Conversion of note to common stock	$8,339	$-
Issuance of promissory note for accrued expenses	$45,000	$-
Stock issued under financing agreement	$60,000	$-

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents

Stakool considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2013 and December 31, 2012, the Company had $20 and $338 of cash, respectively.

Inventories

Inventories consist of natural and organic food products, wrappers and boxes, and are stated at the lower of cost or market. Cost is determined on the average cost method. Inventories are reviewed and reconciled periodically.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, other liabilities, accrued interest, notes payable, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

MARCH 31, 2013

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

Accounts Receivable

The Company’s receivables consist of billings to customers for products invoiced and shipped. The Company charges off receivables if they determine that the amount is no longer collectible. The Company has not recorded any allowance for bad debts due to the limited sale of our products.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which could, at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At March 31, 2013 the Company had a convertible note outstanding that could be converted into 220,909,091 common shares. These are not presented in the statement of operations since the company incurred a loss and the effect of these shares is anti-dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  The Company did not issue any shares of common stock to management during the period ended March 31, 2012. There was $761,063 of stock-based compensation in the three months ended March 31, 2012. The Company did issued 225,698,106 common shares to service providers during the three months ended March 31, 2013. In addition the Company cancelled 35,879 shares of its Preferred C shares in conjunction with the termination of consulting contracts. The Company also cancelled 900,000,000 common shares returned to the Company by its former CEO. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Stakool does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 2 – INVENTORIES

Inventories consist of packaging and supplies used in the production of the company’s product. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

The Company had no inventory on hand at March 31, 2013 or December 31, 2012.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years.

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Furniture and fixtures	$1,334	$1,334
Equipment	$507	$507
Total property and equipment	$1,841	$1,841
Less: Accumulated depreciation	$(1,113)	$(1,013)
Property and equipment, net	$728	$828

NOTE 4 – NOTE PAYABLE

The Company issued two promissory notes during the three month period ended March 31, 2013. The first note for $10,500 is convertible into common stock of the Company 180 days after the date of the note at a discount of 45% for the lowest three trading prices for the stock during the ten day period ending on the latest complete trading day prior to the conversion date. The note bears interest at 8%, is unsecured, and matures in one year. The second note for $45,000, issued for legal services, is due on demand and bears no interest.

NOTE 5 – STOCK

The Company has 4,000,000,000 shares of common stock authorized with a par value of $0.00001, 100,000,000 shares of Series A Preferred stock with a par value of $0.00001, 10 shares of Series B Preferred stock with a par value of $0.00001, and 30,000,000 shares of Series C Preferred stock with a par value of $0.00001.

During the three month period ended March 31, 2013, the Company issued 662,364,772 shares of common stock. This included 225,698,106 shares to service providers, 300,000,000 due under our financing agreement with IronRidge Global, and 136,666,666 in conjunction with the conversion of a note payable. The company also cancelled 900,000,000 shares of common stock returned to the Company by the former CEO and made an adjustment to its records, reducing common shares outstanding by 1,500,000 shares, correcting a clerical error made previously. The Company terminated two consulting agreements and cancelled 35,000 shares of Series C Preferred stock. The Company also sold 2,000 shares of Series C Preferred stock at $2.50 per share to an investor.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On September 29, 2010, the Company signed a lease for office space in Jacksonville, Florida. The lease commenced on November 1, 2010 and is for a term of three years and one month. The monthly rent is $1,073.33 with annual increases. The lease required a security deposit of $1,700. Total rent expense was $8,545 which included common area maintenance during the period ended March 31, 2013.

Future payments under the lease at the present terms are approximately $8,700 until the termination date of November 30, 2013 plus the cost for common area maintenance.

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of March 31, 2013. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $7,100,000 that may be available to reduce our tax liability in future years. We estimate the benefits of this loss carry forward at $2,461,000 if the Company produces sufficient taxable income. No adjustment to the financial statements have been recorded for this potential tax benefit.

NOTE 9 – SUBSEQUENT EVENTS

On April 16, 2013 the Company issued a convertible note for $27,500. The note bears interest at 8% and matures within a year.

On April 17, 2013 the Company issued 101,666,667 shares of common stock for partial conversion of a note payable.

On April 19, 2013 the Company issued 101,666,667 shares of common stock for partial conversion of a note payable.

On May 6, 2013 the Company issued a convertible note for $22,500. The note bears interest at 8% and matures within a year.

On May 8, 2013 the Company issued 148,888,889 shares of common stock for partial conversion of a note payable.

As reported in our April 22, 2013 8K filing, the Company appointed Kevin P. Quirk President and Chief Executive Officer of the Company. He was also appointed as a member of the Board of Directors.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by StaKool, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-+-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

Anthus Life maintains its Natural plus Energy product line, and maintains its relationship with its contract manufacturer.  During 2012, the Company completed a complete redesign of its packaging related to wrappers and display boxes to be more in-line with consumer demand and expectations.

Under the direction of Kevin Quirk, the Company’s recently appointed Chief Executive Officer, the Company anticipates leveraging management’s experience and knowledge of the natural food and beverage industry. The vertical integration of this knowledge of the natural food and beverage industry will allow for the better redeployment of the Natural plus Energy product line, and will allow for a more comprehensive understanding of the distribution channels and retail positioning.  In addition, the natural food and beverage market continues to grow at a relatively substantial pace, and allows for the introduction of many functional food and beverage products.

Our management team will explore all aspects of the all-natural functional food and beverage industry, and effectively integrate and develop products tailored to those markets.  The management team feels confident that its understanding of the market will allow for the addition of several functional food and beverage products within the next 24-36 months that effectively capitalize on our knowledge and experience, and are capable of developing velocity throughout the all-natural retail market space.  The Company has access to a talented packaging and design team that will assist in the future development of well-conceived products and the appropriate consumer packaging that will allow for rapid consumer interest, appeal and adoption.

Results of Operations

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,
	2013	2012
Net sales	$64	$8,202
Gross margin	$(618)	$5,267
Operating expenses	$89,300	$851,430
Loss from operations	$(89,918)	$(846,163)
Other income (expense)	$(33,712)	$(1,394)
Net loss	$(123,630)	$(847,557)
Loss per common share – basic and diluted	$(0.00)	$(0.04)

Revenue

Total revenue for the three months ended March 31, 2013 was $64. Total revenues were from the sale of health food products.

Gross Margin

Gross margin for the three months ended March 31, 2013 was a loss of $618.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2013, consisted primarily of legal and accounting services ($52,850 or 59% of total operating expense) and consulting services ($16,664 or 18%).

Loss from Operations

Loss from operations for the three months ended March 31, 2013 was $123,630. The loss was primarily attributable to operating expenses totaling $89,300, a loss on stock issuance of $18,000, and interest expense of $29,494. These expenses were partially offset by a change in value of our derivative liabilities of $13,782.

Other Income (Expense)

Other expense, net of income, for the three months ended March 31, 2013, was $33,712. Other expenses included $18,000 representing a loss on stock issued in conjunction with a promissory note conversion and $29,494 in interest expense. The Company also recorded non-cash income of $13,782 representing the temporary decline the derivative value of convertible notes the Company has issued to finance operations.

Net Loss

Net Loss for the three months ended March 31, 2013, was $123,630. The net loss was primarily attributable to a lack of revenue and the operating expenses and other expenses as described above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity & Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Current Assets	$20	$338
Current Liabilities	$685,768	$665,321
Working Capital Deficit	$685,748	$664,983

At March 31, 2013, we had a working capital deficit of $685,748, as compared to a working capital deficit of $664,983, at December 31, 2012, an increase in the deficit of $20,765. The increase is primarily related to an increase in convertible notes payable issued in order to fund operating activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $123,630 for the three months ended March 31, 2013. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At March 31, 2013 we had minimal assets and a working capital deficit of $685,748. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2103 was $15,818. Net cash used in operating activities includes our net loss and an increase in accounts payable. This was offset by depreciation, a reduction in prepaid expenses, and an increase in accrued interest.

Net cash provided by financing activities for the three months ended March 31, 2103 was $15,500. Net cash provided by financing activities for this period consists primarily of the issuance of a convertible note, and the sale of Preferred stock.

We anticipate that our future liquidity requirements will arise from the need to fund operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated raising additional funds from the private equity sources and debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offering of our company’s securities. See “Note 7 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-Balance Sheet Arrangements

As of March 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

Our internal control over financial reporting were improved during the three month period ended March 31, 2013 with addition of experienced financial management staff familiar with control procedures. Excluding this addition, there was no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the SEC on April 19, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended March 31, 2013, the Company issued 2,000 shares of Series C Preferred stock to a private investor. This was exempt from registration under rule 144.

During the period ended March 31, 2013, the Company issued 225,698,106 shares of common stock for services provided. This was exempt from the registration under rule 144.

During the period ended March 31, 2013, the Company issued 136,666,666 shares of common stock for conversion of notes payable. This was exempt from registration under rule 144.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2013.

Item 4. Mine Safety Disclosure.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKOOL, INC.
Dated: May 23, 2013
/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

