Form 10-Q
period 2013-06-30
STAKOOL, INC.
filed 2013-08-14
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

As of August 12, 2013 there were 3,643,055,556 common shares outstanding of the registrant’s common stock.

2

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

STAKOOL, INC.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash	$3,739	$338
Due from related parties	2,816
Current Assets	6,555	338

Property and equipment, net	628	828
Office deposit		1,700
Total Assets	$7,183	$2,866

Liabilities and Stockholder’s Deficit
Liabilities
Current liabilities
Account payable	$233,563	$259,395
Other liabilities	31,678	144
Accrued interest	4,863	2,451
Convertible notes payable	171,406	102,013
Convertible notes derivative liability	57,203
Loan due related parties	6,000	6,000
Stock payable	226,018	295,318
Total Current Liabilities	730,731	665,321

Stockholder’s Deficit
Common stock - par value $0.00001 4,000,000,000 shares authorized, 29,039,066 shares outstanding.	290	330
Preferred stock - par value $0.00001 10,000,000 shares authorized, 308,180 shares outstanding.	3	3
Treasury stock	347	208
Deferred compensation		(22,500)
Paid in capital	6,487,796	6,328,926
Accumulated deficit	(7,211,984)	(6,969,422)
Total Stockholder’s Deficit	(723,548)	(662,455)
Total Liabilities and Stockholder’s Deficit	$7,183	$2,866

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$	$6,935	$64	$15,137
Cost of Goods Sold	1,834	12,586	2,515	15,522
Gross Margin	(1,834)	(5,651)	(2,451)	(385)

Operating Expenses
Professional fees	58,819	57,635	83,333	114,401
Office expense	185	10,234	9,417	17,038
Investor and public relations	2,321		8,999	10,519
Communication	400		1,781
Bank services	30	311	666	691
Travel and entertainment	2,634		3,168	15,637
Payroll and related expense			125
License and permits	159		159
Stock based compensation			45,000	761,063
Insurance		624		785
Total Operating Expenses	64,548	68,804	152,648	920,134

Loss from operations	(66,382)	(74,455)	(155,099)	(920,519)

Other Expenses
Change in value of derivative liability (decline)	(66,467)		(80,249)
Loss on stock issuance	11,700		29,700
Interest expense	108,313	2,644	137,807	2,644
Depreciation	100	200	200	200
Total Other Expenses, net	53,646	2,844	87,458	2,844

Loss before provision for income tax	(120,028)	(77,299)	(242,557)	(923,363)

Provision for income tax

Net Loss	$(120,028)	$(77,299)	$(242,557)	$(923,363)

Net Loss per share: Basic and Diluted	(0.00)	(0.10)	(0.01)	(1.43)

Weighted Average Number of Shares Outstanding: Basic and Diluted	31,322,242	755,988	31,885,864	644,127

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
(unaudited)
AS OF JUNE 30, 2013

	Common Stock		Preferred Stock		Treasury	Additional			Total
	Number		Number		Stock	Paid in	Deferred	Accumulated	Stockholders’
	of Shares	Amount	of Shares	Amount	Amount	Capital	Compensation	Deficit	Equity
Balance at December 31, 2012	31,043,194	$349	341,180	$3	$208	$6,328,907	$(22,500)	$(6,969,422)	$(662,455)

Stock issued for services	1,556,981	16				15,554			15,570
Stock issued for services	700,000	7				13,993			14,000
Cancellation of stock issued to management	(5,000,000)	(50)				50			0
Cancellation of stock issued to management	(4,000,000)	(40)				40			0
Stock issued for debt conversion	1,366,667	14				8,325			8,339
Loss on stock issued under financing agreement	3,000,000	30				59,970			60,000
Adjustment for reverse stock split	2,915,001	29				(29)			0
Issued for cash			2,000			5,000			5,000
Cancellation of service contracts			(35,000)			(22,500)	22,500		0
Correction of clerical error	(15,000)	0				0			0
Stock issued for debt conversion	1,016,667	10				6,090			6,100
Stock issued for debt conversion	1,016,667	10				6,090			6,100
Stock issued for debt conversion	1,488,889	15				13,385			13,400
Cancellation of stock issued to management	(11,000,000)	(110)				110			0
Stock issued under financing agreement	2,600,000	26				38,974			39,000
Stock issued for debt conversion	2,350,000	24				14,076			14,100
Adjust equity accounts	205,704	2			139	(239)		(5)	1
Adjust stock for reverse stock split	(205,704)	(42)							(42)
Net loss								(242,557)	(242,557)
Balance at June 30, 2013	29,039,066	$290	308,180	$3	$347	$6,487,796	$-	$(7,211,984)	$(723,548)

See accompanying notes to consolidated financial statements.

STAKOOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
	June 30,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss for the period	$(242,557)	$(923,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,570	761,063
Depreciation & Amortization	200	200
Loss on stock issuance	29,700	-
Adjustments to prior periods	(826)	-
Amortization of debt discount	83,293	-
Change in value of derivative liability	(80,249)	-
Derivative expense	33,402	-
Penalty on convertible note	16,250	-
Changes in working capital items
(Increase) in accounts receivable	(2,816)	(153)
(Increase) in other liabilities	31,534	-
Decrease in rental deposit	1,700	-
Decrease in prepaid expenses	-	313,263
Increase in accounts payable	3,738	16,522
Accrued interest	3,712	(10,299)
Increase in accrued interest - related parties	-	2,083
Net cash used in operating activities	(93,349)	159,316

FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	100
Proceeds from notes payable	91,750	50,000
Payment due for acquisition	-	(220,000)
Repayment of notes payable	-	(9,200)
Proceeds from sale of preferred stock	5,000	40,593
Cancellation of treasury stock	-	(35,879)
Net cash provided by financing activities	96,750	(174,386)

Net change in cash	3,401	(15,070)
Beginning cash	338	15,560
Ending cash	$3,739	$490

Non-cash Investing and Financing Activities:
Record derivative liability on notes	$115,286	-
Conversion of note to common stock	$46,600	-
Issuance of promissory note for accrued expenses	$45,000	-
Stock issued under financing agreement	$69,300	-

See accompanying notes to consolidated financial statements.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

On August 6, 2013, the Company filed a preliminary information statement on Schedule 14C regarding a 1 for 100 reverse stock split (the “Reverse Split”), which would reduce the number of issued and outstanding common shares from 3,463,055,556 to approximately 34,630,556.  The Reverse Split has been approved by the Company’s Board of Directors and a majority of its shareholders.  Fractional shares produced as a result of the Reverse Split will be rounded up to the next whole share. It is anticipated that the Reverse Split will become effective on or about September 6, 2013.  The consolidated financial statements have been retroactively adjusted to assume the effectiveness of the Reverse Split.

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

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Stakool considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 301, 2013 and December 31, 2012, the Company had $3,739 and $338 of cash, respectively.

Inventories

Inventories previously consisted of natural and organic food products, wrappers and boxes, and were stated at the lower of cost or market. Cost was determined on the average cost method. Inventories are reviewed and reconciled periodically. Currently, the company maintains no inventory.

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

Accounts Receivable

The Company’s receivables consist of one temporary cash advance to a related party for services provided. The advance was made during the second quarter of 2013. The Company charges off receivables if they determine that the amount is no longer collectible. The Company has not recorded any allowance for bad debts due to the limited sale of our products.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of that an arrangement exists, the revenue is fixed or determinable, the products are fully delivered or services have been provided and collection is reasonably assured.

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which could, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At June 30, 2013 the Company had a convertible note outstanding that could be converted into 6,272,727 common shares. These are not presented in the statement of operations since the company incurred a loss and the effect of these shares is anti-dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. The Company did not issue any shares of common stock to management during the period ended March 31, 2012. There was $761,063 of stock-based compensation in the six months ended June 30, 2012. The Company issued 2,256,981 common shares to a service provider during the six months ended June 30, 2013 which had a fair market value of $52,925. The company issued this stock to retire a past due payable recorded at $29,570. In addition the Company cancelled 35,879 shares of its Preferred C shares in conjunction with the termination of consulting contracts. The Company also cancelled 2,000,000,000 common shares returned to the Company by its former CEO. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Stakool does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or a loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk fee rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years.

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Furniture and fixtures		$1,841	$1,334
Equipment	$		$507
Total property and equipment		$1,841	$1,841
Less: Accumulated depreciation		$(1,213)	$(1,013)
Property and equipment, net		$628	$828

NOTE 3 – NOTE PAYABLE

The Company issued six promissory notes during the six month period ended June 30, 2013. These notes totaled $136,750 and are generally convertible into common stock of the Company 180 days after the date of the note at discounts of 30 % to 60% of the lowest average trading prices for the stock during periods ten to ninety days prior to the conversion date. The note bears interest at 8%, are unsecured, and matures within one year of the date issued. One of the notes for $45,000, issued for legal services, is due on demand and bears no interest.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 3 – NOTE PAYABLE (CONTINUED)

Balance Due
at June 30, 2013
On May 15, 2013 the Company executed a promissory note for $16,250. The note bears interest at 8 % and is secured by common stock of the Company. The loan matured July 10, 2013. The note represented an obligation due as a result of a penalty clause in a note issued in 2012. On June 14, 2013 the note was converted into 235,000,000 shares of common stock representing which represented $14,100 of the amount due.	$16,250

On October 5, 2012 the Company executed a promissory note for $32,500. The note bears interest at 8 % and is secured by common stock of the Company. The loan matures July 10, 2013. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the lowest trading price for the 90 day period prior to the conversion date. The discount rate is 60%. On June 14, 2013 a portion of the note was converted into 2,350,000 shares representing $14,100 of the note.	$18,400

On January 16,, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10’% and is secured by common stock of the Company. The loan matured January 16, 2013. The note was renewed and amended allowing conversion into common stock of the Company at a discount from the market price of 50% or the lowest trading price for the 3 day period prior to the conversion date. In 2012, the note holder converted $30,000 of the note into 2,639,327 shares of common stock. The $20,000 balance on the note remains outstanding.	$20,000

On February 6, 2013 the Company executed a promissory note for $10,500. The note bears interest at 8 % and is secured by common stock of the Company. The loan matures November 11, 2013. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the lowest trading price for the 90 day period prior to the conversion date. The discount rate is 60%.	$10,500

On March 5, 2013 the Company executed a promissory note for $45,000. The note bears interest at 8 % and is unsecured. The loan matures March 5, 2014 If agreed to by the Company, the note may be amended to allow it to be converted into common stock of the Company at a discount rate to be determined.	$45,000

On April 6, 2013 the Company executed a promissory note for $27,500. The note bears interest at 8 % and is secured by common stock of the Company. The loan matures January 18, 2014. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the lowest trading price for the 90 day period prior to the conversion date. The discount rate is 60%.	$27,500

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

On May 6, 2013 the Company executed a promissory note for $22,500. The note bears interest at 8 % and is secured by common stock of the Company. The loan matures January 18, 2014. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the 3 day average lowest trading price for a 10 day period prior to the conversion date. The discount rate is 45%.	$22,500

On June 4, 2013 the Company executed a promissory note for $15,000. The note bears interest at 8 % and is secured by common stock of the Company. The loan matures March 10, 2014. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the 3 day average lowest trading price for a 10 day period prior to the conversion date. The discount rate is 30%.	$15,000

On June 21, 2013 the Company amended a promissory note issued in 2012 with an outstanding balance of $22,800. The note can now be converted into common stock of the company at a discount of 45 % from the average lowest trading price for a 10 day period prior to the conversion date. On July 26, 2013 the note was converted into 320,000,000 shares of common stock.	$22,800

Unamortized discount due to derivative liabilities	$(26,544)

Total convertible notes outstanding, net	$171,406

NOTE 4 – STOCK

The Company has 4,000,000,000 shares of common stock authorized with a par value of $0.00001, 100,000,000 shares of Series A Preferred stock with a par value of $0.00001, 10 shares of Series B Preferred stock with a par value of $0.00001, and 30,000,000 shares of Series C Preferred stock with a par value of $0.00001.

During the six month period ended June 30, 2013, the Company issued 17,995,872 shares of common stock. This included 2,256,982 shares to service providers valued at $29,570, 8,500,000 due under our financing agreement with IronRidge Global valued at $98,300, and 7,238,890 in conjunction with the conversion of notes payable valued at $46,600. The company also cancelled 20,000,000 shares of common stock returned to the Company by the former CEO and made an adjustment to its records, reducing common shares outstanding by 15,000 shares, correcting an error. Before the recent change in management, the Company had limited staff and did not retain a full time financial manager. No attempt was made by the company to reconcile its internal record of stock issued to the records of the transfer agent. As a result the Company ledger of stock was incorrect, prompting the reduction. The Company terminated two consulting agreements and cancelled 35,000 shares of Series C Preferred stock. The Company also sold 2,000 shares of Series C Preferred stock at $2.50 per share to an investor.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On September 29, 2010, the Company signed a lease for office space in Jacksonville, Florida. The lease commenced on November 1, 2010 and is for a term of three years and one month. The monthly rent is $1,073.33 with annual increases. The lease required a security deposit of $1,700. Total rent expense was $8,545 which included common area maintenance during the period ended June 30, 2013. The landlord has cancelled this lease due to non-failure to timely pay rent.

NOTE 6 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of June 30, 2013. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 7 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $7,175,000 that may be available to reduce our tax liability in future years. We estimate the benefits of this loss carry forward at $2,482,000 if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit.

NOTE 8 – FAIR VALUE MEASUREMENT

The Company has adopted new guidance under ASC Topic 820, effective January 1, 2009. New authoritative accounting guidance (ASC Topic 820-10-15) under ASC Topic 820, Fair Value Measurement and Disclosures, delayed the effective date of ASC Topic 820-10 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until 2009.

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further new authoritative accounting guidance (ASU No. 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

The standard describes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Input other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 8 – FAIR VALUE MEASUREMENT (CONTINUED)

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair value of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair value as their fair value were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table sets forth the liabilities at June 30, 2013, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	6/30/13	(Level 1)	(Level 2)	(Level 3)
Convertible promissory note with embedded conversion option	$57,203	-0-	-0-	$57,203
Total	$57,203	-0-	-0-	$57,203

The following table sets forth a summary of change in fair value of our derivative liabilities for the six months ended June 30, 2013:

Beginning balance	-0-
Change in fair value of embedded conversion feature of convertible promissory notes included in earnings	$57,203
Ending balance	$57,203

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

On July 23, 2013 the Company issued a convertible note for $15,500. The note bears interest at 8% and matures within a year

As reported in our April 22, 2013 8K filing, the Company appointed Kevin P. Quirk President and Chief Executive Officer of the Company. He was also appointed as a member of the Board of Directors.

On August 6, 2013 the Company filed a Schedule 14C Information statement with the United States Securities and Exchange Commission reporting that it intends to effect a 1 for 100 reverse stock split of the Company’s common stock to be effective on or about September 6, 2013.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of Operations

For the Six Months Ended JUNE 30, 2013 Compared to the Six Months Ended JUNE 30, 2012

	For the Six Months Ended June 30,
	2013	2012
Net sales	$64	$15,137
Gross margin	$(2,451)	$(385)
Operating expenses	$152,648	$920,134
Loss from operations	$(155,099)	$(920,519)
Other income (expense)	$(42,453)	$(2,844)
Net loss	$(197,552)	$(923,363)
Loss per common share – basic and diluted	$(0.00)	$(0.04)

Revenue

Total revenue for the six months ended June 30, 2013 was $64. Total revenues were from the sale of health food products.

Gross Margin

Gross margin for the six months ended June 30, 2013 was a loss of $2,451 due to a lack of revenue. Revenue declined from $15,137 to $64 for the six month period ending June 30, 2012 and 2013 respectively.

Operating Expenses

For the six month periods ending June 30, operating expenses declined from $920,134 in 2012, to $152,648 in 2013. Of this decrease, $716,063 was produced by a reduction in stock based compensation. In 2012 the Company had issued common stock to compensate various consultants and service providers, due to a lack of revenue, which resulted in a shortage of cash-flow. This expense represented 83 % of Total Operating Expenses for the six months ended June 30, 2012. For the same period in 2013, this expense decreased to 29%. We also had a decrease in Professional Fees. This expense declined $31,068, from $114,401 in 2012, to $83,333 in 2013, due to a reduction in the number of consultants employed.

Loss from Operations

Loss from operations for the six months ended June 30, 2013 was $155,099. The loss was primarily attributable to a lack of revenue. However, operating expenses decreased significantly, as discussed above.

Other Income (Expense)

For the six month periods ended June 30, Other Expenses increased $84,614, from $2,844 in 2012 to $87,458 in 2013. In 2013 Other Expense included $29,700 representing a loss on stock issued in conjunction with our settlement with IronRidge Capital, as previously reported. Stock issued under this court ordered agreement is issued at a discount from the current market price, which results in a non-cash expense. Other Expense also included interest expense of $137,807 comprised of the amortization of discount on derivative liabilities of $83,293, a penalty of $16,250 incurred under the terms of a convertible note previously issued by the Company, placement commission expense of $1,150 for assistance in selling convertible notes, and interest of $3,712 accrued on convertible notes. The increases in Other Expense discussed above were offset, in part, by non-cash income of $80,249 which resulted from the temporary decline in the derivative value of convertible notes the Company has issued to finance operations.

Net Loss

Net Loss for the six months ended June 30, 2013, was $197,552. The net loss was primarily attributable to a lack of revenue and the operating expenses and other expenses as described above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity & Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Current Assets	$6,555	$338
Current Liabilities	$757,275	$665,321
Working Capital Deficit	$750,720	$664,983

At June 30, 2013, we had a working capital deficit of $750,720, as compared to a working capital deficit of $664,983, at December 31, 2012, an increase in the deficit of $85,737. The increase is primarily related to an increase in convertible notes payable issued in order to fund operating activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $197,552 for the six months ended June 30, 2013. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At June 30, 2013 we had minimal assets and a working capital deficit of $750,720. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2103 was $93,349. Net cash used in operating activities includes our net loss and an increase in accounts payable. This was offset by depreciation, a reduction in prepaid expenses, and an increase in accrued interest.

Net cash provided by financing activities for the six months ended June 30, 2103 was $96,750. Net cash provided by financing activities for this period consists primarily of the issuance of a convertible note, and the sale of Preferred stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

Our internal control over financial reporting were improved during the six month period ended June 30, 2013 with addition of experienced financial management staff familiar with control procedures. Excluding this addition, there was no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended June 30, 2013, the Company issued 2,000 shares of Series C Preferred stock to a private investor. This was exempt from registration under rule 144.

During the period ended June 30, 2013, the Company issued 225,698,106 shares of common stock for services provided. This was exempt from the registration under rule 144.

During the period ended June 30, 2013, the Company issued 723,888,889 shares of common stock for conversion of notes payable. This was exempt from registration under rule 144.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2013.

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
Dated: August 14, 2013
/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

