Form 10-Q
period 2013-09-30
FRESH PROMISE FOODS, INC.
filed 2013-11-19
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 00-24723

FRESH PROMISE FOODS, INC.

(Exact Name of registrant as specified in its charter)

Nevada	88-0393257
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1111 Alderman Drive, Suite 210

Alpharetta, Georgia 30005

(Address of Principal Executive Offices)

(770) 521-9826

(Registrant’s telephone number, including area code)

STAKOOL, INC.

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

As of November 18, 2013, there were 50,727,540 shares outstanding of the registrant’s common stock.

2

PART I. FINANCIAL  INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRESH PROMISE FOODS, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash	$73,293	$338
Due from related parties	2,380	-
Current Assets	75,673	338

Property and equipment, net	-	828
Office deposit	-	1,700
Total Assets	$75,673	$2,866

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Account payable	$232,052	$259,395
Other liabilities	77,118	144
Accrued interest	13,184	2,451
Convertible notes payable, net	277,068	102,013
Derivative liability	129,417	-
Loan due related parties	6,000	6,000
Payable to IronRidge Global	243,448	295,318
Total Current Liabilities	978,287	665,321

Stockholders' Deficit
Common stock - par value $0.00001 4,000,000,000 shares authorized, 43,089,661 and 31,043,194 shares outstanding, respectively.	431	330
Preferred stock - par value $0.00001 100,000,000 shares authorized, 308,180 and 341,180 shares outstanding, respectively.	3	3
Treasury stock	-	208
Deferred compensation	-	(22,500)
Additional Paid in capital	6,513,881	6,328,926
Accumulated deficit	(7,416,929)	(6,969,422)
Total Stockholders' Deficit	(902,614)	(662,455)
Total Liabilities and Stockholders' Deficit	$75,673	$2,866

See accompanying notes to consolidated financial statements.

FRESH PROMISE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September		September
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$2,251	$64	$17,388
Cost of Goods Sold	-	1,324	2,515	16,846
Gross Margin	-	927	(2,451)	542

Operating Expenses
Professional fees	67,765	167,029	276,028	264,226
Office expense	-	3,305	8,962	14,741
Investor and public relations	5,777	24,196	14,775	37,071
Communication	-	3,022	2,381	14,246
Bank services	-	323	681	1,013
Marketing	-	120	-	10,640
Travel and entertainment	3,809	3,223	6,978	15,390
Payroll and related expense	-	-	-	-
(Gain) or Loss on Change in value of derivative liability	(69,508)	-	(149,757)	-
Derivative liability expense	7,472	-	40,874	-
Acquisition expense	-	23,600	-	23,600
Depreciation	100	100	200	300
Loss on stock issuance to IronRidge Global	18,500	-	48,200	-
License and permits	2,675	-	2,834	2,800
Other miscellaneous expenses	330	-	395	-
Stock based compensation	-	2,662,500	29,570	3,423,563
Insurance	-	624		786
Total Operating Expenses	36,920	2,888,042	282,121	3,808,376

Loss from operations	(36,920)	(2,887,115)	(284,572)	(3,807,834)

Other Expenses
Loss on Impairment	628	-	628	-
Interest expense	53,302	1,250	162,302	3,894
Total Other Expenses, net	53,930	1,250	162,930	3,894

Loss before provision for income tax	(90,850)	(2,888,365)	(447,502)	(3,811,728)

Provision for income tax

Net Loss	$(90,850)	$(2,888,365)	$(447,502)	$(3,811,728)

Net Loss per share: Basic and Diluted	(0.00)	(0.38)	(0.01)	(1.31)

Weighted Average Number of Shares Outstanding: Basic and Diluted	43,089,661	7,519,690	32,679,708	2,905,733

See accompanying notes to consolidated financial statements.

FRESH PROMISE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss for the period	$(447,502)	$(3,811,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,570	3,423,563
Depreciation	200	300
Loss on stock issuance	48,200	-
Note premium expense	48,912	-
Note issued for services	124,500	-
Amortization of debt discount	101,328	-
Loss on Change in value of derivative liability	(149,757)	-
Derivative expense	40,874	-
Loss on Impairment	843	-
Changes in working capital items
(Increase) in accounts receivable	(2,816)	2,605
(Increase) in other liabilities	76,974	-
Decrease in Rental deposit	1,700	-
Decrease in inventory	-	(239)
Decrease in related party accounts receivable	436	-
Decrease in prepaid expenses	-	46,597
Increase (decrease) in accounts payable	1,510	393,997
Increase (Decrease) in Accrued interest	10,733	(10,299)
Increase in accrued interest - related parties	-	3,333
Net cash used in operating activities	(114,295)	48,129

FINANCING ACTIVITIES
Proceeds from notes payable	182,250	82,600
Payment due for acquisition	-	(220,000)
Repayment of notes payable	-	(9,300)
Proceeds from sale of stock	5,000	84,313
Net cash provided by (used in) financing activities	187,250	(62,387)

Net increase (decrease) in cash	72,955	(14,258)
Cash, beginning of year	338	15,560
Cash, end of period	$73,293	$1,302

Supplemental Cash Flow Information:
Cash paid for income taxes	-	-
Cash paid for interest	-	-

Non-cash Investing and Financing Activities:
Record derivative liability on notes	$279,174	-
Conversion of note to common stock	$171,550	-
Issuance of promissory note for accrued expenses	$154,500	-
Stock issued under financing agreement	$51,800	-

See accompanying notes to consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Promise Foods, Inc. f/k/a Stakool, Inc. f/k/a Mod Hospitality, Inc. (“Fresh Promise Foods,” the “Company” or “Stakool”) was incorporated in the State of Delaware in 1993. In 1997, the Company changed its Corporate Charter to the State of Nevada. On July 22, 2011, Stakool entered into an agreement of Purchase and Sale with Anthus Life Corp. (“Anthus”) where Anthus acquired 748,343 of the issued and outstanding shares of Stakool.

Anthus Life Corp. was incorporated in Nevada on September 4, 2009. Anthus is a developer and manufacturer of natural and organic food products packaged for consumer consumption. The Company has one product line in the natural food category currently, and will deploy several additional product lines fostering rapid growth in retail accounts, consumer exposure and revenue.

Effective August 5, 2013 the Company effected a 1 for 100 reverse stock split, which reduced the number of issued and outstanding common shares from 2,903,888,889 to approximately 29,039,066. Fractional shares produced as a result of this reverse stock split will be rounded up to the next whole share. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions of Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Principles of Consolidation

The consolidated financial statements include the financial statements of Fresh Promise Foods and its wholly-owned subsidiary Anthus Life Corp. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Cash and Cash Equivalents

Fresh Promise Foods considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had $73,293 and $338 of cash, respectively. The Company has no cash equivalents at September 30, 2013 and December 31, 2012,

Inventories

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Most significant estimates in the accompanying unaudited financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of stock-based employee and non-employee awards, valuation of warrants issued with debt, useful lives of property and equipment, and the measurement of derivative liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Accounts Receivable

The Company’s receivables consist of one temporary cash advance to a related party for services provided. The advance was made during the second quarter of 2013. The Company charges off receivables if they determine that the amount is no longer collectible. The Company has not recorded any allowance for bad debts due to the limited sale of our products.

Property and Equipment

Capital assets would be depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes. Currently, the Company has no capital assets.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At September 30, 2013 the Company had a convertible note or warrants outstanding that could be converted into approximately 13,540,000 common shares. These are not presented in the statement of operations since the company incurred a loss and the effect of these shares is anti-dilutive.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company recognizes share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate and therefore only recognizes compensation cost for those awards expected to vest over the service period of the award. The Company accounts for the grants of stock and option awards to employees in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumption used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, our share-based compensation expense could be materially different in the future.

The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

Fresh Promise Foods does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standard Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or a loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years.

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Furniture and fixtures	$1,334	$1,334
Equipment	$507	$507
Total property and equipment	$1,841	$1,841
Less: Accumulated depreciation	$(1,841)	$(1,013)
Property and equipment, net	$-	$828

NOTE 3 – NOTE PAYABLE

The Company issued eight promissory notes during the nine month period ended September 30, 2013. These notes totaled $233,800 and are generally convertible into common stock of the Company within 180 days after the date of the note at discounts of 30 % to 60% of the lowest average trading prices for the stock during periods ten to ninety days prior to the conversion date. Generally, the notes bears interest at 8%, are unsecured, and matures within one year of the date issued. One of the notes for $45,000, issued for services, is due on demand and bears no interest.

	Balance Due at	Balance Due at
	September 30, 2013	December 31, 2012
On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10’% and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. The loan matured January 16, 2013 and was renewed for an additional year. In 2012 a portion of the note ($30,000) was sold to a third party	$20,000	$20,000

That sold portion of the note was amended allowing conversion into to common stock of the Company. The third party converted the note to 2,639,327 shares of common stock in 2012. The Company had recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 323%, and an assumed dividend rate of 0%.	$-	$22,800

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 3 – NOTE PAYABLE (CONTINUED)

On March 5, 2013 the Company executed a promissory note for $45,000. The note bears interest at 8% and is unsecured. The loan matures March 5, 2014 If agreed to by the Company, the note may be amended to allow it to be converted into common stock of the Company at a discount rate to be determined.	$45,000	$-

On March 13, 2013 the Company executed three promissory notes for services provided totaling $109,500. The notes are payable upon demand and accrue interest at the rate of 12% per annum. The outstanding amounts owing under the notes can be converted into shares of common stock of the Company. The number of shares of common stock to be received by the holder upon conversion of the notes equals the amount of debt being converted divided by the average five day closing bid price at the time of conversion, multiplied by three.	$109,500	$-

On April 6, 2013 the Company executed a promissory note for $27,500. The note bears interest at 8% and is secured by common stock of the Company. The loan matures January 18, 2014. The note can be converted in to common stock 180 days after issuance. The note is convertible into common stock at a discount from the lowest trading price for the 90 day period prior to the conversion date. The discount rate is 60%. On September 30, 2013 $3,450 of the face amount of the note was converted into 539,063 shares of common stock of the company. The remaining balance of the note was repaid during October 2013 with cash.	$24,050	$-

On May 6, 2013 the Company executed a promissory note for $22,500. The note bears interest at 8% and is secured by common stock of the Company. The loan matures January 18, 2014. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the 3 day average lowest trading price for a 10 day period prior to the conversion date. The discount rate is 45%.	$22,500	$-

On July 23, 2013 the Company executed a promissory note for $15,500. The note bears interest at 8% and is secured by common stock of the Company. The loan matures April 25, 2014. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the 3 day average lowest trading price for a 10 day period prior to the conversion date. The discount rate is 45%.	$15,500	$-

On June 21, 2013 the Company amended a promissory note issued in 2012 with an outstanding balance of $22,800. The note can now be converted into common stock of the company at a discount of 45% from the average lowest trading price for a 10 day period prior to the conversion date. The note also contains a ratchet provision, and the Company has recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 323%, and an assumed dividend rate of 0%. On July 26, 2013 $17,600 of the note was converted in to 3,200,000 shares of common stock.	$5,200	$-

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 3 – NOTE PAYABLE (CONTINUED)

On June 4, 2013 the Company executed a promissory note for $15,000. The note bears interest at 8% and is secured by common stock of the Company. The loan matures March 10, 2014. The note can be converted into common stock 180 days after issuance The note is convertible into common stock at a discount from the 3 day. average lowest trading price for a 10 day period prior to the conversion date. The discount rate is 30%.	$15,000	$-

On September 11, 2013 the Company executed a promissory note for $15,000 as payment to a service provider. The note is convertible in to common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $8,077, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	$23,077	$-

On September 26, 2013 the Company executed a promissory note for $75,000. The note bears interest at 6% and is secured by common stock of the Company. The loan matures March 26, 2014. On September 30, 2013 the note was converted into 3,846,154 shares of common stock of the Company. The note also provided for the purchase of 4,000,000 shares by execution of a warrant agreement. The agreement expires two years from the date of the note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur, the warrant purchase price shall be reduced to the lower selling price. The Company has recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .001, volatility of 720%, and an assumed dividend rate of 0%.	$-	$-

On August 15, 2012 the Company executed a promissory note for $32,500. The note bears interest at 8% and is secured by common stock of the Company. The loan matures August 17, 2013. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the 3 day average lowest trading price for a 10 day period prior to the conversion date. The discount rate is 30%. The Company has recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 286%, and an assumed dividend rate of 0%. The note has been converted into 4,888,889 shares of common stock in 2013 after adjusting the amount of shares issued for our reverse stock split.	$-	$32,500

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 3 – NOTE PAYABLE (CONTINUED)

On October 5, 2012 the Company executed a promissory note for $32,500. The note bears interest at 8% and is secured by common stock of the Company. The loan matures July 10, 2013. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the 3 day average lowest trading price for a 10 day period prior to the conversion date. The discount rate is 30%. The Company has recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .006 volatility of 276%, and an assumed dividend rate of 0%. The note has been converted into 7,554,167 shares of common stock in 2013, after adjusting the amount of shares issued for our reverse stock split.	$-	$32,500

Unamortized debt discount on derivative liabilities	$(2,759)	$(5,787)

Total convertible notes outstanding, net of unamortized discounts	$277,068	$102,013

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 4,000,000,000 shares of common stock authorized with a par value of $0.00001 and 100,000,010 shares of Preferred stock with a par value of $0.00001.

During the nine month period ended September 30, 2013, the Company issued 32,046,193 shares of common stock. This included 2,256,982 shares to service providers valued at $29,570, 10,300,000 due under our financing agreement with IronRidge Global valued at $72,100, and 19,489,211 in conjunction with the conversion of notes payable valued at $195,600. An additional 274 shares were issued in conjunction with rounding adjustments due to our reverse stock split. The company also cancelled 20,000,000 shares of common stock returned to the Company by the former CEO and made an adjustment to its records, reducing common shares outstanding by 15,000 shares, correcting an error. The Company terminated two consulting agreements and cancelled 35,000 shares of Series C Preferred stock. The Company also sold 2,000 shares of Series C Preferred stock at $2.50 per share to an investor.

There was $3,423,563 of stock-based compensation in the nine months ended September 30, 2012. The Company issued 33,650 common shares and 14,400 Preferred C shares to service providers during the nine months ended September 30, 2012 which had a fair market value of $3,423,563. The company issued 2,256,982 common shares of stock during the nine month period ended September 30,2013 to retire a past due payable recorded at $29,570. In addition the Company cancelled 35,000 shares of its Preferred C shares in conjunction with the termination of consulting contracts. The Company also cancelled 2,000,000,000 common shares returned to the Company by its former CEO. To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On September 29, 2010, the Company signed a lease for office space in Jacksonville, Florida. The lease commenced on November 1, 2010 and is for a term of three years and one month. The monthly rent is $1,073 with annual increases. The lease required a security deposit of $1,700. Total rent expense was $8,545 which included common area maintenance during the period ended September 30, 2013. The landlord has cancelled this lease due to non-failure to timely pay rent.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 6 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of September 30, 2013. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 7 – INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $7,300,000 that may be available to reduce our tax liability in future years. We estimate the benefits of this loss carry forward at $2,557,000 if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit.

NOTE 8 – FAIR VALUE MEASUREMENT

The Company has adopted the guidance under ASC Topic 820 for financial instruments measured on a fair value on a recurring basis. ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further authoritative accounting guidance (ASU No. 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8 – FAIR VALUE MEASUREMENT (CONTINUED)

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

The following table sets forth the liabilities at September 30, 2013, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	9/30/13	(Level 1)	(Level 2)	(Level 3)
Convertible promissory note with embedded conversion option	$129,417	-0-	-0-	$129,417
Total	$129,417	-0-	-0-	$129,417

The following table sets forth a summary of change in fair value of our derivative liabilities for the nine months ended September 30, 2013:

Beginning balance	$-0-
Change in fair value of embedded conversion feature of convertible promissory notes and warrants included in earnings	$(100,419)
Embedded conversion option and warrant liability recorded in connection with the issuance of convertible promissory notes	$279,174
Change in fair value of embedded conversion feature of convertible promissory notes due to conversion	$(49,338)
Ending balance	$129,417

NOTE 9 – SUBSEQUENT EVENTS

On October 21, 2013 the Company issued a convertible note for $7,500. The note bears interest at 6% and matures April 21, 2014. The note is convertible into common stock of the Company at a discount of 35% off the prior day’s closing bid price.

On October 29, 2013 the Company issued a convertible note for $2,500. The note bears interest at 6% and matures April 29, 2014. The note is convertible into common stock of the Company at a discount of 35% off the prior day’s closing bid price.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

The Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission on October 15, 2013 providing notice that the Company had determined to change its name from Stakool, Inc. to Fresh Promise Foods, Inc. and to reduce the number of authorized common shares of the Company from 4,000,000,000 (four billion) to 475,000,000 (four hundred seventy five million).  To effect such name change and to effect such reduction in authorized common shares the Company filed certificates of amendment to its article of incorporation with the Secretary of State of the State of Nevada on November 6, 2013 and November 12, 2013, respectively.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 through the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Fresh Promise Foods, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

For the Three Months ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	2013	2012
Net sales	$-	$2,251
Gross margin	$-	$927
General and administrative expenses	$36,920	$2,888,042
Loss from operations	$(36,920)	$(2,887,115)
Other income (expense)	$(53,930)	$(1,250)
Net loss	$(90,850)	$(2,888,365)

Loss per common share – basic and diluted	$0.00	$(0.38)

Revenues

During the three months ended September 30, 2013, the Company had no revenues as it had ceased producing and marketing health foods. The Company had $2,251 in revenue in the third quarter of 2012.

Gross Profit

Gross profit for the three months ended September 30, 2013 was zero as compared to $927 during the corresponding three months ended September 30, 2012. The decrease in gross profit is due to the termination of health food operations.

General and Administrative Expenses

During the three months ended September 30, 2013, the Company incurred $36,920 in general and administrative expenses net of a gain on changes in our derivative liabilities of $69,508, compared to $2,888,042 for the same period in 2012. Stock based compensation costs related to the issuance of stock to officers and directors during the three months ended September 30, 2013 was zero, compared to $2,662,500 for the same period in 2012.

Further, Professional fees were $67,765 and $167,029, respectively, for the three months ended September 30, 2013 and 2012, a decrease of $99,264. The decrease was due to the termination of several consulting agreements.

Loss from Operations

Loss from operations for the three months ended September 30, 2013 was $36,920 as compared to $2,887,115 during the corresponding three months ended September 30, 2012. The decrease in loss was primarily attributable to the reduction of stock based compensation expense.

Other Expenses: Other expenses consist primarily of interest expense, all of which is related to the Company’s convertible promissory notes and related party loans issued to finance the Company.

Other expenses, for the three months ended September 30, 2013 was $53,930 as compared to $1,250 during the corresponding three months ended September 30, 2012.

Net Loss

Net loss for the three months ended September 30, 2013 was $90,850 compared to $2,888,365 for the same period in 2012. The decrease in net loss is attributable primarily to a reduction in stock based compensation and professional fees.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	For the Nine Months Ended September 30,
	2013	2012
Net sales	$64	$17,388
Gross margin	$(2,451)	$(16,846)
Operating expenses	$282,121	$3,784,476
Loss from operations	$(284,572)	$(3,783,934)
Other income (expense)	$(162,930)	$(27,794)
Net loss	$(447,502)	$(3,811,728)

Loss per common share – basic and diluted	$(0.00)	$(1.31)

Revenue

Total revenue for the nine months ended September 30, 2013 was $64. Total revenues were from the sale of health food products.

Gross Margin

Gross margin for the nine months ended September 30, 2013 was a loss of $2,451 due to a lack of revenue. Revenue declined from $17,388 to $64 for the nine month period ending September 30, 2012 and 2013 respectively, due to a shortage of working capital which caused the Company to cease operations.

Operating Expenses

For the nine month periods ending September 30, operating expenses declined from $3,783,934 in 2012, to $282,121 in 2013. Of this decrease, $3,393,993 was produced by a reduction in stock based compensation. In 2012 the Company had issued common stock to compensate various consultants and service providers, due to a lack of revenue, which resulted in a shortage of cash-flow. This expense represented 90% of Total Operating Expenses for the nine months ended September 30, 2012. For the same period in 2013, this expense decreased to 10%.

Loss from Operations

Loss from operations for the nine months ended September 30, 2013 was $284,572. The loss was primarily attributable to a lack of revenue. However, operating expenses decreased significantly, as discussed above.

Other Income (Expense)

For the nine month periods ended September 30, Other Expenses increased $74,653, from $27,794 in 2012 to $102,447 in 2013. In 2013 Other Expense included $48,200 representing a loss on stock issued in conjunction with our settlement with IronRidge Capital, as previously reported. Stock issued under this court ordered agreement is issued at a discount from the current market price, which results in a non-cash expense. Other Expense also included financing expense of $162,302 comprised of the amortization of discount on derivative liabilities of $101,328, put premiums on convertible notes of $48,912, placement commission expense of $1,150 for assistance in selling convertible notes, and interest of $10,912 accrued on convertible notes. The increases in Other Expense discussed above were offset, in part, by non-cash income of $149,757 which resulted from the temporary decline in the derivative value of convertible notes the Company has issued to finance operations and the elimination of derivative liabilities due to the conversion to common stock of the underlying notes.

Net Loss

Net Loss for the nine months ended September 30, 2013, was $447,502. The net loss was primarily attributable to a lack of revenue and the operating expenses and other expenses as described above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity & Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Current Assets	$75,673	$338
Current Liabilities	$978,287	$665,321
Working Capital Deficit	$902,614	$664,983

At September 30, 2013, we had a working capital deficit of $902,614, as compared to a working capital deficit of $664,983, at December 31, 2012, an increase in the deficit of $236,631. The increase is primarily related to an increase in convertible notes payable issued in order to fund operating activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $447,502 for the nine months ended September 30, 2013. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2013 we had minimal assets and a working capital deficit of $902,614. Our working capital deficit is due to the results of operations. However we are presently able to meet our short term obligations due to the sale of convertible notes in October 2013

Net cash used in operating activities for the nine months ended September 30, 2103 was $114,295. Net cash provided by financing activities for the nine months ended September 30, 2103 was $187,250. Net cash provided by financing activities for this period consists primarily of the issuance of a convertible note, and the sale of Preferred stock.

We anticipate that our future liquidity requirements will arise from the need to fund operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated raising additional funds from the private equity sources and debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offering of our company’s securities. See “Note 6 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-Balance Sheet Arrangements

As of September 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

Our internal control over financial reporting were improved during the nine month period ended September 30, 2013 with addition of experienced financial management staff familiar with control procedures. Excluding this addition, there was no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended September 30, 2013, the Company issued 2,000 shares of Series C Preferred stock to a private investor. This was exempt from registration under rule 144.

During the period ended September 30, 2013, the Company issued 2,256,982 shares of common stock for services provided. This was exempt from the registration under rule 144.

During the period ended September 30, 2013, the Company issued 19,489,211 shares of common stock for conversion of notes payable. This was exempt from registration under rule 144.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2013.

Item 4. Mine Safety Disclosure.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on November 6, 2013.*

3.2	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on November 12, 2013.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*  Filed Herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH PROMISE FOODS, INC.
Dated: November 19, 2013
/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

