Form 10-Q/A
period 2013-03-31
FRESH PROMISE FOODS, INC.
filed 2014-02-03
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

On November 14, 2013, Fresh Promise Foods, Inc.’s (the “Company”) independent registered public accounting firm D’Arelli Pruzansky, P.A. contacted our Board of Directors regarding a potential misstatement in the Company’s financial statements contained in its quarterly reports for the first and second quarters of 2013 filed with the Securities and Exchange Commission. On November 14, 2013, the Company’s board of directors (the “Board”) and chief executive officer, after consultation with Company’s independent registered public accounting firm, concluded that the following financial statements contained material misstatements: (1) the Company’s unaudited financial statements for the period ended March 31, 2013, filed in a quarterly report on Form 10-Q with the SEC on May 23, 2013; and (2) the Company’s unaudited financial statements for the period ended June 30, 2013, filed in a quarterly report on Form 10-Q with the SEC on August 14, 2013. The foregoing financial statements contained material misstatements pertaining to the failure to record three 12% convertible demand notes totaling $109,500 issued March 13, 2013 and accrued interest payable due on the notes. The notes were issued to a service provider to satisfy accrued expenses. The errors on these financial statements for the quarters ended March 31, 2013 and June 30, 2013 resulted in our Board of Directors concluding that these previously issued financial statements for the respective quarters should no longer be relied upon. The omissions were corrected by us on our financial statements for the quarters ended March 31, 2013 and June 30, 2013 and for the year to date through June 30, 2013. We have filed amendments to all financial statements and reports for those periods. The omissions were also identified and corrected on the 10 Q Quarterly Report filed with the Securities and Exchange Commission November 19, 2013, which may be relied upon.

2

3

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

StaKool Inc.

Consolidated Balance Sheets

Unaudited

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash	$20	$338
Current Assets	20	338

Property, net	728	828
Office deposit	1,700	1,700
Total Assets	$2,448	$2,866

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account payable	$258,830	$259,395
Other liabilities	144	144
Accrued interest	4,999	2,451
Convertible note payable	242,717	102,013
Convertible note derivative liability	29,954
Loan due related parties	6,000	6,000
Stock payable	253,318	295,318
Total Current Liabilities	795,962	665,321

Stockholders’ Deficit
Common stock	31,362	33,008
Preferred Stock	3	3
Treasury stock	68	208
Deferred compensation	-	(22,500)
Paid In Capital	6,378,304	6,296,248
Accumulated deficit	(7,203,251)	(6,969,422)
Total Stockholders’ Deficit	(793,514)	(662,455)
Total Liabilities and Stockholders’ Deficit	$2,448	$2,866

See accompanying notes to consolidated financial statements.

StaKool Inc.

Consolidated Statements of Operations

Three Months Ended March 31

Unaudited

	2013	2012
Revenues	$64	$8,202
Cost of Goods Sold	682	2,935
Gross Margin	(618)	5,267

Operating Expenses
Professional fees	132,780	28,966
Consulting fees	16,664	27,800
Office expense	8,982	7,005
Investor and public relations	7,779	1,970
Communication	1,381	4,645
Bank services	636	311
Travel and entertainment	535	8,382
General and administrative expense	248	1,142
Payroll and related expense	125	159
Depreciation	100	100
Stock based compensation	29,570	761,063
Advertising and promotion	-	9,262
Insurance	-	625

Total Operating Expenses	198,800	851,430

Loss from operations	(199,418)	(846,163)

Other expenses
Change in value of derivative liability	(13,782)	-
Loss on stock issuance	18,000	-
Interest expense	30,188	1,394

Loss before provision for income tax	(233,824)	(847,557)

Provision for income tax	-	-

Net Loss	$(233,824)	$(847,557)

Net Loss per share: Basic and diluted	$(0.00)	$(0.04)

Weighted Average Number of Shares Outstanding: Basic and diluted	3,304,798,994	19,543,374

See accompanying notes to consolidated financial statements.

StaKool Inc.

Consolidated Statement of Shareholders’ Equity (Deficit) (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	Total

Balance December 31, 2010	3,784,500	$3,785	-	$-	$368,815	$-	$-	$(259,698)	$112,902
									0
Stock sold	3,290,000	3,289			325,711				329,000
Equity issuance expense					(30,200)				(30,200)
Merger related stock issued	79,425,737	79,426	10,000,000	10,000	(439,426)				(350,000)
Acquire treasury stock	(56,638,470)	(56,638)				56,638			0
Stock issued for services	4,450,000	4,450			440,550		(22,500)		422,500
Stock issued to Board for services	9,000,000	9,000			891,000				900,000
Net loss								(1,324,741)	(1,324,741)
Balance December 31, 2011	43,311,767	43,312	10,000,000	10,000	1,556,450	56,638	(22,500)	(1,584,439)	59,461

Stock issued for services	1,650,000	1,650			106,650				108,300
Stock issued for services	2,650,000	2,650			47,965				50,615
Corrections to shares outstanding	1,950,000	1,950			(1,950)				0
Stock issued for debt conversion	17,422,000	17,422			29,688				47,110
Stock issued to note holder	100,000	100			1,900				2,000
Cancellation of stock previously issued					35,879	(35,879)			0
Merger related stock issued	9,715,000	9,715			34,003				43,718
Adjustment to Par Value		(76,775)		(9,900)	107,226	(20,551)			0
Stock issued for services	2,000,000	20			5,580				5,600
Stock issued for services			18,000		45,000				45,000
Stock issued to Director for services	2,000,000,000	20,000			2,580,000				2,600,000
Stock issued for services			35,000		87,500				87,500
Stock sold			5,200		13,000				13,000
Stock issued for debt conversion	393,932,727	3,939			42,393				46,332
Stock issued for services	375,000,000	3,750			446,250				450,000
Corrections to shares outstanding	1,500,000	15			(15)				0
Stock issued under financing agreement	526,000,000	5,260			46,640				51,900
Loss on stock issued under financing agreement.					262,500				262,500
Loss on stock issued for debt conversion					106,242				106,242
Cancellation of stock			(10,000,000)	(100)	100				0
Adjustment for conversion features					35,800				35,800
Loyalty stock issued to shareholders			282,980	3	707,447				707,450
Net loss								(5,384,983)	(5,384,983)
Balance December 31, 2012	3,375,231,494	33,008	341,180	3	6,296,248	208	(22,500)	(6,969,422)	(662,455)

Stock issued for services	225,698,106	2,257			27,313				29,570
Cancellation of stock	(900,000,000)	(9,000)			9,000				0
Stock issued for debt conversion	136,666,666	1,506			6,833				8,339
Stock issued under financing agreement	300,000,000	3,000			57,000				60,000
Corrections to shares outstanding	(1,500,000)	(15)			15				0
Stock sold			2,000		5,000				5,000
Cancellation of service contract			(25,000)		(22,500)		22,500		0
Adjust equity accounts and accumulated deficit		606			(605)			(5)	(4)
Cancellation of service contract			(10,000)						0
Adjust equity accounts						(140)			(140)
Net loss								(233,824)	(123,630)
Balance March 31, 2013	3,136,096,266	$31,362	308,180	$3	$6,378,304	$68	$0	$(7,203,251)	$(793,514)

See accompanying notes to consolidated financial statements.

StaKool Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31

Unaudited

	2013	2012
OPERATING ACTIVITIES
Net loss for the period	$(233,824)	$(847,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,570	761,063
Notes issued for professional services	109,500	-
Depreciation & Amortization	100	100
Loss on stock issuance	18,000	-
Amortization of debt discount	16,404	-
Change in value of derivative liability	(13,782)	-
Derivative expense	11,236	-
Changes in working capital items
(Increase) in account receivable	-	(2,638)
Decrease in prepaid expenses	-	3,200
(Increase) in inventory	-	(412)
Increase in accounts payable	44,430	13,507
Increase in accrued interest	2,548	1,394

Net cash used in operating activities	(15,818)	(71,343)

FINANCING ACTIVITIES

Proceeds from note payable - related party	-	35,800
Proceeds from note payable	10,500	50,000
Payment due for acquisition	-	(15,000)
Proceeds from stock sale	5,000	-

Net cash provided by financing activities	15,500	70,800

Net change in cash	(318)	(543)
Beginning cash	338	15,560
Ending Cash	$20	$15,017

Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$43,736	$-
Conversion of note to common stock	$8,339	$-
Issuance of promissory note for accrued expenses	$154,500	$-
Stock issued under financing agreement	$60,000	$-

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

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

NOTE 4 – NOTES PAYABLE

The Company issued five promissory notes during the three month period ended March 31, 2013. The first note for $10,500 is convertible into common stock of the Company 180 days after the date of the note at a discount of 45% for the lowest three trading prices for the stock during the ten day period ending on the latest complete trading day prior to the conversion date. The note bears interest at 8%, is unsecured, and matures in one year. The second note for $45,000, issued for legal services, is due on demand and bears no interest. The third, fourth, and fifth notes were

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 4 – NOTES PAYABLE (CONTINUED)

issued to a service provider and total $109,500. These notes bear interest at 12%, are due on demand, and may be converted into common stock of the Company using the following formula: (Face amount of note plus accrued interest to be converted) divided by (the average five day closing bid price of the Company’s common stock for the five days immediately prior to the conversion request date) multiplied by (three). (Conversion amount/ (average price x three) ). These three notes were not recorded timely by the prior management and, when discovered, caused the current management to amend this Form 10-Q report.

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

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Results of Operations

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,
	2013	2012
Net sales	$64	$8,202
Gross margin	$(618)	$5,267
Operating expenses	$198,800	$851,430
Loss from operations	$(199,418)	$(846,163)
Other income (expense)	$(34,406)	$(1,394)
Net loss	$(233,824)	$(847,557)
Loss per common share – basic and diluted	$(0.00)	$(0.04)

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

Loss from Operations

Loss from operations for the three months ended March 31, 2013 was $199,418. The loss was primarily attributable to operating expenses totaling $198,800, a loss on stock issuance of $18,000, and interest expense of $30,188. These expenses were partially offset by a change in value of our derivative liabilities of $13,782.

Other Income (Expense)

Other expense, net of income, for the three months ended March 31, 2013, was $34,406. Other expenses included $18,000 representing a loss on stock issued in conjunction with a promissory note conversion and $30,188 in interest expense. The Company also recorded non-cash income of $13,782 representing the temporary decline the derivative value of convertible notes the Company has issued to finance operations.

Net Loss

Net Loss for the three months ended March 31, 2013, was $233,824. The net loss was primarily attributable to a lack of revenue and the operating expenses and other expenses as described above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity & Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Current Assets	$20	$338
Current Liabilities	$795,962	$665,321
Working Capital Deficit	$795,942	$664,983

At March 31, 2013, we had a working capital deficit of $795,942, as compared to a working capital deficit of $664,983, at December 31, 2012, an increase in the deficit of $130,959. The increase is primarily related to an increase in convertible notes payable issued in order to fund operating activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $233,824 for the three months ended March 31, 2013. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At March 31, 2013 we had minimal assets and a working capital deficit of $795,942. Our working capital deficit is due to the results of operations.

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

(b) Changes in Internal Control over Financial Reporting.

Our internal control over financial reporting were improved during the three month period ended March 31, 2013 with addition of experienced financial management staff familiar with control procedures in April 2013. Excluding this addition, there was no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

7

During the period ended March 31, 2013, the Company issued 136,666,666 shares of common stock for conversion of notes payable. This was exempt from registration under rule 144.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2013.

Item 4. Mine Safety Disclosure.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” herewith and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH PROMISE FOODS, INC.

Dated: January 31, 2014	/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

