Form 10-Q/A
period 2013-06-30
FRESH PROMISE FOODS, INC.
filed 2014-02-03
CIK 1058330

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

2

3

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

STAKOOL, INC.

Consolidated Balance Sheet

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash	$3,739	$338
Due from related parties	2,816
Current Assets	6,555	338

Property and equipment, net	628	828
Office deposit		1,700
Total Assets	$7,183	$2,866

Liabilities and Stockholder’s Deficit
Liabilities
Current liabilities
Account payable	$233,962	$259,395
Other liabilities	31,678	144
Accrued interest	10,220	2,451
Convertible notes payable	280,906	102,013
Convertible notes derivative liability	57,203
Loan due related parties	6,000	6,000
Stock payable	226,018	295,318
Total Current Liabilities	845,987	665,321

Stockholder’s Deficit
Common stock - par value $0.00001 4,000,000,000 shares authorized, 29,039,066 shares outstanding.	290	330
Preferred stock - par value $0.00001 10,000,000 shares authorized, 308,180 shares outstanding.	3	3
Treasury stock	347	208
Deferred compensation		(22,500)
Paid in capital	6,486,497	6,328,926
Accumulated deficit	(7,325,941)	(6,969,422)
Total Stockholder’s Deficit	(838,804)	(662,455)
Total Liabilities and Stockholder’s Deficit	$7,183	$2,866

See accompanying notes to consolidated financial statements.

STAKOOL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$	$6,935	$64	$15,137
Cost of Goods Sold	1,834	12,586	2,515	15,522
Gross Margin	(1,834)	(5,651)	(2,451)	(385)

Operating Expenses
Professional fees	58,819	57,635	192,833	114,401
Office expense	185	10,234	9,817	17,038
Investor and public relations	2,321		8,999	10,519
Communication	400		1,781
Bank services	30	311	666	691
Travel and entertainment	2,634		3,168	15,637
Payroll and related expense			125
License and permits	159		159
Stock based compensation			45,000	761,063
Insurance		624		785
Total Operating Expenses	64,548	68,804	262,548	920,134

Loss from operations	(66,382)	(74,455)	(264,999)	(920,519)

Other Expenses
Change in value of derivative liability (decline)	(66,467)		(80,249)
Loss on stock issuance	11,700		29,700
Interest expense	111,809	2,644	141,864	2,644
Depreciation	100	200	200	200
Total Other Expenses, net	57,142	2,844	91,515	2,844

Loss before provision for income tax	(123,524)	(77,299)	(356,514)	(923,363)

Provision for income tax

Net Loss	$(123,524)	$(77,299)	$(356,514)	$(923,363)

Net Loss per share: Basic and Diluted	(0.00)	(0.10)	(0.01)	(1.43)

Weighted Average Number of Shares Outstanding: Basic and Diluted	31,322,242	755,988	31,885,864	644,127

See accompanying notes to consolidated financial statements.

STAKOOL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)

(unaudited)

AS OF JUNE 30, 2013

	Common Stock		Preferred Stock		Treasury	Additional			Total
	Number		Number		Stock	Paid in	Deferred	Accumulated	Stockholders’
	of Shares	Amount	of Shares	Amount	Amount	Capital	Compensation	Deficit	Equity
Balance at December 31, 2012	31,043,194	$349	341,180	$3	$208	$6,328,907	$(22,500)	$(6,969,422)	$(662,455)

Stock issued for services	1,556,981	16				15,554			15,570
Stock issued for services	700,000	7				13,993			14,000
Cancellation of stock issued to management	(5,000,000)	(50)				50			0
Cancellation of stock issued to management	(4,000,000)	(40)				40			0
Stock issued for debt conversion	1,366,667	14				8,325			8,339
Loss on stock issued under financing agreement	3,000,000	30				59,970			60,000
Adjustment for reverse stock split	2,915,001	29				(29)			0
Issued for cash			2,000			5,000			5,000
Cancellation of service contracts			(35,000)			(22,500)	22,500		0
Correction of clerical error	(15,000)	0				0			0
Stock issued for debt conversion	1,016,667	10				6,090			6,100
Stock issued for debt conversion	1,016,667	10				6,090			6,100
Stock issued for debt conversion	1,488,889	15				13,385			13,400
Cancellation of stock issued to management	(11,000,000)	(110)				110			0
Stock issued under financing agreement	2,600,000	26				38,974			39,000
Stock issued for debt conversion	2,350,000	24				14,076			14,100
Adjust stock for reverse stock split	(205,704)	(42)			3	39			0
Adjust equity accounts and accumulated deficit	205,704	2			136	(277)		(5)	(144)
Rounding error adjustments						(1,300)			(1,300)
Net loss								(356,514)	(356,514)
Balance at June 30, 2013	29,039,066	$290	308,180	$3	$347	$6,486,497	$-	$(7,325,941)	$(838,804)

See accompanying notes to consolidated financial statements.

STAKOOL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
	June 30,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss for the period	$(356,514)	$(923,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,570	761,063
Issuance of promissory note for accrued expenses	109,500	-
Depreciation & Amortization	200	200
Loss on stock issuance	29,700	-
Adjustments to prior periods	(826)	-
Amortization of debt discount	83,293	-
Change in value of derivative liability	(80,249)	-
Derivative expense	33,402	-
Penalty on convertible note	16,250	-
Changes in working capital items
(Increase) in accounts receivable	(2,816)	(153)
(Increase) in other liabilities	31,534	-
Decrease in rental deposit	1,700	-
Decrease in prepaid expenses	-	313,263
Increase in accounts payable	3,738	16,522
Accrued interest	8,169	(10,299)
Increase in accrued interest - related parties	-	2,083
Net cash used in operating activities	(93,349)	159,316

FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	100
Proceeds from notes payable	91,750	50,000
Payment due for acquisition	-	(220,000)
Repayment of notes payable	-	(9,200)
Proceeds from sale of preferred stock	5,000	40,593
Cancellation of treasury stock	-	(35,879)
Net cash provided by financing activities	96,750	(174,386)

Net change in cash	3,401	(15,070)
Beginning cash	338	15,560
Ending cash	$3,739	$490

Non-cash Investing and Financing Activities:
Record derivative liability on notes	$115,286	-
Conversion of note to common stock	$46,600	-
Issuance of promissory note for accrued expenses	$154,500	-
Stock issued under financing agreement	$69,300	-

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

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 3 – NOTE PAYABLE (CONTINUED)

	Balance Due at
	6/30/2013	6/30/12
On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10'% and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. The loan matured January 16,2013 and was renewed for an additional year. In 2012 a portion of the note ($30,000) was sold to a third party.	$20,000	$20,000

That sold portion of the note was amended allowing conversion into to common stock of the Company. The third party converted the note to 2,639,327 shares of common stock in 2012. The Company had recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 323%, and an assumed dividend rate of 0%.	$22,800	$22,800

On August 15, 2012 the Company executed a promissory note for $32,500. The note bears interest at 8% and is secured by common stock of the Company. The note is convertible into common stock of the Company at a discount of 45% of the average lowest trading price for a 5 day period prior to the conversion date.		$32,500

On October 05, 2012 the Company executed a promissory note for $32,500. The note bears interest at 8% and is secured by common stock of the Company. The note is convertible into common stock of the Company at a discount of 45% of the average lowest trading price for a 5 day period prior to the conversion date.	$18,400	$32,500

Penalty on note for late filing with SEC - reversed in Quarter 3	$16,250

On February 6, 2013 the Company executed a promissory note for $10,500. The note bears interest at 8 % and is secured by common stock of the Company. The loan matures November 11, 2013. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the lowest trading price for the 90 day period prior to the conversion date. The discount rate is 60%.	$10,500

On March 5, 2013 the Company executed a promissory note for $45,000. The note bears interest at 8 % and is unsecured. The loan matures March 5, 2014 If agreed to by the Company, the note may be amended to allow it to be converted into common stock of the Company at a discount rate to be determined.	$45,000	$-

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 3 – NOTE PAYABLE (CONTINUED)

On March 13, 2013 the Company executed three promissory notes for services provided totaling $109,500. The notes are payable upon demand. The notes do not earn interest but default interest will be accrued at 12 % if the Company fails to pay upon demand by the note holder. The notes can be converted into common stock of the company at the average five five day closing bid price divided by three. Note Converted / (Average price/3)	$109,500

On April 6, 2013 the Company executed a promissory note for $27,500. The note bears interest at 8 % and is secured by common stock of the Company. The loan matures January 18, 2014. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the lowest trading price for the 90 day period prior to the conversion date. The discount rate is 60%.	$27,500	$-

On May 6, 2013 the Company executed a promissory note for $22,500. The note bears interest at 8 % and is secured by common stock of the Company. The loan matures January 18, 2014. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the 3 day average lowest trading price for a 10 day period prior to the conversion date. The discount rate is 45%.	$22,500

On June 04, 2013 the Company executed a promissory note for $15,000. The note bears interest at 8 % and is secured by common stock of the Company. The loan matures March 10, 2014. The note can be converted into common stock 180 days after issuance. The note is convertible into common stock at a discount from the 3 day average lowest trading price for a 3 day period prior to the conversion date. The discount rate is 30%.	$15,000

Unamortized debt discount on derivative liabilities	$(26,544)	$(5,787)

Total convertible notes outstanding, net of unamortized discounts	$280,906	$102,013

NOTE 4 – STOCK

The Company has 4,000,000,000 shares of common stock authorized with a par value of $0.00001, 100,000,000 shares of Series A Preferred stock with a par value of $0.00001, 10 shares of Series B Preferred stock with a par value of $0.00001, and 30,000,000 shares of Series C Preferred stock with a par value of $0.00001.

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4 – STOCK (CONTINUED)

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

STAKOOL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

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

4

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

4

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

FRESH PROMISE FOODS, INC.

Dated: January 31, 2013	/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

