Form 10-K
period 2013-12-31
FRESH PROMISE FOODS, INC.
filed 2014-04-15
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fresh Promise Foods, Inc.
(Exact name of registrant as specified in its charter)

Commission file number: 00-24723

FRESH PROMISE FOODS, INC.

(Name of small business issuer in its charter)

Nevada	00-24723	88-0393257
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2013, was $290,391. As of March 30, 2014 the registrant had 92,707,673 shares of its common stock, par value $0.00001, outstanding.

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

Unless otherwise provided in this Report, references to “Fresh Promise Foods”, “StaKool”, the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Fresh Promise Foods, Inc.

PART 1

Item 1. Business

Overview

History of Fresh Promise Foods, Inc.

The Company was incorporated in the State of Delaware under the name, PLR, Inc. in 1993, and went through a series of name changes and reorganizations. In November 1997, PLR, Inc. changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. (“URBA”). On April 11, 2003, URBA changed its name to PSPP Holdings, Inc. On August 11, 2008, PSPP Holdings, Inc. changed its name to Cynosure Holdings, Inc. by filing a Certificate of Amendment to Articles of Incorporation with the State of Nevada. On August 21, 2008, the Company changed its name to Hybid Hospitality, Inc. by filing a Certificate of Amendment to the Articles of Incorporation. On December 16, 2009, the Company changed its name to Stakool, Inc.

On June 16, 2011, Stakool entered into a Letter of Intent of Sale and Purchase with Anthus Life Corp., a privately held Nevada corporation (“Anthus Life”).

On July 20, 2011, Stakool and Anthus Life executed an Agreement of Sale and Purchase whereby Anthus Life received 77,588,470 shares of 79,388,470 issued and outstanding shares of Stakool common stock, as well as 10,000,000 Preferred Shares of Stakool in exchange for scheduled payments, totaling $350,000 and 1,300,000 shares of Stakool common stock the “Agreement of Sale and Purchase”). The parties amended the Agreement of Purchase and Sale as of January 19, 2012, providing, among other things, for the issuance of an additional 2,650,000 shares of Stakool common stock to certain parties. All stock has been issued under the Agreement of Sale and Purchase and, as of December 31, 2012, $355,000 has been paid.

Anthus Life Corp. was incorporated in Nevada on June 4, 2009. Anthus was a developer and manufacturer of natural and organic food products packaged for consumer consumption. The Company had one product line in the natural food category. In 2013 the Company terminated its production of products due to a lack of working capital. However as additional funds have been secured by the new management team, production will resume in the near future.

On March 15, 2013 all officers and directors resigned from the Company and Mr. Joseph C. Canouse was appointed President, Chief Executive Officer, and Director.

Effective August 5, 2013, the Company completed a 1 for 100 reverse stock split, which reduced the number of issued and outstanding common shares from 2,903,888,889 to approximately 29,039,066. Fractional shares produced as a result of this reverse stock split were rounded up to the next whole share. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

On September 26, 2013, the name of the Company was changed to Fresh Promise Foods, Inc. and the Company also reduced the number of authorized shares of common stock from four billion (4,000,000,000) to four hundred seventy five million (475,000,000).

Current Products, Potential Product Categories and Extension

Fresh Promise Foods is a consumer products company focused on the “Core Wellness” sector of health and wellness. The “health and wellness” mega trend drives the overall natural ingredients market. Increasing incidence of lifestyle-based disorders, such as cardiovascular diseases (CVDs), obesity, osteoporosis and diabetes, has propelled consumers to resort to natural alternatives. Moreover, the number of articles and newsletters circulated in media describing the ill-effects of consuming synthetic ingredients has further cautioned consumers. Consumers perceive natural ingredients as having a positive impact on general health, while synthetic ingredients have certain detrimental effects on health. As a result, food manufacturers have promptly responded to the situation by completely replacing or partially replacing synthetic ingredients with their natural counterparts.

It is becoming clearer that healthy eating is transitioning from a niche market to the mainstream. Health and wellness-focused products are expanding rapidly, with eight out of ten of the fastest growing food and beverage categories inextricably linked to consumer perceptions of health.

Intellectual Property

The Company has no registered patents, however, its products are formulated utilizing its own proprietary formulations. The Company has many Trademarks that have been filed and owns more than 50 URL’s.

Production, Sources of Raw Materials and the Names of Principal Suppliers

An experienced core management team has reviewed, studied and analyzed the natural and/or organic product market. Our strategy includes establishing a procurement program and working with outside professionals to build our business, create brands through eco-friendly packaging and distinctive labeling, and develop key distribution relationships.

Marketing Strategy

The strategy is to have our brand name strongly associated on all of our distributed products and to focus on finding and developing the best FDA/USDA certified natural and/or organic food product options for North America and beyond. During 2014, the Company plans to introduce its own brand and either build or buy other complementary products. For 2014, our R&D team is diligently working to develop additional product line extensions to include several products for the natural and organic food market as well as for the health and wellness market.

We have secured a manufacturer with the requisite governmental approval, having completed the package design and is distributing the initial product offering. We are excited about the opportunity to bring healthy, great tasting, and natural and/or organic food and beverage products at affordable prices to the North American market.

Fresh Promise Foods will strive to become a leader in the quality food and beverage business. We are a mission-driven company that aims to set the standards of excellence for food manufacturers. We are building a business in which high standards permeate all aspects of our company and quality ingredients, the latest food technology and great marketing permeate all aspects of our products.

We believe that once the consumer tastes our product line, he or she will become a loyal consumer and will seek out our product because of the health benefits, value in price, quality of the product and the good taste of the product, thus becoming a returning and loyal consumer.

Words like “Natural,” “clean label,” “green,” “eco-friendly”, “organic”, “non GMO” and “sustainability” are the new buzzwords in today’s food and beverage industry. Products and ingredients bearing these tags have created demand among consumers, and therefore have been significant purchase influencers. The markets for these natural and naturally derived products are growing at a fast rate, creating an immense profit potential for food and beverage manufacturers. The past two decades have witnessed consumers becoming more health conscious and resorting to preventive measures, rather than reactionary ones. Functional foods and beverages play a major role in this segment, promoting the concept of healthiness-on-the-go. These functional foods and beverages include health ingredients, which may promote general health and well-being by preventing certain diseases. However, the industry also confronts certain challenges in coping with the demand of natural ingredients used in food and beverage applications, particularly in terms of sustainability.

Competition

There are multiple competitors across the entire landscape as competition is very fragmented. We strive to stand apart from the competition through a focused strategy and great marketing.

Employees

At the present time, the Company has four employees.

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

RISK FACTORS RELATING TO FRESH PROMSIE FOODS, INC. AND ITS BUSINESS

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

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF FRESH PROMISE FOODS, INC. FAILS TO IMPLEMENT ITS BUSINESS PLAN.

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

As of the date of this filing the Company has had only limited start-up operations and has generated minimal revenues. Considering these facts, our independent auditors have raised substantial doubt about the company’s ability to continue as a going concern in the independent auditors’ report to the financial statements filed with our Form 10-K. In addition, the company’s lack of operating capital could negatively affect the value of its common shares and could result in the loss of your entire investment.

WE RELY ON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER AND IF HE LEAVES US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our President and Chief Executive Officer, Kevin Quirk for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our activities. Moving forward, should we lose the services of Mr. Quirk, for any reason, we will incur costs associated with recruiting a replacement and delay in our operations. If we are unable to replace Mr. Quirk with another suitably trained individual, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could be devalued.

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

We consider food and beverage safety a top priority and will dedicate substantial resources towards ensuring that consumers enjoy high-quality, safe and wholesome products. However, we cannot guarantee that controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, reliance on third-party suppliers and distributors increases the risk that food-borne illness incidents (such as E. coli, Hepatitis A, Salmonella or Listeria) could occur outside of our control and at multiple locations. We will utilize High Pressure Processing (HPP) whenever possible to mitigate these risk.

Instances of food-borne illnesses, whether real or perceived, and whether at our consumers’ stores or those of our competitors, could harm consumers and otherwise result in negative publicity about us or the products we serve, which could adversely affect sales. If there is an incident involving consumers’ C-stores and other approved channels serving contaminated products, consumers may be harmed, our sales may decrease and our brand name may be impaired. If consumers become ill from food-borne illnesses, we could be forced to temporarily suspend some operations. If we react to negative publicity by changing our products or other key aspects of the Fresh Promise experience, we may lose consumers who do not accept those changes, and may not be able to attract enough new consumers to produce the revenue needed to make our operations profitable. In addition, we may have different or additional competitors for our intended consumers as a result of making any such changes and may not be able to compete successfully against those competitors. Food safety concerns and instances of food-borne illnesses and injuries caused by food contamination have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause consumers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our costs may increase and our sales may decline. A decrease in consumer traffic as a result of these health concerns or negative publicity, or as a result of a change in our products or smoothie experience or a temporary suspension of any of our consumer operations, could materially harm our business.

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

THE PLANNED INCREASE IN THE NUMBER OF STORES WHERE ARE OUR PRODUCTS WILL BE AVAILABLE MAY MAKE FUTURE RESULTS UNPREDICTABLE.

Our future results depend on various factors, including successful selection of new markets, market acceptance of Fresh Promise Foods brands, consumer recognition of the quality of our products and willingness to pay our prices (which reflect our often higher ingredient costs,) the quality and performance of our equipment and general economic conditions. In addition, as with the experience of other retail food and beverage concepts who have tried to expand nationally, we may find that the Fresh Promise Foods concept has limited or no appeal to consumers in new markets or we may experience a decline in the popularity of our brands. Newly opened stores may not succeed, future markets may not be successful and average store revenue may not meet expectations.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD FALL BELOW THE EXPECTATIONS OF INVESTORS DUE TO VARIOUS FACTORS.

Our operating results may fluctuate significantly because of various factors, including:

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

FRESH PROMISE FOODS, INC. MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

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

CONVERSION OF OUR PROMISSORY NOTES OR SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY SELLING SHAREHOLDERS MAY CAUSE A REDUCTION IN THE PRICE OF OUR STOCK AND PURCHASERS WHO ACQUIRE SHARES FROM THE SELLING SHAREHOLDERS MAY LOSE SOME OR ALL OF THEIR INVESTMENTS.

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

Currently, there is a public market for our securities, but there can be no assurances that the public market will develop further and, if developed further, it is likely to experience significant price fluctuations.

We have a trading symbol for our common stock, namely ‘FPFI’. 21,872,377 shares of our common stock were traded during the year ended December 31, 2012. Trading volume increased to 174,487,766 for the year ending December 31, 2013. However, there can be no assurances as to whether:

●	the market for our shares will continue to develop; or

●	the prices at which our common stock will trade;

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company had leased office space in Jacksonville, Florida beginning in November 2010. With the change in management and control of the Company, the headquarters was moved to Alpharetta, Georgia. The Jacksonville lease was terminated. Furniture located in the Jacksonville office was deemed impaired and not suitable to relocate. Currently the company shares office facilities with related parties under a shared service agreement. In 2013 the Company was not required to pay office rental.

	12/31/2013	12/31/2012
Furniture and fixtures	$1,192	$1,192
Office equipment	649	649
Total property and equipment	1,841	1,841
Less: Accumulated depreciation	(1,013)	(1,013)
Property and equipment, net.	$828	$828
Impairment expense	(828)	-
Property and equipment, net.	$-0-	$-0-

Item 3. Legal Proceedings

We, together with certain other parties (collectively, the “Defendants”), are currently involved in litigation against Kyle Gotshalk, Leonard Gotshalk, Clinton Hall, LLC, Richard Maher and Patrick O’Loughlin (collectively, the “Plaintiffs”). On April 25, 2013, the Plaintiffs filed a complaint with the United States District Court for the District of Nevada alleging claims including securities fraud and breach of contract. The Company believes these claims to be unfounded and the Company is prepared to file an answer with the United States District Court for the District of Nevada, together with counterclaims against the Plaintiffs.  The Company is continuing to vigorously defend itself against this lawsuit.

Except as set forth above, we are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Except as set forth above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is quoted on OTCBB under the symbol FPFI. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the OTCQB. All prices have been adjusted for the reverse stock split completed in 2013.

Fiscal Year 2012 Quarters Ended:	High	Low
March 31, 2012	$4.00	0.80
June 30, 2012	1.30	0.22
September 30, 2012	0.39	0.05
December 31, 2012	0.40	0.01

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$0.07	$0.01
June 30, 2013	0.06	0.01
September 30, 2013	0.50	0.01
December 31, 2013	0.042	0.0022

(b) Holders

As of March 28, 2014, there were approximately 292 stockholders of record of our common stock, and the closing price of our common stock was $0.0048 per share as reported by OTCBB.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual report on Form 10-K and other reports filed by Fresh Promise Foods, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

 CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Results of Operations for the years ended December 31, 2013 and 2012

Revenues

Total revenues for the years ended December 31, 2013 and 2012 were $64 and $17,432, respectively. The decline in revenue was the result of the termination of our marketing and sales programs which we could not pursue due to a lack of working capital. Cost of goods sold was $2,515 and $36,491 for the years ended December 31, 2013 and 2012, respectively. Gross Margin was ($2,451) and ($19,056) for the years ended December 31, 2013 and 2012, respectively.

Expenses

Operating expenses: Total net operating expenses for the years ended December 31, 2013 and 2012 were $476,524 and $3,934,440. Operating expenses consisted of professional fees of $299,818, an decrease from the prior year of $154,383. This decrease was due primarily to a reduction in fees to the consulting company owned by the previous Company President & CEO. Our payroll expense increased from $0 in 2012 to $95,125 in 2013. This was the result of adding experienced staff members to execute our business plan. In 2012 the Company had no employees which resulted in no payroll expense recorded. Products were manufactured, sold, and distributed by third parties. The Stock-based compensation declined from $3,062,015 in 2012 to $29,570 in 2013. Previous management had used stock to compensate certain service providers and consultants due to the shortage of liquidity. Expense for investor and public relations increased to $20,070 in 2013 from $1,970 in 2012 as the new management team increased efforts to communicate our goals and programs to current and potential investors. Advertising for product sales declined by $8,924, from $9,262 in 2012 to $338 in 2013 as we terminated production of previous food products and the associated sales programs. Our travel expense increased to $11,965 in 2013 from $8,382 in 2012 due to additional travel in conjunction with our program to acquire other food industry companies. Expenses for licenses and permits totaled $5,609 in 2013 due to reverse stock split and name change. No expenditures were made in 2012 in this expense category. Our cost for communication decreased from $4,645 in 2012 to $3,000 in 2013. Other general and administrative expenses increased by $1,746.

Other income and expenses: Other income and expenses decreased from $1,431,487 in 2012, to $160,109 in 2013. Our 2013 expense in this category included a loss on the issuance of stock to a former financing source of $109,600. The Company had expensed $262,500 in 2012. In 2013 the amortization of debt discount was $255,625 an increase of $225,612 from 2012. The Company issues convertible notes to finance operations. Some notes have embedded derivative features. The value of these instruments fluctuate as the trading price of our common stock changes. During 2013 we experienced a non-cash gain of $679,347 from the decline in the value of these derivative features. We also incurred a non-cash expense of $395,296 in conjunction with the issuance of these notes. Our interest expenses increased by $78,542, from $8,344 in 2012 to $86,886 in 2013. This increase was the result of the issuance of interest bearing convertible promissory notes needed to finance the Company. A former note holder forgave an indebtedness of $6,000 and accrued interest of $2,000 which we recognized as income. In 2012 Other income and expense had included an expense of $707,450 recorded as Loyalty expense representing the value of stock to long term shareholders and an expense of $320,688 for losses incurred on debt settlements. No charges were recorded for these categories in 2013.

Liquidity & Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $639,084 for the year ended December 31, 2013 and $5,384,983 for the year ended December 31, 2012. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2013 we had minimal assets and a working capital deficit of $903,232. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the year ended December 31, 2013 and 2012 was $190,753 and $179,022, respectively. Net cash used in operating activities primarily includes our net loss, accrued salaries, the amortization of debt discounts and debt premium expense, derivative expense, losses on stock issued under our previous financing agreement, convertible notes issued for services, accrued interest, a consulting agreement with former officer, and stock-based compensation. Cash generated through operations included a change in the value of derivative liabilities.

Net cash provided by financing activities for the year ended December 31, 2013 and 2012 was $223,750 and $163,800, respectively. Net cash provided by financing activities for the years ended December 31, 2013 and 2012, respectively included the issuance of convertible notes ($229,000 and $150,800) and the sale of preferred stock ($5,000 and $15,560). In 2013 we also retired a convertible note for a cash payment of $10,250.

We anticipate that our cash requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding in the near term for such requirements are expected to be cash generated from raising additional funds by the issuance of convertible notes. However, we can provide no assurances that we will be able to generate sufficient cash flow or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offering of our company’s securities. See “Note 10– Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Item 8. Financial Statements and Supplementary Data

FRESH PROMISE FOODS INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and December 31, 2012

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Fresh Promise Foods, Inc.

(formerly known as Stakool, Inc.)

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheet of Stakool, Inc. (now known as Fresh Promise Food, Inc.), as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stakool, Inc. (now known as Fresh Promise Food, Inc.) as of December 31, 2012 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Stakool, Inc. (now known as Fresh Promise Food, Inc.) will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, has received limited revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC
Bingham Farms, Michigan
April 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Fresh Promise Foods, Inc.

We have audited the accompanying consolidated balance sheet of Fresh Promise Foods, Inc. as of December 31, 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Promise Foods, Inc. as of December 31, 2013 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred a net loss of $639,084 for the year ended December 31, 2013 and the Company had an accumulated deficit of $7,608,511 and a working capital deficit of $903,232 at December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of Fresh Promise Foods, Inc. as of December 31, 2012 were audited by other auditors whose report dated April 14, 2013, on these consolidated financial statements included an emphasis-of-matter paragraph that described the going concern uncertainty discussed in Note 2 to the December 31, 2012 consolidated financial statements.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
April 15, 2014

FRESH PROMISE FOODS INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash	33,335	$338
Current Assets	33,335	338

Property, net	-	828
Deposit	-	1,700
Total Assets	$33,335	$2,866

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Accounts payable	$236,797	$259,395
Other liabilities	9,600	144
Accrued interest	23,358	2,451
Convertible notes payable	228,615	108,013
Accrued salaries due officers	64,000
Convertible note derivative liability	156,549	-
Amount due former officers under consulting agreements	47,000	-
Stock payable for acquisition	170,648	295,318
Total Current Liabilities	936,567	665,321

Common stock - par value $0.00001 475,000,000 shares authorized, 62,676,958 and 33,752,315 shares outstanding, respectively.	627	330
Preferred stock Series C - par value $0.00001 100,000,000 shares authorized. 308,180 and 341,180 shares outstanding, respectively.	3	3
Preferred stock Series B - no par value 10 shares authorized, 2 and 1 shares outstanding, respectively.
Treasury stock	-	208
Deferred compensation		(22,500)
Additional Paid In Capital	6,704,649	6,328,926
Accumulated deficit	(7,608,511)	(6,969,422)
Total Stockholders’ Deficit	(903,232)	(662,455)
Total Liabilities and Stockholders’ Deficit	$33,335	$2,866

(1)	2012 Weighted Average Shares Outstanding have been adjusted for 1 for 100 reverse stock split

See accompanying notes to consolidated financial statements

FRESH PROMISE FOODS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31

	2013	2012
Revenues	$64	$17,435
Cost of Goods Sold	(2,515)	(36,491)
Gross Margin	(2,451)	(19,056)

Operating Expenses
Professional fees	299,818	454,201
License and permits	5,609	-
Rent	-	16,445
Impaired asset expense	628	-
Investor and public relations	20,070	-
Communication	3,000	-
Bank services	796	-
Travel and entertainment	11,965	-
General and administrative expense	9,405	401,779
Payroll and related expense	95,125	-
Depreciation	200	-
Stock based compensation	29,570	3,062,015
Advertising and promotion	338	-
Total Operating Expenses	476,524	3,934,440

Loss from operations	(478,975)	(3,953,496)

Other expenses

Debt forgiveness (income)	(8,000)	(3,750)
(Gain) on Change in value of derivative liability	(679,347)
Derivative liability expense	395,296
Amortization of debt discount	255,625	30,013
Loss on debt settlement	-	320,688
Loss on note settlement	49	106,242
Loss on stock Issuance	109,600	262,500
Loyalty expense	-	707,450
Interest expense	86,886	8,344
Total other expenses	160,109	1,431,487

Loss before provision for income tax	(639,084)	(5,384,983)

Provision for income tax	-	-

Net Loss	$(639,084)	$(5,384,983)

Net Loss per share: Basic and Diluted	$(0.02)	$(0.62)

Weighted Average Number of Shares Outstanding: Basic (1)	37,481,275	8,643,346

(1)	2012 Weighted Average Shares Outstanding have been adjusted for 1 for 100 reverse stock split

See accompanying notes to consolidated financial statements

FRESH PROMISE FOODS INC

 CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

AS OF DECEMBER 31, 2013

	Common Stock		Preferblack Stock A		Preferblack Stock B		Preferblack Stock C		Treasury Stock		Additional
	Number		Number		Number		Number		Number		Paid in	Deferblack	Accumulated	Stockholders’
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Compensation	Deficit	Deficit
Balance at December 31, 2011	433,118	$43,312	10,000,000	$10,000	-	$-	-	$-	-	$56,638	$1,556,450	$-	$(1,584,439)	81,961
Common stock issued for service	3,813,000	8,070	-	-	-	-	-	-	-	-	606,445	-	-	614,515
Correction of shares outstanding	34,500	1,965	-	-	-	-	-	-	-	-	(1,965)	-	-	-
Stock issued for debt conversion	174,220	17,422	-	-	-	-	-	-	-	-	29,688	-	-	47,110
Stock issued for note payable sweetner	1,000	100	-	-	-	-	-	-	-	-	1,900	-	-	2,000
Cancellation of previously issued stock	-	-	-	-	-	-	-	-	-	(35,879)	35,879	-	-	-
Stock issued against stock payable	5,357,150	14,975	-	-	-	-	-	-	-		80,643	-	-	95,618
Adjustment for change in par value	-	(76,775)	-	(9,900)	-	-	-	-	-	(20,551)	107,226	-	-	-
Preferblack stock C issued for service	-	-	-	-	-	-	53,000	-	-	-	132,500	(22,500)	-	110,000
Common stock issued to director for control	20,000,000	20,000	-	-	-	-	-	-	-	-	2,580,000	-	-	2,600,000
Preferblack stock C issued for cash @ $2.50 per share	-	-	-	-	-	-	5,200	-	-	-	13,000	-	-	13,000
Preferblack stock B issued to officer and director for control service	-	-	-	-	1	-	-	-	-	-	-	-	-	-
Common stock issued for debt conversion	3,939,327	3,939	-	-		-	-	-	-	-	42,393	-	-	46,332
Loss on issuance of stock against stock payable	-	-	-	-	-	-	-	-	-	-	262,500	-	-	262,500
Loss on issuance of stock for convertible notes	-	-	-	-	-	-	-	-	-	-	106,242	-	-	106,242
Retiblack Preferblack Series A	-	-	(10,000,000)	(100)	-	-	-	-	-	-	100	-	-	-
Intrinsic value of beneficial conversion feature of convertible notes	-	-	-	-	-	-	-	-	-	-	35,800	-	-	35,800
Preferblack Series C stock issued to prior stockholder as a loyalty gift	-	-	-	-	-	-	282,980	3	-	-	707,447	-	-	707,450
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	-	-	(5,384,983)	(5,384,983)
Balance at December 31, 2012	33,752,315	$33,008	-	$-	1	$-	341,180	$3	-	$208	$6,296,248	$(22,500)	$(6,969,422)	$(662,455)

Stock issued for services	2,256,982	2,257	-	-	-	-	-	-	-	-	27,313	-	-	29,570
Adjust of prior period	190,879	934	-	-	1	-	-	-	-	139	(454)	-	(5)	614
Adjust for reverse stock split	-	(36,066)	-	-	-	-	-	-	-	-	36,066	-	-	-
Discount on convertible note	-	-	-	-	-	-	-	-	-	-	13,000	-	-	13,000
Cancellation of service contracts	-	-	-	-	-	-	(35,000)	-	-	-	(22,500)	22,500	-	-
Cancellation of stock issued to management	(20,000,000)	(20,000)	-	-	-	-	-	-	-	-	20,000	-	-	-
Fractional shares issued in reverse stock split	653	1	-	-	-	-	-	-	-	-	-	-	-	1
Preferblack Stock sold for cash	-	-	-	-	-	-	2,000	-	-	-	5,000	-	-	5,000
Stock issued for debt conversion	28,676,129	12,989	-	-	-	-	-	-	-	-	103,210	-	-	116,199
Stock issued under financing agreement	17,800,000	7,504	-	-	-	-	-	-	-	-	226,766	-	-	234,270
Write off lost treasury stock	-	-	-	-	-	-	-	-	-	(347)	-	-	-	(347)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(639,084)	(639,084)
Balance at December 31, 2013	62,676,958	$627	-	$-	2	$-	308,180	$3	-	$-	$6,704,649	$-	$(7,608,511)	$(903,232)

See accompanying notes to consolidated financial statements.

FRESH PROMISE FOODS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31

	2013	2012
OPERATING ACTIVITIES
Net loss from operations	$(639,084)	$(5,384,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	255,625	30,013
Change in value of derivative liability	(679,347)	-
Derivative liability expense	395,296	-
Forgiveness of debt	(10,508)	(3,750)
Issuance of preferred stock for loyalty	-	707,450
Loss on debt settlement	-	320,688
Loss on stock issuance	109,600	262,500
Notes issued for services	169,500	-
Premium expense	48,912	-
Stock-based compensation	29,570	3,062,015
Impairment of asset expense	627	-
Depreciation expense	200	483
Loss on note conversion	48	106,242
Non-cash interest expense, net	41	-
Changes in assets and liabilities
Decrease in rental deposit	1,700	-
Accrued salaries	64,000
Amounts due current and former officer	56,600
Accounts and other receivables	-	3,211
Customer deposits	-	144
Stock payable	-	47,831
Prepaid expense	-	334,263
(Increase) in inventory	-	21,925
Increase (decrease) in accounts payable	(22,598)	309,601
Increase in accrued interest	29,065	3,345
Net cash used in operating activities	(190,753)	(179,022)

FINANCING ACTIVITIES

Repayment of convertible notes	(10,250)	-
Proceeds from convertible note payable	229,000	150,800
Proceeds from stock sale	5,000	13,000
Cash flow from financing	223,750	163,800

Net change in cash	32,997	(15,222)
Beginning cash	338	15,560
Ending Cash	33,335	338

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	-	-
Income taxes paid during the period	-	-

Non-Cash Investing and Financing Activities:
Conversion of note to common stock	$116,199	$53,000
Stock issued to settle note payable	-	31,250
Stock issued for debt settlement	-	284,917
Issuance of stock for deferred compensation	-	22,500
Initial valuation of debt discount	-	35,800
Issuance of promissory note for accrued expenses	$169,500	$11,193
Issuance of shares under stock payable agreement (Note 4)	$124,600	$37,430

See accompanying notes to consolidated financial statements.

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – NATURE OF BUSINESS

Stakool, Inc. was incorporated in the State of Delaware under the name, PLR, Inc. in 1993, and went through a series of name changes and reorganizations. In November 1997 the Company moved its domicile to the State of Nevada. Through 2008 several additional name changes were made. On August 21, 2008, the Company changed its name to Hybid Hospitality, Inc.

On June 16, 2011, Stakool entered into a Letter of Intent of Sale and Purchase with Anthus Life Corp., a privately held Nevada corporation (“Anthus Life”).

On July 20, 2011, Stakool and Anthus Life executed an Agreement of Sale and Purchase whereby Anthus Life received 77,588,470 shares of 79,388,470 issued and outstanding shares of Stakool common stock, as well as 10,000,000 Preferred Shares of Stakool in exchange for scheduled payments, totaling $350,000 and 1,300,000 shares of Stakool common stock the “Agreement of Sale and Purchase”). The parties amended the Agreement of Purchase and Sale as of January 19, 2012, providing, among other things, for the issuance of an additional 2,650,000 shares of Stakool common stock to certain parties. All stock has been issued under the Agreement of Sale and Purchase and, as of December 31, 2012, $355,000 has been paid.

Anthus Life Corp. was incorporated in Nevada on June 4, 2009. Anthus was a developer and manufacturer of natural and organic food products packaged for consumer consumption. The Company had one product line in the natural food category. In 2013 the Company terminated its production of products due to a lack of working capital. However as additional funds have been secured by the new management team, production will resume in the near future.

On March 15, 2013 all officers and directors resigned from the Company and Mr. Joseph C. Canouse was appointed President, Chief Executive Officer, and Director. On April 20, 2013 Mr. Kevin P. Quirk joined the Company and was appointed President, Chief Executive Officer. Mr. Canouse, who continued as a Director, assumed the title of Chief Financial Officer.

Effective August 5, 2013 the Company completed a 1 for 100 reverse stock split, which reduced the number of issued and outstanding common shares from 2,903,888,889 to approximately 29,039,066. Fractional shares produced as a result of this reverse stock split were rounded up to the next whole share. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

On September 26, 2013 the name of the Company was changed to Fresh Promise Foods, Inc. and the Company also reduced the number of authorized shares of common stock from four billion (4,000,000,000) to four hundred seventy five million (475,000,000).

The company is headquartered in Alpharetta, Georgia and currently in the process of developing new health frood products and seeking acquisition opportunities.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $639,084 for the year ended December 31, 2013 and the Company had an accumulated deficit of $7,608,511 and a working capital deficit of $903,232 of December 31, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP accounting”). The Company has adopted a December 31 fiscal year end.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Fresh Promise Foods Inc., Inc. and its wholly-owned subsidiary Anthus Life Corp. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

CASH AND CASH EQUIVALENTS

Fresh Promise Foods Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had $33,335 and $338 cash, respectively.

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net loss to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are carried at the approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

FAIR VALUE MEASUREMENTS

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

Level 2 – Input other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the over all fair value of the financial instruments. In addition, the fair value of free standing derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The following table sets forth the liabilities at December 31, 2013, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2013	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$156,549	-0-	-0-	$156,549
Total	$156,549	-0-	-0-	$156,549

The following table sets forth a summary of change in fair value of our derivative liabilities for the year ended December 31, 2013:

Beginning balance	$-
Change in fair value of embedded conversion features of convertible promissory notes and warrants included in earnings	$(359,743)
Embedded conversion option & warrant liability recorded in connection with the issuance of convertible promissory notes	$835,896
Change in fair value of embedded conversion features of convertible promissory notes due to conversion	$(319,604)
Ending balance	$156,549

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

INVENTORIES

Inventories previously consisted of natural and organic food products, wrappers and boxes, and were stated at the lower of cost or market. Cost was determined on the average cost method. Inventories are reviewed and reconciled periodically. As of December 31, 2013 and 2012, the company maintained no inventory.

ACCOUNTS RECEIVABLE

The Company’s receivables had consisted of billings to customers for products invoiced and shipped and one temporary cash advance to a related party. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for doubtful accounts was zero at December 31, 2013 and 2012. Bad debt expense related to customer receivables for the year ended December 31, 2013 and December 31, 2012 was zero and $462 respectively.

PROPERTY AND EQUIPMENT

Currently the company has no capital assets. Previously assets were depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2013 and 2012. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2013 and 2012, the Company had convertible notes and warrants outstanding that could be converted into approximately 91,935,386 common shares based up the closing bid price of the company’s common stock at December 31, 2013.

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Share-based expense for the years ended December 31, 2013 and 2012 totaled $29,570 and $3,062,015, respectively.

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

INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities

A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions will be highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Management has not filed tax returns for the year ended December 31, 2013. Tax returns for tax years 2012, 2011, and 2010 remain subject to IRS examination under the three year statute of limitations.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense was $200 and $483 for the years ended December 31, 2013 and 2012, respectively. The Company determined that the office equipment located at its previous office location in Jacksonville, Florida was impaired and not worth relocating to the new office. An expense for this equipment was recorded of $628 for the year ended December 31, 2013. Property and equipment consisted of the following at December 31, 2013 and December 31, 2012:

	12/31/2013	12/31/2012
Furniture and fixtures	$1,192	$1,192
Office equipment	649	649
Total property and equipment	1,841	1,841
Less: Accumulated depreciation	(1,013)	(1,013)
Property and equipment, net.	$828	$828
Impairment expense	(828)	-
Property and equipment, net.	$-0-	$-0-

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 – STOCK PAYABLE

On April 26, 2012, The Company entered into an agreement with Ironridge Global to settle $284,917 in accounts payable (which includes the balance of the Note Payable for the acquisition of Fresh PROMISE FOODS Inc. by Anthus Life Corp., outstanding legal fees, filing fees, packaging costs and certain manufacturing costs), in exchange for unregistered shares of common stock. Pursuant to an order approving stipulation for settlement of claims between Ironridge and the Company, Ironridge is entitled to receive 1 million common shares plus that number of shares with an aggregate value equal to $332,748, divided by 70% of the following: the volume weighted average price of the issuer’s common stock over that number of consecutive trading days following the date of receipt required for the aggregate trading volume to exceed $1.75 million, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five trading days during such period.

Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of the Company’s total outstanding shares at any one time. Ironridge received an initial issuance of 97,150 shares, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph. For purposes of calculating the percent of class, the initial issuance to Ironridge was based upon a total of 875,491 shares of common stock outstanding immediately prior to the issuance of shares to Ironridge, such that 97,150 shares issued would represent approximately 9.99% of the outstanding common stock after such issuance. For the years ended December 31, 2013 and 2012, Ironridge received 17,800,000 and additional 5,357,150 shares respectively, which were recorded at $234,200 and $354,103 respectively. For the same periods the company recorded losses on these transactions of $109,600 and $316,602 respectively. At December 31, 2013 and 2012, the balance of shares due Ironridge Global was 24,378,310 and 42,178,310 respectively, which was recorded at values of $170,648 and $295,318 respectively. Carrying value of amounts due under this agreement are computed by multiplying the percentage of total shares due issued to Ironridge times the initial value of the obligation recorded in 2012. In connection with the transaction, Ironridge agreed not to hold any short position in the issuer’s common stock, and not to engage in or affect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period.

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at December 31, 2013 and 2012:

All common share data in this table have been adjusted for the reverse stock split.	Balance Due at
	12/31/2013	12/31/2012
On December 10, 2011 the Company executed a promissory note for $6,000. The note is non-interest bearing and is secured by common stock of the Company. The note was convertible into common stock at the par value of the common stock. The note holder has forgiven this indebtedness.	$-	$6,000

On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10% and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. In 2012, $30,000 of the note was converted to 2,639,327 shares of common stock of the Company. In 2013 the note maturity date was extended to September 30, 2014. Due to the features of other notes, the Company could not determine if sufficient shares in the Company stock would be available to fullfill all conversion obligations. Accordingly a derivative liability was recorded for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 597%, and an assumed dividend rate of 0%.	$20,000	$20,000

On August 15, 2012 the Company executed a promissory note for $32,500. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted to common stock at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 30 days period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price.
The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 286%, and an assumed dividend rate of 0%.
The note was converted into 4,888,889 shares of common stock in 2013.	$-	$32,500

On October 5, 2012 the Company executed a promissory note for $32,500. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted to common stock at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a  a 30 days period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price.
The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .006, volatility of 276%, and an assumed dividend rate of 0%.
The note was converted into 5,388,537 shares of common stock in 2013.	$-	$32,500

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On February 6, 2013 the Company executed a promissory note for $10,500. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted to common stock at a discount of 60% off the conversion price. The conversion price is the lowest trading price during a 90 day period prior to conversion unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .001, volatility of 276%, and an assumed dividend rate of 0%. The note was converted into 1,677,060 shares of common stock in 2013.	$-	$-

On March 5, 2013 the Company executed a promissory note for $45,000. The note bears interest at 8 % and is unsecured. The loan matures March 5, 2014 If agreed to by the Company, the note may be amended to allow it to be converted into common stock of the Company at a discount rate to be determined.	$45,000	$-

On March 13, 2013 the Company executed three promissory notes for services provided totaling $109,500. The notes are payable upon demand. The notes do not earn interest but default interest will be accrued at 12 % if the Company fails to pay upon demand by the note holder. The notes can be converted into common stock of the company at the average five day closing bid price multiplied by three. Note Amount Converted / (Average price x 3)	$109,500	$-

On April 6, 2013 the Company executed a promissory note for $27,500.  The note bears interest at 8% and is secured by common stock of the Company. The note can be converted to common stock at a discount of 60% off the conversion price. The conversion price is the lowest trading price during a 90 day period prior to  conversion unless the Company sells or issues stock at a price lower than the  conversion price. Should this occur the conversion price is reduced to that lower price. The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 276%, and an assumed dividend rate of 0%.

A portion of the note was repaid by a cash payment of $10,250. The remaining portion of the note was converted to 3,988,570 shares of common stock of Company in 2013.

	$-	$-

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On May 06, 2013 the Company executed a promissory note for $22,500. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted to common stock at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a   a 10 days period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price.

The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0011, volatility of 482%, and an assumed dividend rate of 0%.

The note was converted into 3,840,961 shares of common stock in 2013.

$-	$-

On June 04, 2013 the Company executed a promissory note for $15,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted to common stock at a discount of 30% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a   a 10 days period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price.

The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0014, volatility of 517%, and an assumed dividend rate of 0%.

$15,000	$-

On June 21, 2013 a third party purchased a portion of a convertible note of the Company previously issued to another party. The note had a value of  $22,800 and was convertible into to common stock of the Company. The note can be converted to common stock at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a   a 10 days period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price.

The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 323%, and an assumed dividend rate of 0%.

The note was converted into 4,185,380 shares of common stock in 2013.

$-	$22,800

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On July 23, 2013 the Company executed a promissory note for $15,500. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted to common stock at a discount of 45% off the conversion price. The conversion price is the average of the lowest 10 day trading price during a   a 10 days period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price.

The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 580%, and an assumed dividend rate of 0%.

	$15,500	$-

On September 11, 2013 the Company executed a promissory note for $15,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $8,077, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	$23,077	$-

On September 26, 2013 the Company executed a promissory note for $75,000. The note bears interest at 6 % and is secured by common stock of the Company. The loan matures March 26, 2014. On September 30, 2013 the note was converted into 3,846,154 shares of common stock at a discount of 35% off the average bid price the day prior to conversion. Due to this feature we recorded a liability of $40,835. The note also provided for the purchase of 4,000,000 shares of common stock by execution of a warrant agreement. The agreement expires two years from the date of this note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur, the warrant purchase price shall be reduced to the lowest selling price. The Company has recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest Rate of .0012, volatility of 596%, and an assumed dividend rate of 0%.	$-	$-

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 21, 2013 the Company executed a promissory note for $7,500. The note bears interest at 6% and is secured by common stock of the Company. The loan matures April 21, 2014. On November 19, 2013 the note was converted into 923,077 shares of common stock of the Company. The note was convertible at the lower of a discount of 35% off the prior day’s closing bid price or $0.01. The note also provided for purchase of 400,000 shares by execution of a warrant agreement. The agreement expires two years from the date of the note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur, the warrant purchase price shall be reduced to the lower selling price. The Company has recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .001, volatility of 598%, and an assumed dividend rate of 0%.	$-	$-

On October 29, 2013 the Company executed a promissory note for $2,500. The note bears interest at 6% and is secured by common stock of the Company. The loan matures April 29, 2014. The note is convertible at the lower of a discount of 35% off the prior day’s closing bid price or $0.01. The note also provided for purchase of 133,334 shares by execution of a warrant agreement. The agreement expires two years from the date of the note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur, the warrant purchase price shall be reduced to the lower selling price. The Company has recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0011, volatility of 599%, and an assumed dividend rate of 0%.	$2,500	$-

On December 12, 2013 the Company executed a promissory note for $53,000. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance. The note can be converted to common stock at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a   a 10 days period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price.

The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 586%, and an assumed dividend rate of 0%.

	$53,000	$-

Unamortized debt discount on derivative liabilities	$(54,962)	$(5,787)

Total convertible notes outstanding, net of unamortized discounts	$228,615	$108,013

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 7 –RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company issued 2,000,000,000 shares of common stock and 1 share of convertible preferred B stock to an officer and director that has been classified as stock based compensation during the year ended December 31, 2012. The Company also recorded consulting expense paid to this director of $50,000 for the year ended December 31, 2012. In 2013 the 2,000,000,000 shares (20,000,000 post-reverse split) were transferred to Joseph Canouse and subsequently cancelled.

During the year ended December 31, 2012, the Company issued 35,000 shares of convertible preferred C stock for services rendered to related parties.

At the time of his appointment Mr. Canouse received the 1 share of convertible Preferred B stock previously issued to a director. Also, during the year ended December 31, 2013, the Company issued 1 additional shares of convertible preferred B stock to Mr. Quirk when he joined the Company. The stock has no par value and is not traded publicly.

NOTE 8 –STOCKHOLDERS’ EQUITY (DEFICIT)

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

Series A Preferred stock has been cancelled.

Series B Preferred

Each one share of Series B Preferred has voting rights equal to four times the sum of all shares of common stock issued and outstanding at time of voting, plus all shares of Series C Preferred Stock issued and outstanding at time of voting, divided by the number of shares of Series B Preferred Stock issued and outstanding at the time of voting.

By unanimous written consent of the Board, the Board issued an aggregate of two (2) shares of Series B Preferred, to two individuals (the “Series B Stockholders”). As a result of the voting rights granted to the Series B Preferred, the Series B Stockholders together hold in the aggregate approximately 80% of the total voting power of all issued and outstanding voting capital of the Company.

Series C Preferred

Series C Preferred Stock has voting rights of one vote per share owned. The Preferred C stock is convertible into common stock of the Company at the rate of 0.10 per common share for each share of Preferred C stock. The holders of Series C Preferred stock are entitled to receive any dividend declared by the Board of Directors.

During the year ended December 31, 2012, the Company issued 19,500 shares of restricted common stock to initial private placement investors in Anthus Life per terms of their subscription agreements.

During the year ended December 31, 2012, the Company issued 36,500 shares of common stock and 9,000 shares of Convertible Preferred C stock to consultants for services. The Company also issued 9,000 shares of Convertible Preferred C stock to a consultant for deferred services.

During the year ended December 31, 2012, he Company issued 26,500 shares of common stock to the former management per the acquisition agreement.

During the year ended December 31, 2012 the Company issued 20,000,000 shares of common stock, 35,000 shares of Convertible Preferred C stock and 1 share of Convertible Preferred B stock to related parties that has been classified as stock based compensation during the year ended December 31, 2012.

On January 10, 2012, the Company retired 358,785 shares of common stock held in treasury at December 31, 2011.

During the year ended December 31, 2012, the Company converted five convertible notes payable from non-related parties along with the accrued interest for a total of $93,443 into 4,113,547 shares of its common stock. The Company also issued 100,000 shares of common stock for $2,000 to a non-related party.

During the year ended December 31, 2012, the Company issued 5,200 shares of preferred C stock for $13,000 in cash.

On April 26, 2012, the Company entered into an agreement with Ironridge Global to settle $284,917 in accounts payable (which includes the balance of the Note Payable for the acquisition of Stakool by Anthus Life Corp., outstanding legal fees, filing fees, packaging costs and certain manufacturing costs), in exchange for unregistered shares of common stock. Ironridge received an initial issuance of 97,150 shares of the Company’s common stock. During the year ended December 31, 2012 the Company issued an additional 5,260,000 shares of unrestricted common stock to Ironridge.

On September 14, 2012, the Company filed a Form S-8 with the Securities and Exchange Commission. The Form S-8 registered 4,000,000 shares of its common stock in connection with the Company’s 2012 Incentive Stock Plan.

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 –STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

During the month of October 2012, the Company issued 282,980 shares of the Company’s Convertible Preferred C stock. The stock was issued as an addendum to the subscription agreements associated with the open private placement investments made by various investors between fiscal year 2009 and 2011.

On October 5, 2012 the Company issued 3,750,000 shares of its common stock without restriction to various consultants for services. The Company registered the common stock with the Securities and Exchange Commission on Form S-8 on September 14, 2012.

On October 10, 2012 the Company issued 500,000 shares of its common stock without restriction to Asher Enterprise, Inc. at a value of $15,000. The shares were issued as principal reduction to a Promissory Note dated January 16, 2012 between the Company and a non-related party.

During the year ended December 31, 2012, the Company issued 150,000 shares of restricted common stock to initial private placement investors in Anthus Life per terms of their subscription agreements.

During the year ended December 31, 2012 the Company retired 10,000,000 shares of its Preferred A stock, which accounted for all of the issued and outstanding Preferred A Stock.

The Company filed an amendment to its Articles of Incorporation with the state of Nevada on November 5, 2013 to change the designation of its capital and preferred stock, as follows:

The authorized common stock of the Company consist of 475,000,000 shares with a par value $0.00001. The Company also has 100,000,000 shares of par value $0.00001 Preferred C stock authorized and 10 shares of par value $0.00001 Preferred B stock authorized., and 30,000,000 par value $0.00001 par value Preferred C stock authorized. The Company adjusted the par value and additional paid in capital accounts on its balance sheet at September 30, 2013 for common and Preferred A stocks.

During the year ended December 31, 2013, the Company issued 48,733,764 shares of common stock and cancelled 20,000,000 shares of common stock.

During the year ended December 31, 2013, the Company issued 2,256,982 shares of common stock to service providers, 28,676,129 shares of common stock in conjunction with the conversion of promissory notes, 17,800,000 shares of common stock in to IronRidge Global under an agreement previous described in this filing, and 653 shares of common stock in conjunction with the rounding of shares produced by the reverse stock split previously described in this filing.

During the year ended December 31, 2013, the former CEO of the Company transferred 2 shares of Preferred Series B to Mr. Joseph C. Canouse when he assumed the positions of President and CEO. Subsequently, when Mr. Kevin Quirk became CEO of the Company Mr. Canouse transferred 1 share of the Preferred Series B stock to Mr. Quirk.

The Company also recorded the cancellation of previous reported treasury stock with a book value of $208.

On September 26, 2013 the Company issued a convertible note with an embedded warrant agreement. The agreement provides for the purchase of 4,000,000 shares of common stock of the company at $0.02 per share. The warrant expires on September 26, 2015. The fair value of the warrant was estimated, at the date of the grant at $140,000 using the Black-Sholes option –pricing model with the following assumptions: risk-free interest rate of 0.01%, volatility factor of 720%, and an expected life of two years.

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 –STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

On October 21, 2013 the Company issued a convertible note with an embedded warrant agreement. The agreement provides for the purchase of 400,000 shares of common stock of the company at $0.02 per share. The warrant expires on October 21, 2015. The fair value of the warrant was estimated, at the date of the grant at $5,600 using the Black-Sholes option –pricing model with the following assumptions: risk-free interest rate of 0.01%, volatility factor of 598%, and an expected life of two years.

On October 29, 2013 the Company issued a convertible note with an embedded warrant agreement. The agreement provides for the purchase of 133,334 shares of common stock of the company at $0.02 per share. The warrant expires on October 29, 2015. The fair value of the warrant was estimated, at the date of the grant at $3,099 using the Black-Sholes option –pricing model with the following assumptions: risk-free interest rate of 0.011%, volatility factor of 599%, and an expected life of two years.

The following table sets forth common share purchase warrants outstanding as of December 31, 2013:

	Warrants	Weighted Average Exercise Price
Outstanding warrants December 31, 2012	-0-
Warrant granted September 26, 2013	4,000,000	$ 0 .02
Warrant granted October 21, 2013	400,000	$ 0 .02
Warrant granted October 29, 2013	133,334	$ 0 .02
Outstanding warrants December 31, 2013	4,533,334	$ 0 .02

Common stock issuable upon exercise of warrants	4,533,334	$ 0 .02

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 9 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of $7,608,511 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$179,636	$1,830,894
Less: Valuation allowance	$(179,636)	$(1,830,894)

Net provision for Federal income taxes	-0-	-0-

A reconciliation of the federal statutory rate of 34% to the Company’s effective tax rate is as follows:

	2013	2012
Expected expense (benefit) (34%)	$(217,289)	$(1,830,894)
Permanent differences	41,466
Change in valuation allowance	175,823	1 ,830,894
Accrued expense (benefit)	$-0-	$-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2011:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$2,549,239	$2,369,603.00
Less: valuation allowance	(2,549,239)	(2,369,603.00)
Net deferred tax asset	$-0-	$-0-

The Company’s valuation allowance increased by $175,823 in 2013. Tax net operating loss carryforwards may be limited pursuant to the IRS Section 382 in the event of certain ownership changes.

FRESH PROMISE FOODS INC., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 10 – SUBSEQUENT EVENTS

On January 2, 2014 the Company issued 500,000 shares of common stock to a service provider for services rendered. An expense of $2,950.00 was recorded for this transaction.

On January 16, 2014 the Company issued 2,664,000 shares of common stock in conjunction with the partial conversion of a of a promissory note dated June 4, 2013 for $4,000 face value plus accrued interest of $103. The conversion price of the stock issued in this transaction was $0.0015 as provided by the note agreement..

On February 4, 2014 the Company issued 5,050,000 shares of common stock in conjunction with the partial conversion of a promissory note dated July 23, 2013 for $10,100 face value plus accrued interest of $66. The conversion price of the stock issued in this transaction was $0.002 as provided by the note agreement..

On February 6, 2014 the Company issued 2,804,000 shares of common stock in conjunction with the partial conversion of a portion of a promissory note dated June 4, 2013 for $7,000 face value plus accrued interest of $560. The conversion price of the stock issued in this transaction was $0.0026 as provided by the note agreement..

On February 12, 2014 the Company issued 3,666,667 shares of common stock in conjunction with the partial conversion of a promissory note issued under a consulting agreement with a former officer.

On February 13, 2014 the Company issued 3,010,000 shares of common stock in conjunction with the conversion of a portion of a promissory note dated July 23, 2013 for $5,400 principal plus accrued interest of $620. The conversion price of the stock issued in this transaction was $0.002 as provided by the note agreement..

On February 20, 2014 the Company issued 2,543,235 shares of common stock in conjunction with the partial conversion of a portion of a promissory note dated March 05, 2013 for $5,000 principal. The conversion price of the stock issued in this transaction was $0.0019 as provided by the note agreement..

On February 28, 2014 the Company issued 1,792,813 shares of common stock in conjunction with the partial conversion of a portion of a promissory note dated June 4, 2013 for $4,000 principal. The conversion price of the stock issued in this transaction was $0.0022 as provided by the note agreement..

On March 25, 2014 the Company issued 8,000,000 shares of common stock in conjunction with the settlement agreement with Ironridge Global, previous discussed. The stock was recorded at $56,000 but had a fair market value of $80,000. The Company recorded a loss on this issuance of $24,000.

We, together with certain other parties (collectively, the “Defendants”), are currently involved in litigation against Kyle Gotshalk, Leonard Gotshalk, Clinton Hall, LLC, Richard Maher and Patrick O’Loughlin (collectively, the “Plaintiffs”). On April 25, 2013, the Plaintiffs filed a complaint with the United States District Court for the District of Nevada alleging claims including securities fraud and breach of contract. The Company believes these claims to be unfounded and the Company is prepared to file an answer with the United States District Court for the District of Nevada, together with counterclaims against the Plaintiffs. The Company is continuing to vigorously defend itself against this lawsuit and in March 2014 has retained an attorney in Nevada to pursue the matter.

Except as set forth above, we are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Except as set forth above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

On July 17, 2013, Stakool Inc. dismissed Silberstein Ungar, PLLC as its independent registered public accounting firm and engaged D’Arelli Pruzansky, P.A. as our independent registered public accounting firm. Silberstein Ungar PLLC audited our financial statements for the periods ended December 31, 2011 and December 31, 2012 and review the financials prepared by the previous public accounting firm for the period ended December 31, 2010. The dismissal of Silberstein Ungar, PLLC was approved by our Board of Directors on July 17, 2013. Silberstein Ungar PLLC did not resign or decline to stand for re-election.

Neither the report of Silberstein Ungar, PLLC dated April 14, 2013 on our balance sheets as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 nor the report of Silberstein Ungar, PLLC dated April 17, 2012 on our balance sheets as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Silberstein Ungar, PLLC we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Silberstein Ungar, PLLC would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining D’Arelli Pruzansky, P.A. (1) neither we nor anyone on our behalf consulted D’Arelli Pruzansky, P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) D’Arelli Pruzansky, P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

We provided Silberstein Ungar, PLLC with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that the firm furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided by Silberstein Ungar, PLLC is filed as Exhibit 16.1 to this Current Report on Form 8-K.

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013.

Based on the review described above, our Chief Executive Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management evaluated the design and operation of our internal control over financial reporting as of December 31, 2013, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting were not effective.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not adequate and effective, as of December 31, 2013, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 11. Executive Summary and Compensation

Information Regarding the Directors of FRESH PROMISE FOODS INC., Inc.

Our bylaws provide that our board of directors shall consist of at least one member and will be determined by resolution of our board of directors. The number of members of our board of directors is currently two.

The following table lists our directors and provides their respective ages and titles as of December 31, 2013.

Name	Age	Position
Joseph C. Canouse(1)(2)	50	Chairman of the Board of Directors, CFO
Kevin P. Quirk(2)	46	Director, President, CEO
Peter Hellwig(1)	47	Director, President, CEO
Kenji Katayama(1)	56	Director, Secretary
Christina Breda(1)	30	Director
Elsa Desousa(3)	57	Director

(1) Effective March 15, 2013, Peter Hellwig, Kenji Katayama, and Christian Breda resigned as directors and from all officer positions then currently held; as of such date Joseph C. Canouse was appointed as Director, President and Chief Executive Officer.

(2) Effective April 20, 2013, Kevin P. Quirk was appointed President, Chief Executive Officer and as a Director. As of such date, Joseph C. Canouse resigned as President and Chief Executive Officer, assuming the roles of Chief Financial Officer and Chairman of the Board of Directors.

(3) Effective February 8, 2013, Elsa Desousa, was removed from the Board of Directors.

Executive Summaries

Kevin P. Quirk, age 46, President, Chief Executive Officer, Director Mr. Quirk, age 46, an accomplished executive with more than two decades of consumer products operating experience spanning general management and senior marketing roles in Fortune 500 corporations and start-up ventures, is now responsible for determing the Company’s strategic direction and managing performance against overall business objectives in keeping with the Company’s mission. Most recently, Mr. Quirk was raising capital for innovative start-up companies in the consumer products space. Prior to that, Mr. Quirk founded White Hat Brands, LLC, a functional beverage manufacturer focused on children’s health and wellness issues, which he later sold after raising multiple rounds of financing and stewarding the business to a successful exit. Prior to that Mr. Quirk held a variety of senior-level marketing positions for the Coca-Cola Company, where he initially hired into the Coca-Cola Accelerated Program, the company’s coveted management training program, and later served as Director of Marketing for Minute Maid brands. In addition, Mr. Quirk spent nearly a decade at Anheuser-Busch, where he worked in brand management, field sales and marketing, wholesaler development, and strategic planning, most notably as Market Development Manager of the Wisconsin territory and as founder of such company’s business development group, providing internal management consulting to a network of over 800 distributors. Mr. Quirk holds a BS in Marketing and a BA in Communications from Saint Louis University, and a letter of MBA equivalence from Harvard Business School.

Joseph C. Canouse, age 50, Chief Financial Officer, Chairman of the Board of Directors, Mr. Canouse, age 49, combines over twenty plus years of experience in finance, consulting and public company restructuring. Previously, he had been involved in financing public and private companies where his firms raised over one billion dollars, primarily in the firm he founded in 1995, J.P. Carey. From 2011 through present, Mr. Canouse has been the Chief Executive Officer for Quasar Aerospace Industries, Inc., an aviation-related company. From 2011 to present he has held the same position for Expert Group, Inc., a company that transitioned from financial services to becoming involved in bottling natural spring water. He has an undergraduate degree from Stetson University where he graduated in 1986.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely, except for Form 10-Q for the quarter ended March 31, 2013, which was filed on May 23, 2013.

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

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-Equity Incentive Plan Compensation	(h) Nonqualified Deferred Earnings Compensation	(i) All Other Compensation	(j) Total
Peter Hellwig,	2013	$19,400	$-		$-	$-	$-	$-	$19,400
President (1)	2012	$50,000	$-	$2,600,000	$-	$-	$-	$-	$2,650,000
	2011	$65,600	$-	0	$-	$-	$-	$-	$65,600

Joseph C. Canouse (2) (3)	2013	$-	$-	$-	$-	$-	$-	$-	$-
CFO, Chairman, Director	2012	$-	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-	$-

Kevin Quirk (2)	2013	$-	$-	$-	$-	$-	$-	$-	$-
CEO & Director	2012	$-	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-	$-

(1) Effective March 15, 2013 Mr. Hellwig resigned as President and Chief Executive Officer and and Mr. Joseph C. Canouse was appointed to those positions.

(2) Effective April 20, 2013 Mr. Canouse resigned as President and Chief Executive Officer and Mr. Quirk was appointed to those positions and named a Director.

(3) Effective April 20, 2013 Mr. Canouse was appointed as Chief Financial Officer and Chairman of the Board of Directors.

Compensation of Directors

Any Director who also becomes our employee will receive no extra compensation for their service on our Board of Directors. Directors may be compensated for out-of-pocket expenses associated with attending Board of Directors’ meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

(1)	Effective March 15, 2013, Joseph C. Canouse was appointed President, Chief Executive Officer and Director. As a result of this appointment and change in control, the 1,100,000,000 shares originally held by Peter Hellwig (former President and Chief Executive Officer) were transferred to Joseph C. Canouse. This stock was subsequently cancelled on May 31, 2013 and is no longer held by Mr. Canouse.

Item 13. Certain Relationships and Related Transactions and Director Independence

We have not entered into any transactions nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of their immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by for services provided during our 2011 and 2012 fiscal years.

	2013	2012
Audit fees	$22,500	$13,800
Tax fees		$1,200
Totals	$22,500	$ 15,000

Audit Fees. The fees identified under this caption were for professional services rendered by Silberstein Ungar, PLLC ($2,500) and D’Arelli Pruzansky, PA ($20,000) for fiscal years 2013 and 2012 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2013 and 2012 were pre-approved by Board of Directors.

PART IV

Item 15. Exhibits, Financial Statements, Schedules

3.1	Articles of Incorporation, as amended, incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 18, 2000.

3.2	Bylaws, incorporated by reference to the Company’ Registration Statement on Form 10/A filed with the Securities and Exchange Commission on December 17, 1998

3.3	Certificate of Designation, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.

3.4	Certificate of Correction, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.

3.5	Certificate of Correction, incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.

3.6	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 19, 2013.

3.7	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 19, 2013.

4.1	Amendment to Amended Payment Schedule, incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on May 15, 2012.

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH PROMISE FOODS INC., INC.

Date: April 15, 2014	By:	/s/ Kevin Quirk
Name: Kevin Quirk
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Director, Chairman of the Board Chief Financial Officer	Date

/s/ Joseph C. Canouse		April 15, 2014
Joseph C. Canouse

