Form 10-Q
period 2014-03-31
FRESH PROMISE FOODS, INC.
filed 2014-05-15
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of May 06, 2014, there were 96,406,673 shares outstanding of the registrant’s common stock.

2

PART I. FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

Fresh Promise Foods, Inc.

Consolidated Balance Sheet

	Unaudited
	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash	$42,055	$33,335
Current Assets	42,055	33,335

Website development	2,120	-
Total Assets	$44,175	$33,335

Liabilities and Stockholder’s Deficit
Liabilities
Current Liabilities
Accounts payable	$241,899	$236,797
Other liabilities	8,368	9,600
Accrued interest	24,743	23,358
Convertible note payable	272,884	228,615
Accrued salaries due officers	136,000	64,000
Amounts due former officers under consulting agreements	-	47,000
Convertible note derivative liability	301,741	156,549
Loan due related parties	3,600	-
Stock payable for acquisition	114,648	170,648
Total Current Liabilities	1,103,883	936,567

Common stock - par value $0.00001 475,000,000 shares authorized, 92,707,673 and 62,676,958 shares outstanding, respectively	927	627
Preferred stock series C - par value $0.00001 100,000,000 shares authorized, 308,180 and 341,180 shares outstanding, respectively.	3	3
Preferred stock series B - no par value, 10 shares authorized, and 2 and 1 share outstanding, respectively.
Additional paid In Capital	6,810,571	6,704,649
Accumulated deficit	(7,871,209)	(7,608,511)
Total Stockholders’ Deficit	(1,059,708)	(903,232)
Total Liabilities and Stockholders’ Deficit	$44,175	$33,335

See accompanying notes to unaudited consolidated financial statements.

Fresh Promised Foods, Inc.

Consolidated Statement of Operations

Three Months Ended March 31,

Unaudited

	2014	2013

Revenues	$-	$64
Cost of Goods Sold	-	682
Gross Margin	-	(618)

Operating Expenses
Professional fees	20,100	132,780
Consulting fees	39,166	16,664
Office expense	66	8,982
Investor and public relations	4,703	7,779
Communication	1,047	1,381
Bank services	-	636
Travel and entertainment	3,357	535
General and administrative expense	5,678	248
Payroll and related expense	95,000	125
Depreciation	-	100
Stock based compensation	2,950	29,570
Advertising and promotion	513	-
Total Operating Expenses	172,580	198,800

Loss from operations	(172,580)	(199,418)

Other expenses
(Gain) loss on note settlement	5,321	(13,782)
Debt forgiveness (income)	(22,000)	-
(Gain) on Change in value of derivative liability	(211,811)	-
Derivative liability expense	233,293	-
(Gain) Loss on stock issuance	(16,000)	18,000
Interest expense	101,315	30,188
Total other expenses	90,118	34,406

Loss before provision for income tax	(262,698)	(233,824)

Provision for income tax	-	-

Net Loss	$(262,698)	$(233,824)

Net Loss per share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and diluted	76,133,463	33,047,990

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statement of Shareholder’s Deficit

Unaudited

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Additional
	Number		Number		Number		Number		Paid in	Accumulated	Stockholders’
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	62,676,958	627			2		308,180	3	6,704,649	(7,608,511)	(903,232)
											-
Stock issued for services	500,000	5	-	-	-	-	-	-	2,945	-	2,950
Stock issued for debt conversion	21,530,715	215	-	-	-	-	-	-	63,057	-	63,272
Stock issued under financing agreement	8,000,000	80	-	-	-	-	-	-	39,920	-	40,000
Net loss										(262,698)	(262,698)
Balance at March 31, 2014	92,707,673	927			2		308,180	3	6,810,571	(7,871,209)	(1,059,708)

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statements of Cashflows

Three Months Ended March 31

Unaudited

	2014	2013
OPERATING ACTIVITIES
Net loss from operations	$(262,698)	$(233,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	62,000	16,404
Change in value of derivative liability	(211,811)	(13,782)
Derivative liability expense	233,293	11,236
Forgiveness of debt	(22,000)	-
Loss on note conversions	5,321	-
(Gain) Loss on stock issuance	(16,000)	18,000
Notes issued for professional services	20,000	109,500
Premium expense	32,769	-
Stock-based compensation	2,950	29,570
Depreciation & Amortization	-	100
Accrued interest on notes converted	5,162	-
Changes in working capital items
Accrued salaries	72,000	-
Decrease in other liabilities	(1,232)	-
Settlement of amount due former officer	(3,000)	-
Advances from related parties	3,600	-
Increase in accounts payable	5,102	44,430
Increase in accrued interest	1,384	2,548
Cash flow from operating activities	(73,160)	(15,818)

INVESTING ACTIVITIES
Website development	(2,120)	-
	(2,120)	-
FINANCING ACTIVITIES
Proceeds from note payable	84,000	10,500
Proceeds from stock sale	-	5,000
Cash flow from financing	84,000	15,500

Net change in cash	8,720	(318)
Beginning cash	33,335	338
Ending Cash	42,055	20

Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$186,427	$43,736
Conversion of note to common stock	$46,500	$8,339
Issuance of promissory note for accrued expenses	$-	$154,500
Issuance of shares under stock payable agreement (Note 4)	$56,000	$60,000

See accompanying notes to unaudited consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Promise Foods, Inc., formally Stakool, Inc., was incorporated in the State of Delaware under the name, PLR, Inc. in 1993, and went through a series of name changes and reorganizations. In November 1997, PLR, Inc. changed its name to Integrated Carbonics Corp. and moved its domicile to the State of Nevada. On July 23, 1999, Integrated Carbonics Corp. changed its name to Urbana.ca, Inc. (“URBA”). On April 11, 2003, URBA changed its name to PSPP Holdings, Inc. On August 11, 2008, PSPP Holdings, Inc. changed its name to Cynosure Holdings, Inc. by filing a Certificate of Amendment to Articles of Incorporation with the State of Nevada. On August 21, 2008, the Company changed its name to Hybid Hospitality, Inc. by filing a Certificate of Amendment to the Articles of Incorporation.

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

On April 17, 2013 Mr. Kevin P. Quirk joined the Company and was appointed President, Chief Executive Officer. Mr. Canouse, who continued as a Director, assumed the title of Chief Financial Officer.

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING BASIS

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP accounting”). The Company has adopted a December 31 fiscal year end.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Fresh Promise Foods Inc., Inc. and its wholly-owned subsidiaries Anthus Life Corporation and Harvest Soul Inc. Harvest Soul Inc. was formed January 21, 2014 as a Georgia corporation. It will retain all intangible assets of the Company including trademarkes, patents, and copyrights. It will have no employees.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

CASH AND CASH EQUIVALENTS

Fresh Promise Foods Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2014 and 2013, the Company had $42,055 and $20 cash, respectively.

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the over- all fair value of the financial instruments. In addition, the fair value of free standing derivative instruments such as warrant and option derivatives are valued using the Black-Scholes modes.

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair value were determined by using the Black Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table sets forth the liabilities at March 31, 2014, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 1 – FAIR VALUE MEASUREMENTS (CONTINUED)

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$301,741	-0-	-0-	$301,741
Total	$301,741	-0-	-0-	$301,741

The following table sets forth a summary of change in fair value of our derivative liabilities for the three months ended March 31, 2013:

Beginning balance	$156,549
Change in fair value of embedded conversion features of convertible promissory notes and warrants included in earnings	$(164,146)
Embedded conversion option & warrant liability recorded in connection with the issuance of convertible promissory notes	$357,003
Change in fair value of embedded conversion features of convertible promissory notes due to conversion	$(47,665)
Ending balance	$301,741

INVENTORIES

Inventories previously consisted of natural and organic food products, wrappers and boxes, and were stated at the lower of cost or market. Cost was determined on the average cost method. Inventories are reviewed and reconciled periodically. As of March 31, 2014 and 2013, the Company maintained no inventory.

ACCOUNTS RECEIVABLE

The Company’s receivables had consisted of billings to customers for products invoiced and shipped and one temporary cash advance to a related party. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for doubtful accounts was zero at March 31, 2014 and 2013. Bad debt expense related to customer receivables for the year ended March 31, 2014 and March 31, 2013 was zero and zero respectively.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2014 and 2013. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At March 31, 2014 and 2013, the Company had convertible notes and warrants outstanding that could be converted into approximately 98,861,626 common shares based up the closing bid price of the company’s common stock at March 31, 2014.

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Share-based expense for the three months ended March 31, 2014 and 2013 totaled $2,950 and $29,570, respectively.

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

RECLASSIFICATION of FINANCIAL STATEMENT ACCOUNTS

Certain amounts in the December 31, 2013 consolidated financial statements have been reclassified to confirm to the presentation in the March 31, 2014 consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense was zero and $100 for the quarters ended March 31, 2014 and 2013, respectively. Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Furniture and fixtures	$-0-	$1,192
Office equipment	-0-	649
Total property and equipment	-0-	1,841
Less: Accumulated depreciation	-0-	(1,013)
Property and equipment, net.	$-0-	$828
Impairment expense	-0-	(828)
Property and equipment, net.	$-0-	$-0-

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 3 – RELATED PARTY TRANSACTIONS

At the time of his appointment Mr. Canouse received the 1 share of convertible Preferred B stock previously issued to a director. Also, during the three months ended March 31, 2013, the Company issued 1 additional shares of convertible preferred B stock to Mr. Quirk when he joined the Company. The stock has no par value and is not traded publicly.

During the three months ended March 31, 2014 the Company converted $11,000 of a $22,000 convertible note to 3,666,667 common shares from Jahoco LLC, a related party. Jahoco LLC is owned by James Canouse, brother of Joseph Canouse. The note had been purchased from a former officer of the Company.

NOTE 4 – STOCK PAYABLE

On April 26, 2012, The Company entered into an agreement with Ironridge Global to settle $284,917 in liabilities. Pursuant to an order approving stipulation for settlement of claims between Ironridge and the Company, Ironridge is entitled to receive 1 million common shares plus that number of shares with an aggregate value equal to $332,748, divided by 70% of the following: the volume weighted average price of the issuer’s common stock over that number of consecutive trading days following the date of receipt required for the aggregate trading volume to exceed $1.75 million, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five trading days during such period.

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

For the three months ended March 31, 2014 and 2013, Ironridge received 8,000,000 and 3,000,000 shares respectively, which were recorded at $56,000 and $21,000 respectively. For the same periods the company recorded a gain of $16,000 on the shares issued in 2014 and a loss of $9,000 on the shares issued in 2013. At March 31, 2014 the balance of shares due Ironridge Global was 16,378,310. At December 31, 2013 the balance of shares due Ironridge Global was and 24,378,310. The recorded value of these shares at March 31, 2014 and December 31, 2013 was $114,648 and $234,200, respectively. Carrying value of amounts due under this agreement are computed by multiplying the percentage of total shares due issued to Ironridge times the initial value of the obligation recorded in 2012. In connection with the transaction, Ironridge agreed not to hold any short position in the issuer’s common stock, and not to engage in or affect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at March 31, 2014 and December 31, 2013:

All common share data in this table have been adjusted for the reverse stock split.	Balance Due at
	March 31, 2014	December 31, 2013

On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10 % and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. In 2012, $30,000 of the note was converted to 2,639,237 shares of common stock of the Company. In 2013 the note maturity date was extended to September 30, 2014. Due to the features in this note, the Company could not determine if sufficient shares in the Company stock would be available to fullfill all conversion obligations .Accordingly a derivative liability was recorded for this note using the Black Scholes Method to value the derivative liability with the following assumptions:
Risk Free Interest rate of .0013, volatility of 597%, and an assumed dividend rate of 0%.	$20,000	$20,000

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to June 30, 2014. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 20%. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. In February 2014, the third party converted $5,000 of note into 2,543,235 shares of common stock of the Company.	$40,000	$45,000

On March 13, 2013 the Company executed three promissory notes for services provided totaling $109,500. The notes are payable upon demand and bear interest at 12 % and can be converted into common stock of the company at the average five day closing bid price multiplied by three. Note Amount Converted / (Average price x 3)	$74,500	$109,500

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 04, 2013 the Company executed a promissory note for $15,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 30% of the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0014, volatility of 517%, and an assumed dividend rate of 0%. During the three months ended March 31, 2014 the note plus accrued interest of $663 was converted into 7,260,813 shares of common stock of the Company.	$-	$15,000

On September 11, 2013 the Company executed a promissory note for $15,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $8,077, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	$15,000	$15,000

In 2013 the Company executed a consulting agreement with a a former officer. The agreement provided for payment of consulting fees during the transition period when new management obtained control of the Company. The agreement allowed any unpaid amounts due under the agreement to be memoralized in a promissory note. At December 31, 2013 the Company owed the former officer $44,000. This amount was converted to a note of $22,000. The former officer sold the note to a related party of the Company. The Company recorded income of $22,000 as debt forgiveness. The remaining $22,000 note was amended providing for conversion to common stock of the Company at a discount of 50% of the average closing bid price on the day of conversion. Due to the discount feature we have recorded a liability of $22,000, or put premium, as part of the carrying value of this note. The note is convertible at any time. On February 12, 2014 the related party converted $11,000 of the face amount of the note into 3,666,667 shares of common stock of the Company.	$11,000	$-

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On July 23, 2013 the Company executed a promissory note for $15,500. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 580%, and an assumed dividend rate of 0%. During the three months ended March 31, 2014 this note and accrued interest of $686 was converted to 8,060,000 shares of common stock of the Company.	$-	$15,500

On October 29, 2013 the Company executed a promissory note for $2,500. The note bears interest at 6% and is secured by common stock of the Company. The loan matures April 29, 2014. The note is convertible at the lower of a discount of 35% off the prior day’s closing bid price or $0.01. The note also provided for purchase of 133,334 shares by execution of a warrant agreement. The agreement expires two years from the date of the note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur, the warrant purchase price shall be reduced to the lower selling price. The Company has recorded a derivative liability due to this provision. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0011, volatility of 599%, and an assumed dividend rate of 0%.	$2,500	$2,500

On December 12, 2013 the Company executed a promissory note for $53,000. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 586%, and an assumed dividend rate of 0%.	$53,000	$53,000

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 01, 2014 the Company executed a promissory note for $20,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $10,769, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	$20,000	$-

In February 2014, one of these notes with a face value of $35,000 was sold to a third party. The accrued interest on the note of $4,710 was added to the principal amount purchased. The note was amended and the Company has recorded a derivative liability based upon the amended features. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013%, volatility of 526%, and an assumed dividend rate of 0%.	$39,710	$-

On January 23, 2014 the Company executed a promissory note for $6,000. The note bears interest at 9.875 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 30% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less that $0.0001. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 0%.	$6,000	$-

On February 04, 2014 the Company executed a promissory note for $53,000. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 0%.	$53,000	$-

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 17, 2014 the Company executed a promissory note for $25,000. The note bears interest at 12 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 40% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions:
Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 0%.	$25,000	$-

Premium liability	$29,846	$8,077

Unamortized debt discount on derivative liabilities	$(116,672)	$(54,962)

Total convertible notes outstanding, net of unamortized discounts	$272,884	$228,615

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company recorded derivative liabilities as follows:

		Ending Liability
Financial Agreement	Date of Agreement	at March 31, 2014

Convertible Promissory Note	January 6, 2012	$1,322
Warrant agreement	September 26, 2013	$15,964
Warrant agreement	October 21, 2013	$1,597
Convertible Promissory Note	October 29, 2013	$1,743
Warrant agreement	October 29, 2013	$533
Convertible Promissory Note	December 12, 2013	$82,352
Convertible Promissory Note	January 23, 2014	$11,487
Convertible Promissory Note	February 4, 2014	$78,422
Convertible Promissory Note	February 10, 2014	$70,986
Convertible Promissory Note	March 17, 2014	$37,335
	Balance at March 31, 2014	$301,741

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company recorded put premium liability expense during the three months ended March 31, 2014 as follows:

Balance at December 31, 2013		$8,077
Convertible Promissory Note	January 28, 2014	$22,000
Convertible Promissory Note	January 1, 2014	$10,769
Adjustment for Note conversion	January 28, 2014	$(11,000)
Balance at March 31, 2014		$29,846

The Company recorded debt discount expense during the three months ended March 31, 2014 as follows:

Unamortized debt discount at December 31, 2013	$(54,962)
Amortization of debt discount three months ended March 31, 2014	$62,000
Debt discount on notes issued during three months ended March 31, 2013	$(123,710)
Unamortized debt discount at March 31, 2014	$(116,672)

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized common stock of the Company consist of 475,000,000 shares with a par value $0.00001. The Company also has 100,000,000 shares of par value $0.00001 Preferred C stock authorized and 10 shares of par value $0.00001 Preferred B stock authorized and 30,000,000 par value $0.00001 par value Preferred C stock authorized.

During the three months ended March 31, 2014, the Company converted notes payable from non-related parties along with the accrued interest for a total of $36,848 into 17,864,048 shares of its common stock.

The Company also issued 500,000 shares of common stock to a service provider which was recorded at fair market value of $2,950.

During the three months ended March 31, 2014, the Company issued 8,000,000 shares of common stock in conjunction with the settlement agreement with Ironridge Global, previous discussed. The stock was recorded at $56,000 but had a fair market value of 80,000. The Company recorded a loss on this issuance of $24,000. This was exempt from registration under rule 144.

The Company also converted $11,000 of a $22,000 convertible note to 3,666,667 common shares from a related party. The note had been purchased from a former officer of the Company.

The following table sets forth common share purchase warrants outstanding as of March 31, 2014:

		Weighted Average
	Warrants	Exercise Price
Outstanding warrants December 31, 2013	40,533,334	$0.02
Warrants issued three months ended March 31, 2014	-	-
Outstanding warrants March 31, 2014	40,533,334	$0.02

Common stock issuable upon exercise of warrants	40,533,334	$0.02

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 7 – INCOME TAXES

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

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $7,870,000 that may be available to reduce our tax liability in future years. We estimate the benefits of this loss carry forward at $2,557,000 if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 8 – GOING CONCERN

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 – SUBSEQUENT EVENTS

On April 10, 2014 the Company issued 3,699,000 shares of common stock in conjunction with the partial conversion of a promissory note dated March 13, 2013 for $4,000 face value.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Fresh Promise Foods, Inc. formally StaKool, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

Under the direction of Kevin Quirk, the Company’s Chief Executive Officer, the Company’s primary goal continues to be the leveraging of management’s experience and knowledge of the natural food and beverage industry to better deploy the Company’s “Natural plus Energy” product line and to allow for a more comprehensive understanding of the distribution channels and retail positioning. In addition, the natural food and beverage market continues to grow at a relatively substantial pace, and allows for the introduction of many functional food and beverage products.

Our management team will explore all aspects of the all-natural functional food and beverage industry in efforts to effectively integrate and develop products tailored to those markets. The management team feels confident that its understanding of the market will allow for the addition of several functional food and beverage products within the next 24-36 months that effectively capitalize on our knowledge and experience, and are capable of developing velocity throughout the all-natural retail market space. The Company has access to a talented packaging and design team that will assist in the future development of well-conceived products and the appropriate consumer packaging that will allow for rapid consumer interest, appeal and rapid adoption.

In 2013 the Company had suspended operations due to a lack of working capital.

Current developments include the following:

●	We anticipate moving into our production facility in May 2014 with the goal of being fully licensed with the FDA and USDA at such time.

●	We have acquired production equipment which will be shipped to our facility later this month.

●	We have completed 85-90 % of our newest consumer product and intent to announce the brand name in late May.

●	We continue to seek companies that would be viable acquisition candidate.

Results of Operations

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31 2013

Revenue

Total revenue for the three months ended March 31, 2014 was zero compared to $64 for the same period in 2013.

Total revenues were from the sale of health food products.

Gross Margin

Gross margin for the three months ended March 31, 2014 was $0 due to a lack of revenue. Revenue declined from $64 to $0 for the three month period ending March 31, 2013 and 2014 respectively, due to a shortage of working capital which caused the Company to suspend operations.

Operating Expenses

For the three month periods ending March 31, operating expenses declined $26,220, from $198,800 in 2013, to $172,580 in 2014. Of this decrease, $112,680 represented a reduction in professional fees, primarily legal expense. This expense reduction was partially offset by an increase in payroll of $94,875 and consulting fees of $22,502. Our stock based compensation also decreased from $29,750 in 2013 to $2,950 in 2014.

Loss from Operations

Loss from operations for the three months ended March 31, 2014 was $172,580, a decline from $199,418 for the same period in 2013. The loss was primarily attributable to a lack of revenue.

Other Income (Expense)

For the three month periods ended March 31, Other Expenses increased $55,712, from $34,406 in 2013 to $90,118 in 2014. In 2014 Other Expense included $233,293 in derivative liability expense, $101,315 in interest expense, and $5,321 in losses on note settlements. These expenses were offset by a gain on change in value of our derivative liabilities of $211,811, a gain of $22,000 on a forgiven debt, and a gain of $16,000 on stock issued under a financing agreement executed in 2012 in conjunction with our settlement with IronRidge Capital, as previously reported.

Net Loss

Net Loss for the three months ended March 31, 2014, was $262,598. The net loss was primarily attributable to a lack of revenue and the operating expenses and other expenses as described above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity & Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2014 and December 31, 2013

	3/31/2014	12/31/2013

Current assets	$42,055	$33,335
Current liabilities	$1,103,882	$936,567
Working capital deficit	$(1,061,827)	$(903,232)

At March 31, 2014, we had a working capital deficit of $1,061,827, as compared to a working capital deficit of $903,232, at December 31, 2013, an increase in the deficit of $158,595. The increase is primarily related to an increase in convertible notes payable issued in order to fund operating activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $262,698 for the three months ended March 31, 2014. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2014 we had minimal assets and a working capital deficit of $1,061,827. Our working capital deficit is due to the results of operations. However we are presently able to meet our short term obligations through the sale of convertible notes.

Net cash used in operating activities for the three months ended March 31, 2014 was $73,060. Net cash provided by financing activities for the three months ended March 31, 2014 was $84,000. Net cash provided by financing activities for this period consists primarily of the issuance of a convertible notes. Net cash used in investing activities was $2,120, which represented funds used to develop a new website for the Company.

We anticipate that our future liquidity requirements will arise from the need to fund operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated raising additional funds from the private equity sources and debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through several private offering of our company’s securities. See “Note 8 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-Balance Sheet Arrangements

As of March 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

No significant changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were made in our internal control over financial reporting during the three month period ended March 31, 2014, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We, together with certain other parties (collectively, the “Defendants”), are currently involved in litigation against Kyle Gotshalk, Leonard Gotshalk, Clinton Hall, LLC, Richard Maher and Patrick O’Loughlin (collectively, the “Plaintiffs”). On April 25, 2013, the Plaintiffs filed a complaint with the United States District Court for the District of Nevada alleging claims including securities fraud and breach of contract. The Company believes these claims to be unfounded and the Company is prepared to file an answer with the United States District Court for the District of Nevada, together with counterclaims against the Plaintiffs The Company is continuing to vigorously defend itself against this lawsuit.

Except as described above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations and there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended March 31, 2014, the Company issued 7,260,813 shares of common stock in conjunction with the conversion of promissory note with a face value of $15,000 plus accrued interest of $663. This was exempt from registration under rule 144.

During the period ended March 31, 2014, the Company issued 8,060,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $15,500 plus accrued interest of $686. This was exempt from registration under rule 144.

During the period ended March 31, 2014, the Company issued 3,666,667 shares of common stock in conjunction with the conversion of promissory note with a face value of $11,000. This was exempt from registration under rule 144.

During the period ended March 31, 2014, the Company issued 2,543,235 shares of common stock in conjunction with the conversion of promissory note with a face value of $5,000. This was exempt from registration under rule 144.

During the period ended March 31, 2014, the Company issued 500,000 shares of common stock for services provided. The Company recorded an expense of $2,950 for this transaction. This was exempt from the registration under rule 144.

During the period ended March 31, 2014, the Company issued 8,000,000 shares of common stock in conjunction with the settlement agreement with Ironridge Global, previous discussed. The stock was recorded at $56,000 but had a fair market value of 80,000. The Company recorded a loss on this issuance of $24,000. This was exempt from registration under rule 144.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2014.

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
Dated: May 15, 2014
/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

