Form 10-Q
period 2014-06-30
FRESH PROMISE FOODS, INC.
filed 2014-08-18
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

(855) 404-3734

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

As of August 8, 2014, there were 215,096,744 shares outstanding of the registrant’s common stock.

2

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Fresh Promise Foods, Inc.

Consolidated Balance Sheet

Unaudited

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash	$49,273	$33,335
Current Assets	49,273	33,335

Other current asset (Costs of inventory purchased for resale)	6,951	-
Total Current Asset	56,224	33,335

Property and Equipment	12,661	-
Other Asset: Website Development & Software Purchased	3,417	-
Total Assets	$72,302	$33,335

Liabilities and Stockholder’s Deficit
Liabilities
Current Liabilities
Account payable	$237,839	$236,797
Other liabilities	6,968	9,600
Accrued interest	13,606	23,358
Convertible notes payable, net of unamortized discount and premiums	273,060	228,615
Accrued salaries due officers	334,668	64,000
Amounts due former officers under consulting agreements	-	47,000
Convertible note derivative liability	368,240	156,549
Loan due related parties	3,600	-
Stock payable for acquisition	44,648	170,648
Total Current Liabilities	1,282,629	936,567
Other current liability	1,063	-
Total Liabilities	1,283,692	936,567

Common stock - par value $0.00001 975,000,000 shares authorized, 126,974,673 62,676,958 shares outstanding, respectively	1,270	627
Preferred stock series C - par value $0.00001 100,000,000 shares authorized, 308,180 and 341,180 shares outstanding, respectively.	3	3
Preferred stock series B - no par value, 10 shares authorized, and 2 and 1 share outstanding, respectively.
Additional paid In Capital	6,881,526	6,704,649
Accumulated deficit	(8,094,189)	(7,608,511)
Total Stockholders’ Deficit	(1,211,390)	(903,232)
Total Liabilities and Stockholders’ Deficit	$72,302	$33,335

See accompanying notes to consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statement of Operations

Unaudited

	Three Month Ended		Six Month Ended
	06 30 2014	06 30 2013	06 30 2014	06 30 2013
Revenues	$-	$-	$0	$64
Cost of Goods Sold	1	1,834	3,136	2,515
Gross Margin	(1)	(1,834)	(3,136)	(2,451)

Operating Expenses
Rent	3,575	-	3,575	-
Professional fees	133,359	58,819	133,359	83,333
Consulting fees (legal)	622	-	601	-
Office expense	222	185	222	9,417
Investor and public relations	2,253	2,321	2,253	8,999
Product development	-	-	525	-
Compliance	-	-	2,653	-
Communication	1,981	400	1,981	1,781
shareholders related expense	-	-	6,675	-
Bank services	98	30	140	666
Travel and entertainment	7,313	2,634	7,313	3,168
General and administrative expense	15,460	-	4,980	-
Payroll and related expense	310,668	-	310,668	125
Insurance - Liability	-	-	2,878	-
Misc. expense	-	-	787	-
License and permits	-	159	622	159
Subcontractor	-	-	4,798	-
Depreciation	-	100	-	200
Marketing	-	-	7,277	-
Stock based compensation	2,950	-	2,950	45,000
Advertising and promotion	7,279	-	329	-
Total Operating Expenses	485,780	64,648	494,586	152,848

Loss from operations	(485,780)	(66,482)	(497,722)	(155,299)

Other expenses
(Gain) loss on note settlement	-	-	-	-
Debt forgiveness	-	-	(22,000)	-
(Gain) on Change in value of derivative liability	(371,640)	(66,467)	(371,640)	(80,249)
Derivative liability expense	233,293	-	233,293	-
(Gain) loss on note conversion	5,321	-	5,321	-
Other expense - other	-	-	(97)	-
(Gain) Loss on stock issuance	(51,000)	11,700	(51,000)	29,700
Interest/financing expense	10,753	108,313	194,080	137,807
Total other expenses	(173,273)	53,546	(12,043)	87,258

Loss before provision for income tax	(312,507)	(120,028)	(485,679)	(242,557)

Provision for income tax	-	-	-	-

Net Loss	$(312,507)	$(120,028)	(485,679)	$(242,557)

Net Loss per share: Basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and diluted	102,811,794	31,322,242	87,645,892	31,885,864

See accompanying notes to consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statements of Cash Flows

	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES
Net loss from operations	$(485,679)	$(242,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	150,558	83,293
Change in value of derivative liability	(371,640)	(80,249)
Derivative liability expense	233,293	33,402
Other expenses	(97)	-
Adjustment to prior period	-	(826)
Loss on note conversions	5,321	-
(Gain) Loss on stock issuance	(51,000)	29,700
Penalty on convertible note	-	16,250
Other current asset	6,951
Stock-based compensation	2,950	29,570
accrued salary	-	-
Other current liability	1,063	-
Amount due current and former officer	(31,062)	-
Depreciation & Amortization	-	200
Changes in working capital items
(increase) in accounts receivable	-	(2,816)
Increase in accrued interest	-	3,712
Accrued salaries	270,668	-
Increase in other liability	-	31,534
Decrease in other liabilities	(2,632)	-
Decrease in rental deposit	-	1,700
Advances from related parties	3,600	-
Decrease in accounts payable	1,042	3,738
Decrease in accrued interest	(9,752)	-
Cash flow from operating activities	(276,416)	(93,349)

INVESTING ACTIVITIES
PP&E	(12,661)	-
Website development	(3,417)	-
	(16,078)	-
FINANCING ACTIVITIES
Repayment of convertible notes
Proceeds from note payable	308,432	91,750
Proceeds from stock sale	-	5,000
Cash flow from financing	308,432	96,750

Net change in cash	15,938	3,401
Beginning cash	33,335	338
Ending Cash	49,273	3,739

Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$73,344	$115,286
Conversion of note to common stock	$-	$46,600
Stock issued under financing agreement	-	69,300
Issuance of promissory note for accrued expenses	$-	$45,000
Issuance of shares under stock payable agreement	$126,000	$-

See accompanying notes to consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Promise Foods is a consumer products and marketing company focused on the high-margin multi-billion dollar health and wellness food and beverage sectors. Under its wholly owned subsidiary, Harvest Soul Inc., the Company is building a production facility in Atlanta, Ga. and will be launching a new brand and category in the organic, all-natural juice category.

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

On May 28, 2014, the Company increased the number of authorized shares of common stock to nine hundred seventy five million shares (975,000,000) from four hundred seventy five million (475,000,000).

On June 2, 2014, Joseph C. Canouse resigned as Chairman of the Board of Directors (the “Board”) of Fresh Promise Foods, Inc., a Nevada corporation (the “Company”), and as Chief Financial Officer of the Company. Mr. Canouse informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 4, 2014, the Board approved by unanimous written consent the appointment of Scott Martin as a member of the Board and Secretary of the Company, effective as of such date.

On June 4, 2014, the Board also approved by unanimous written consent the appointment of Mr. Kevin P. Quirk as Chairman of the Board. Mr. Quirk currently serves as Chief Executive Officer & Chief Financial Officer of the Company and a director and will retain his current positions.

ACCOUNTING BASIS

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP accounting”). The Company has adopted a December 31 fiscal year end.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Fresh Promise Foods Inc. and its wholly-owned subsidiary Harvest Soul Inc. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

INVENTORIES

Inventories consist of bottles, closures, labels and boxes as well as certain raw materials that go into the production of the final product. Inventory is stated at the lower of the cost or market. Cost was determined on the average cost method. Inventories are reviewed and reconciled periodically.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company’s has no Accounts Receivables. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for doubtful accounts was zero at June 30, 2014 and 2013. Bad debt expense related to customer receivables for the period ended June 30, 2014 and the year ended December 31, 2013, was zero and zero respectively.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “earnings Per Share”. Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2014 and 2013. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At June 30, 2014 and 2013, the Company had convertible notes and warrants outstanding that could be converted into approximately 145,556,411 common shares based up the closing bid price of the company’s common stock at June 30, 2014.

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

Share-based expense for the years ended June 30, 2014 and 2013 totaled $2,950 and $29,570, respectively.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense was zero and $100 for the quarters ended June 30, 2014 and 2013, respectively. Property and equipment consisted of the following at June 30, 2014 and June 30, 2013:

	June 30, 2014	December 31, 2013
Furniture and fixtures	$1,978	$1,841
Production equipment	12,661
Total property and equipment	14,639	1,841
Less: Accumulated depreciation	(1,978)	(1,213)
Property and equipment, net.	$12,661	$628

NOTE 3 – RELATED PARTY TRANSACTIONS

At the time of his appointment Mr. Canouse received the 1 share of convertible Preferred B stock previously issued to a director. Also, during the three months ended June 30, 2013, the Company issued 1 additional shares of convertible preferred B stock to Mr. Quirk when he joined the Company. The stock has no par value and is not traded publicly.

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 3,666,667 common shares from a related party. The note had been purchased from a former officer of the Company.

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

For the six months ended June 30, 2014 and 2013, Ironridge received 18,000,000 and 3,000,000 shares respectively, which were recorded at $126,000 and $21,000 respectively. For the same periods the company recorded a gain of $16,000 on the shares issued in 2014 and a loss of $9,000 on the shares issued in 2013. At June 30, 2014 and 2013, the balance of shares due Ironridge Global was 16,378,310 and 39,178,310 respectively, which was recorded at values of $114,648 and 274,248, respectively. Carrying value of amounts due under this agreement are computed by multiplying the percentage of total shares due issued to Ironridge times the initial value of the obligation recorded in 2012. In connection with the transaction, Ironridge agreed not to hold any short position in the issuer’s common stock, and not to engage in or affect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at June 30, 2014 and 2013. All common share data in this table has been adjusted for the reverse stock split.

All common share data in this table have been adjusted for the reverse stock split.

	June 30, 2014	December 31, 2013
On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10 % and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. In 2012, $30,000 of the note was converted to 2,639,237 shares of common stock of the Company. In 2013 the note maturity date was extended to September 30, 2014. Due to the features in this note, the Company could not determine if sufficient shares in the Company stock would be available to fulfill all conversion obligations .Accordingly a derivative liability was recorded for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 597%, and an assumed dividend rate of 0%.	$20,000	$20,000

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to June 30, 2014. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 20%. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. In February 2014, the third party converted $5,000 of note into 2,543,235 shares of common stock of the Company.	$10,000	$45,000

On March 13, 2013 the Company executed three promissory notes for services provided totaling $109,500. The notes are payable upon demand and bear interest at 12 % and can be converted into common stock of the company at the average five day closing bid price multiplied by three. Note Amount Converted / (Average price x 3). On June 11, 2014 these notes were sold to Carebourn Capital. The new note bears interest at 12% and is secured by common stock of the company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the company sells or issues stack at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .0013, volitility of 65% and an assumed dividend of 0%.	$-	$109,500

On September 11, 2013 the Company executed a promissory note for $15,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $8,077, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	$15,000	$15,000

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 29, 2013 the Company executed a promissory note for $2,500. The note bears interest at 6% and is secured by common stock of the Company. The loan matures April 29, 2014. The note is convertible at the lower of a discount of 35% off the prior day’s closing bid price or $0.01. The note also provided for purchase of 133,334 shares by execution of a warrant agreement. The agreement expires two years from the date of the note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur the conversion price is reduced to that lower price. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0011, volatility of 599%, and an assumed dividend rate of 0%.	$2,500	$2,500

On December 12, 2013 the Company executed a promissory note for $53,000. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 586%, and an assumed dividend rate of 0%. On June 25, 2014, $11,000 of the note was converted into 8,000,000 common shares.	$41,000	$53,000

On January 01, 2014 the Company executed a promissory note for $20,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $10,769, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	$20,000	$-

In February 2014, one of these notes with a face value of $35,000 was sold to a third party. The accrued interest on the note of $4,710 was added to the principal amount purchased. The note was amended and the Company has recorded a derivative liability based upon the amended features. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013%, volatility of 526%, and an assumed dividend rate of 0%.	$39,710	$-

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 23, 2014 the Company executed a promissory note for $6,000. The note bears interest at 9.875 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 30% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less that $0.0001. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 0%.	$6,000	$-

On February 04, 2014 the Company executed a promissory note for $53,000. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 0%.	$53,000	$-

On March 17, 2014 the Company executed a promissory note for $25,000. The note bears interest at 12 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 40% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 0%. On April 10. May 8 and June 23, 2014, a compbined $19,801 of the note was converted into 3,699,000, 4,280,000, & 5,288,000 of common shares respectively.	$5,199	$-

On June 9, 2014 the company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .0013, volitility of 61% and an assumed dividend of 0%.	$30,000	$-

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 11, 2014 the Company executed a promissory note for $86,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .0013, volitility of 65% and an assumed dividend of 0%. On June 18, 2014, $4,132.44 of the note was converted into 3,000,000 common shares.	$82,368	$-

On June 11, 2014 the Company executed a promissory note for $86,291 for the note plus interest on the note executed March 13, 2013. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .0013, volitility of 63% and an assumed dividend of 0%.	$86,291	$-

Premium liability	$29,846	$8,077

Unamortized debt discount on derivative liabilities	$(167,854)	$(54,962)

Total convertible notes outstanding, net of unamortized discounts	$273,060	$228,615

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized common stock of the Company consist of 975,000,000 shares with a par value $0.00001. The Company also has 100,000,000 shares of par value $0.00001 Preferred C stock authorized and 10 shares of par value $0.00001 Preferred B stock authorized and 30,000,000 par value $0.00001 par value Preferred C stock authorized. The Company adjusted the par value and additional paid in capital accounts on its balance sheet at March 30, 2013 for common and Preferred A stocks.

During the six months ended June 30, 2014, the Company converted notes payable from non-related parties along with the accrued interest for a total of $36,848 into 17,864,048 shares of its common stock.

The Company also issued 500,000 shares of common stock to a service provider which was recorded at fair market value of $2,950.

During the period ended June 30, 2014, the Company issued 3,699,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $25,000 plus accrued interest of $197.27. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 4,280,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $25,000 plus accrued interest of $323.06. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 10,000,000 shares of common stock in conjunction with the settlement agreement with Ironridge Global, previous discussed. The stock was recorded at $34,900 but had a fair market value of 70,000. The Company recorded a loss on this issuance of $35,000. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 3,000,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $86,500 plus accrued interest of $367.56. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 5,288,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $25,000 plus accrued interest of $399.23. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 8,000,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $53,000 plus accrued interest of $2,265.21. This was exempt from registration under rule 144.

The Company also converted $11,000 of a $22,000 convertible note to 3,666,667 common shares from a related party. The note had been purchased from a former officer of the Company.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The following table sets forth common share purchase warrants outstanding as of June 30, 2014:

	Warrants	Weighted Average Exercise Price
Outstanding warrants December 31, 2012	-0-

Warrant granted September 26, 2013	4,000,000	$0.02

Warrant granted October 21, 2013	400,000	$0.02

Warrant granted October 29, 2013	133,334	$0.02

Outstanding warrants June 30, 2014	4,533,334	$0.02

Common stock issuable upon exercise of warrants	4,533,334	$0.02

NOTE 7 – GOING CONCERN

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

NOTE 8 – INCOME TAXES

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 8 – INCOME TAXES (CONTINUED)

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

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $8,355,780 that may be available to reduce our tax liability in future years. We estimate the benefits of this loss carry forward at $3,042,780 if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit.

The provision for Federal income tax consists of the following for the years 2014 and 2013:

A reconciliation of the federal statutory rate of 34% to the Company’s effective tax rate is as follows:

The Company’s valuation allowance increased by $175,823 in 2013. Tax net operating loss carryforwards may be limited pursuant to the IRS Section 382 in the event of certain ownership changes.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 9 – FAIR VALUE MEASUREMENTS (CONTINUED)

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

NOTE 10 – SUBSEQUENT EVENTS

As of August 12, 2014 the Company issued 88,122,071 shares of common stock in conjunction with the partial conversion of certain promissory notes. The company has 215,096,744 outstanding shares.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Fresh Promise Foods, Inc. f/k/a StaKool, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

Under the direction of Kevin Quirk, the Company’s Chief Executive Officer, the Company is continuing its efforts to leverage management’s experience and knowledge of the natural and organic food and beverage industry to better deploy the Company’s product lines through our wholly-owned subsidiary and to allow for a more comprehensive understanding of the distribution channels and retail positioning. In addition, the natural food and beverage market continues to grow at a relatively substantial pace and allows for the introduction of many functional food and beverage products.

Our management team is continuing to explore all aspects of the all-natural functional food and beverage industry, in efforts to effectively integrate and develop products tailored to those markets. The management team feels confident that its understanding of the market will allow for the addition of several functional food and beverage products within the next 24-36 months that effectively capitalize on our knowledge and experience, and are capable of developing velocity throughout the all-natural retail market space. The Company has access to a talented packaging and design team that will assist in the future development of well-conceived products and the appropriate consumer packaging that will allow for consumer interest, appeal and rapid adoption.

The Company’s primary goal is to participate in the fast growing and high margin all-natural and organic consumer products market, specifically organic fruit and vegetable juices that are both blended and pressed. We will launch our own line under the brand name Harvest Soul through our wholly owned subsidiary, Harvest Soul Inc. Further to this, we will continue to look for acquisition opportunities among companies that share our values and our vision.

Current developments include the following:

●	The Company moved into its pilot production facility at the end of May 2014. We have completed moving all of our commercial production equipment into this facility and are currently completing the connection of wiring to our control panels which are specially designed for the 100 gallon liquifyer/blender.

●	The Company is establishing operations through its wholly-owned subsidiary, Harvest Soul, Inc. (“Harvest Soul”). Harvest Soul will focus on organic 100% chewable fusion, blended and pressed juices. Harvest Soul anticipates receiving the results for its required product challenge study, performed by a third-party laboratory, by the end of August 2014, and anticipates receiving approval from the U.S. Department of Agriculture approval shortly thereafter. The challenge study is a new requirement for products such as ours, which utilize a new technology, high pressure processing (HPP), as its final process stage or “kill-step” which is required for certification and satisfying Juice Hazard Analysis & Critical Control Points (HACCP) regulations. Because this process is new, many of the regulatory agencies are unfamiliar with it and therefore additional time and cost are incurred in obtaining regulatory approvals. Harvest Soul has been working on obtaining such approvals since June.

●	While launching our own brands is our number one priority, we continue to look for companies that would be viable acquisition candidates.

Results of Operations

Summary of Statements of Operations for the Six Months Ended June 30, 2014 and 2013

	June 30, 2014	June 30, 2013
Revenue	$0	$64.00
Gross Profit	$(3,136)	$(2,451)
Operating expenses	$494,586	$152,848
Income (loss) from operations	$(497,722)	$(155,299)
Other income (expenses)	$(12,043)	$87,258
Net income (loss) attributable to common shareholder	$(487,679)	$(242,557)
Income (loss) per common on share - basic & diluted	(0.00)	(0.01)

Revenue

Total revenue for the six months ended June 30, 2014 was $0 compared to $64 for the same period in 2013. Decrease is due to ceasing operations of Anthus Life.

Gross Margin

Gross margin for the six months ended June 30, 2014 was $(3,136) representing an decrease from ($2451) for same period last year ending June 30, 2013.

Operating Expenses

For the six month period ending June 30, 2014, operating expenses increased from $152,848 in 2013 to $494,586 for same period 2014. This increase is mainly due to accrued salaries of executive officers and consultants. Stock based compensation was reduced dramatically as the company is utilizing more convertible debt instruments versus stock,

Loss from Operations

Loss from operations for the six months ended on June 30, 2014 was $497,722 representing an increase from $155,299 for same period in 2013. The loss was primarily due to expenses due to launching Harvest Soul and professional services associated with building the juice pilot production facility and certification cost.

Other Income (Expense)

For the six month periods ended June 30, 2014, Other Expenses increased from $87,258 in 2013 to ($12,043) in 2014. In 2014, Other Expenses included $233,293 in derivative liability expense which was more than offset by a gain on change in value of our derivative liabilities of $371,640.

Net Loss

Net Loss for the six months ended June 30, 2014, was $485,679. The net loss was primarily attributable to a lack of revenue and the operating expenses and other expenses as described above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity & Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Current Assets	$56,224	$33,335
Current Liabilities	$1,282,692	$936,567
Working Capital Deficit	$(1,227,468)	$(903,232)

At June 30, 2014, we had a working capital deficit of $1,227,468 as compared to a working capital deficit of $903,232 at December 31, 2013 an increase in the deficit of $324,236. The increase is primarily related to an increase in convertible notes payable issued in order to fund operating activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $485,679 for the six months ended June 30, 2014. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the building of facilities and the development and marketing of products. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2014 we had minimal assets and a working capital deficit of $1,227,468. Our working capital deficit is due to the results of operations. However we are building long-term assets as a result of building a pilot production facility and are presently able to meet our short term obligations through the sale of convertible notes.

Net cash used in operating activities for the six months ended June 30, 2014 was ($292,354). Net cash provided by financing activities for the six months ended June 30, 2014 was $308,432. Net cash provided by financing activities for this period consists primarily of the issuance of a convertible notes. Net cash used in investing activities was ($16,078), which represented funds advanced to Harvest Soul, our new subsidiary company.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

Although there has been a recent change in the Company’s Chief Financial Officer, no significant changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were made in our internal control over financial reporting during the three month period ended June 30, 2014, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We, together with certain other parties (collectively, the “Defendants”), are currently involved in litigation against Kyle Gotshalk, Leonard Gotshalk, Clinton Hall, LLC, Richard Maher and Patrick O’Loughlin (collectively, the “Plaintiffs”). On April 25, 2013, the Plaintiffs filed a complaint with the United States District Court for the District of Nevada alleging claims including securities fraud and breach of contract. The Company believes these claims to be unfounded and the Company has filed an answer with the United States District Court for the District of Nevada, together with counterclaims against the Plaintiffs The Company is continuing to vigorously defend itself against this lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended June 30, 2014, the Company issued 3,699,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $25,000 plus accrued interest of $197.27. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 4,280,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $25,000 plus accrued interest of $323.06. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 10,000,000 shares of common stock in conjunction with the settlement agreement with Ironridge Global, previous discussed. The stock was recorded at $34,900 but had a fair market value of 70,000. The Company recorded a loss on this issuance of $35,000. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 3,000,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $86,500 plus accrued interest of $367.56. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 5,288,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $25,000 plus accrued interest of $399.23. This was exempt from registration under rule 144.

During the period ended June 30, 2014, the Company issued 8,000,000 shares of common stock in conjunction with the conversion of promissory note with a face value of $53,000 plus accrued interest of $2,265.21. This was exempt from registration under rule 144.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2014.

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

FRESH PROMISE FOODS, INC.

Dated: August 18, 2014	/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

