Form 10-Q
period 2014-09-30
FRESH PROMISE FOODS, INC.
filed 2014-11-14
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of October 29, 2014, there were 637,190,087 shares outstanding of the registrant’s common stock.

2

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Fresh Promise Foods, Inc.

Consolidated Balance Sheet

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$12,325	$33,335
Inventory	9,219	-
Total Current Assets	21,544	33,335

Property Plant & Equipment, Net	25,641	-
Website Development & Software Purchased	3,417	-
Total Assets	$50,602	$33,335

Liabilities and Stockholder’s Deficit
Liabilities
Current Liabilities
Accounts payable	$235,317	$236,797
Accrued interest	29,249	32,958
Convertible note payable, net of discounts & premiums	397,205	228,615
Accrued salaries due officers	250,820	64,000
Amounts due former officers under consulting agreements	-	47,000
Convertible note derivative liability	1,507,338	156,549
Loan due related parties	3,600	-
Stock payable for acquisition	-	170,648
Total Current Liabilities	2,423,529	936,567
Total Liabilities	2,423,529	936,567

Common stock - par value $0.00001 2,000,000,000 shares authorized, 424,887,581 and 62,676,958 shares outstanding, respectively	4,249	627
Preferred stock series C - par value $0.00001 100,000,000 shares authorized, 308,180 and 341,180 shares outstanding, respectively.	3	3
Preferred stock series B - no par value, 10 shares authorized, and 2 and 1 share outstanding, respectively.	-	-
Additional paid in capital	7,008,810	6,704,649
Accumulated deficit	(9,385,989)	(7,608,511)
Total Stockholders’ Deficit	(2,372,927)	(903,232)
Total Liabilities and Stockholders’ Deficit	$50,602	$33,335

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statement of Operations

Unaudited

	3 Months Ended		9 Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$-	$-	$-	$64
Cost of Goods Sold	(128)	-	3,008	2,515
Gross Margin	128	-	(3,008)	(2,451)

Operating Expenses
Rent	11,147	-	14,722	-
Professional fees	108,195	67,765	241,554	276,028
Office expense	2,318	-	2,541	8,962
Investor and public relations	2,205	5,777	13,786	14,775
Communication	2,650	-	4,631	2,381
Bank services	683	-	921	681
Travel and entertainment	8,377	3,809	15,690	6,978
General and administrative expense	27,530	-	50,228	-
Payroll and related expense	27,000	-	337,668	-
License and permits	-	2,675	-	2,834
Other miscellaneous expenses	-	330	-	395
Depreciation	-	100	-	200
Stock based compensation	-	-	2,950	29,570
Total Operating Expenses	190,105	80,456	684,691	342,804

Loss from operations	(189,977)	(80,456)	(687,699)	(345,255)

Other expenses
Debt forgiveness	-	-	(22,000)	-
liability	850,080	(69,508)	477,585	(149,757)
Derivative liability expense	144,873	7,472	378,166	40,874
(Gain) loss on note conversion	(4,650)	-	670	-
Loss on Impairment	-	628	-	628
Other expense - other	-	-	(97)	-
(Gain) Loss on stock issuance	(42,064)	18,500	(93,064)	48,200
Interest expense	154,439	53,302	348,520	162,302
	1,102,678	10,394	1,089,780	102,247

Loss before provision for income tax	(1,292,655)	(90,850)	(1,777,479)	(447,502)

Provision for income tax	-	-	-	-

Net Loss	$(1,292,655)	$(90,850)	$(1,777,479)	$(447,502)

Net Loss per share: Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and diluted	239,203,220	43,089,661	139,897,770	32,679,708

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statements of Cash flows

Unaudited

	9 Months Ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES
Net loss from operations	$(1,777,479)	$(447,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	288,821	101,328
(Gain) on Change in value of derivative liability	477,585	(149,757)
Derivative liability expense	378,166	40,874
Debt forgiveness	(22,000)	-
Other expense - other	(97)	-
Decrease in rental deposit	-	1,700
(Gain) Loss on stock issuance	(93,064)	48,200
Notes issued for professional services	-	124,500
Premium expense	-	48,912
Other current asset	112,356	-
Other current liability	103,136	-
Stock based compensation	2,950	29,570
Amount due current and former officer	(47,000)	-
Depreciation	-	200
Loss on Impairment	-	843
Changes in working capital items
Accrued salaries	186,828	-
Decrease in other liabilities	-	76,974
Settlement of amount due former officer	-	-
Advances from related parties	3,600	436
(Increase) in account receivable	-	(2,816)
Decrease in accounts payable	(1,480)	1,510
Decrease in accrued interest	(3,709)	10,733
Cash flow from operating activities	(391,387)	(114,295)

INVESTING ACTIVITIES
PP&E	(25,641)	-
Website development	(3,417)	-
	(29,058)	-
FINANCING ACTIVITIES

Proceeds from note payable	399,435	182,250
Proceeds from stock sale	-	5,000
Cash flow from financing	399,435	187,250

Net change in cash	(21,010)	72,955
Beginning cash	33,335	338
Ending Cash	12,325	73,293

Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$1,350,789	$279,174
Conversion of note to common stock	$-	$171,550
Issuance of promissory note for accrued expenses	$-	$154,500
Issuance of shares under stock payable	$170,648	$51,800

See accompanying notes to unaudited consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 1 – Nature of Business and Summary of Significant Accounting policies

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

On September 1, 2014, the Company increased the number of authorized shares of common stock to two billion shares (2,000,000,000) from nine hundred seventy five million shares (975,000,000).

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

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 1 – Nature of business and summary of significant accounting policies (continued)

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

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company’s has no Accounts Receivables. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for doubtful accounts was zero at September 30, 2014 and December 31, 2013. Bad debt expense related to customer receivables for the period ended September 30, 2014 and 2013 was zero and zero respectively.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2014 and 2013. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At September 30, 2014 and 2013, the Company had convertible notes and warrants outstanding that could be converted into approximately 567,425,057 common shares based up the closing bid price of the company’s common stock at September 30, 2014.

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

Share-based expense for the 9 months ended September 30, 2014 and 2013 totaled $2,950 and $29,570, respectively.

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

POLICY ON WEBSITE DEVELOPMENT COST TO BE INCLUDED

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred.

The Company placed into service its main website (www.freshpromisefoods.com) in 2013. All costs associated with these websites are subject to straight-line amortization over there expected useful life, a five year period.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense amount for 9 months ended was zero and $100 for the quarters ended September 30, 2014 and 2013, respectively. Property and equipment consisted of the following at September 30, 2014 and September 30, 2013:

	September 30, 2014	December 31, 2013
Furniture and fixtures	$3,389	$1,841
Production equipment	24,092	-
Total property and equipment	27,481	1,841
Less: Accumulated depreciation	(1,840)	(1,213)
Property and equipment, net.	$25,641	$628
Impairment expense	-	(828)
Property and equipment, net	25,641	-

NOTE 3 – RELATED PARTY TRANSACTIONS

At the time of his appointment Mr. Canouse received the 1 share of convertible Preferred B stock previously issued to a director. Also, during the three months ended June 30, 2013, the Company issued 1 additional shares of convertible preferred B stock to Mr. Quirk when he joined the Company. The stock has no par value and is not traded publicly.

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 3,666,667 common shares from a related party. The note had been purchased from a former officer of the Company based on the contractual conversions terms per agreement.

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

For the nine months ended September 30, 2014 and 2013, Ironridge received 24,378,310 and 7,400,000 shares respectively, which were recorded at $170,648 and $21,000 respectively. For the same periods the Company recorded a gain of $93,097 on the shares issued in the nine months ended September 30, 2014 and a loss of $ 48,100 on the shares issued in the nine months ended September 30, 2013. At September 30, 2014 and 2013, the balance of shares due Ironridge Global was -0- and 34,778,310 respectively, which was recorded at values of $0 and 243,448, respectively. Carrying value of amounts due under this agreement are computed by multiplying the percentage of total shares due issued to Ironridge times the initial value of the obligation recorded in 2012. In connection with the transaction, Ironridge agreed not to hold any short position in the issuer’s common stock, and not to engage in or affect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period.

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at September 30, 2014 and 2013. All common share data in this table has been adjusted for the reverse stock split.

All common share data in this table have been adjusted for the reverse stock split.	September 30, 2014	December 31, 2013

On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10 % and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. In 2012, $30,000 of the note was converted to 2,639,237 shares of common stock of the Company. In 2013 the note maturity date was extended to September 30, 2014. Due to the features in this note, the Company could not determine if sufficient shares in the Company stock would be available to fulfill all conversion obligations. Accordingly a derivative liability was recorded for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 597%, and an assumed dividend rate of 0%.	$20,000	$20,000

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to June 30, 2014. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 20%. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. In February 2014, the third party converted $5,000 of note into 2,543,235 shares of common stock of the Company.	$40,000	$45,000

On March 13, 2013 the Company executed three promissory notes for services provided totaling $109,500. The notes are payable upon demand and bear interest at 12% and can be converted into common stock of the company at the average five day closing bid price multiplied by three. Note Amount converted / (Average price x 3). On June 11, 2014 these notes were sold to Carebourn Capital. The new note bears interest at 12% and is secured by common stock of the company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the company sells or issues stack at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liabilty with the following assumptions: Risk free interest rate of .0013, volitility of 65% and an assumed dividend of 0%.	$0	$109,500

On September 11, 2013 the Company executed a promissory note for $15,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $8,077, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum	$15,000	$15,000

On June 04, 2013 the Company executed a promissory note for $15,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted to common stock at a discount of 30% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 days period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0014, volatility of 517%, and an assumed dividend rate of 0%.	$-	$15,000

On July 23, 2013 the Company executed a promissory note for $15,500. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted to common stock at a discount of 45% off the conversion price. The conversion price is the average of the lowest 10 day trading price during a a 10 days period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company had recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 580%, and an assumed dividend rate of 0%.	$-	$15,000

On October 29, 2013 the Company executed a promissory note for $2,500. The note bears interest at 6% and is secured by common stock of the Company. The loan matures April 29, 2014. The note is convertible at the lower of a discount of 35% off the prior day’s closing bid price or $0.01. The note also provided for purchase of 133,334 shares by execution of a warrant agreement. The agreement expires two years from the date of the note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur the conversion price is reduced to that lower price. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0011, volatility of 599%, and an assumed dividend rate of 0%.	$2,500	$2,500

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On December 12, 2013 the Company executed a promissory note for $53,000. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0012, volatility of 586%, and an assumed dividend rate of 0%. On June 25, 2014, $11,000 of the note was converted into 8,000,000 common shares. By August 7, 2014, the remaining $41,000 of the note was converted into 53,299,071 common Shares.	$-	$53,000

In 2013 the Company executed a consulting agreement with a former officer. The agreement provided for payment of consulting fees during the transition period when new management obtained control of the Company. The agreement allowed any unpaid amounts due under the agreement to be memoralized in a promissory note. At December 31, 2013 the Company owed the former officer $44,000. This amount was converted to a note of $22,000. The former officer sold the note to a related party of the Company. The Company recorded income of $22,000 as debt forgiveness. The remaining $22,000 note was amended providing for conversion to common stock of the Company at a discount of 50% of the average closing bid price on the day of conversion. Due to the discount feature we have recorded a liability of $22,000, or put premium, as part of the carrying value of this note. The note is convertible at any time. On February 12, 2014 the related party converted $11,000 of the face amount of the note into 3,666,667 shares of common stock of the Company.	$11,000.00	$-

On January 01, 2014 the Company executed a promissory note for $20,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $10,769, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum	$20,000	$-

In February 2014, one of these notes with a face value of $35,000 was sold to a third party. The accrued interest on the note of $4,710 was added to the principal amount purchased. The note was amended and the Company has recorded a derivative liability based upon the amended features. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013%, volatility of 526%, and an assumed dividend rate of 0%. The date of maturity for this note is February 10, 2015.	$34,262	$-

On January 23, 2014 the Company executed a promissory note for $6,000. The note bears interest at 9.875 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 30% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less that $0.0001. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 0%.	$6,000	$-

On February 04, 2014 the Company executed a promissory note for $53,000. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 0%. By September 29, 2014 $18,000 of the note was converted into 85,905,098 common shares. The Date of maturity for this note is November 6, 2014.	$35,530	$-

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 17, 2014 the Company executed a promissory note for $25,000. The note bears interest at 12 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 40% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .0013, volatility of 536%, and an assumed dividend rate of 0%. On April 10. May 8 and June 23, 2014, a compbined $19,801 of the note was converted into 3,699,000, 4,280,000, & 5,288,000 of common shares respectively.	$-	$-

On June 9, 2014 the company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .0013, volitility of 61% and an assumed dividend of 0%. The date of maturity for this note is June 9, 2015.	$30,000	$-

On June 11, 2014 the Company executed a promissory note for $86,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .0013, volitility of 65% and an assumed dividend of 0%. On June 18, 2014, $4,132.44 of the note was converted into 3,000,000 common shares. The date of maturity for this note is March 5, 2015.	$77,425	$-

On June 11, 2014 the Company executed a promissory note for $86,291 for the note plus interest on the note executed March 13, 2013. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .0013, volitility of 63% and an assumed dividend of 0%. On August 1, 2014 $30,000 of the note was converted into 6,000,000 common shares. The date of maturity for this note is March 5, 2015.	$51,922	$-

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 30, 2014 the Company executed a promissory note for $88,500. The note bears interest at 6% and is secured by common stock of the company. The note can be converted in to common stock at market rate. Date of maturity for this note is June 30, 2015.	$88,500	$-

On August 8, 2014 the Company executed a promissory note for $50,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 35% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. Date of maturity for this note is August 8, 2015.	$50,000	$-

On April 3, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .0013, volitility of 197% and an assumed dividend of 0%. Date of maturity for this note is January 7, 2015.	$42,500	$-

On July 8, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .0013, volitility of 162% and an assumed dividend of 0%. Date of maturity for this note is January 8, 2015.	$42,500	$-

On September 5, 2014 the Company executed a promissory note for $52,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at $.001 par value per share. Date of maturity for this note is June 5, 2015.	$52,500	$-

Additional notes	$8,989	$-

Premium liability	$29,846	$8,077

Unamortized debt discount on derivative liabilities	$(261,276)	$(54,962)

Total convertible notes outstanding, net of unamortized discounts	$397,198	$228,615

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized common stock of the Company consist of 2,000,000,000 shares with a par value $0.00001. The Company also has 100,000,000 shares of par value $0.00001 Preferred C stock authorized and 10 shares of par value $0.00001 Preferred B stock authorized and 30,000,000 par value $0.00001 par value Preferred C stock authorized. The Company adjusted the par value and additional paid in capital accounts on its balance sheet at March 30, 2013 for common and Preferred A stocks.

The Company also issued 500,000 shares of common stock to a service provider which was recorded at fair market value of $2,950.

During the period ended September 30, 2014, the Company issued 5,400,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $562. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 10,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $1,824. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 6,378,310 shares of common stock in conjunction with the settlement agreement with Ironridge Global, previous discussed. The stock was recorded at $44,648 but had a fair market value of $2,551. The Company recorded a loss on this issuance of $42,096. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 10,058,140 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $1,278. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 5,556,500 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $25,000 plus accrued interest of $210. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 6,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $884. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 9,071,459 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $896. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 16,377,049 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $604. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 5,858,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $25,000 plus accrued interest of $63. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 6,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $4,488 plus accrued interest of $25. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 6,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,291 plus accrued interest of $1,446. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 7,792,453 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $113. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 5,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,143. This was exempt from registration under rule 144.

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

During the period ended September 30, 2014, the Company issued 21,486,456 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $2,276. This was exempt from registration under

During the period ended September 30, 2014, the Company issued 11,297,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $2,480. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 9,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,570. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 21,486,486 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $2,024. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 12,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,717. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 21,461,538 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $1,756. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 12,150,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $1,622. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 15,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,791. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 21,470,588 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $1,602. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 17,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,978. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 16,979,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $1,358. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 19,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,972. This was exempt from registration under rule 144.

All the above conversions were generally done based on the contractual terms within the agreements.

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The following table sets forth common share purchase warrants outstanding as of September 30, 2014:

		Weighted Average
	Warrants	Exercise Price
Outstanding warrants December 31, 2012	$-0-
Warrant granted September 26, 2013	$4,000,000	$0.02
Warrant granted October 21, 2013	$400,000	$0.02
Warrant granted October 29, 2013	$133,334	$0.02
Outstanding warrants September 30, 2014	$4,533,334	$0.02

Common stock issuable upon exercise of warrants	$4,533,334	$0.02

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

FRESH PROMISE FOODS, INC.

NOTES TO THE Unaudited CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $8,355,780 that may be available to reduce our tax liability in future years. We estimate the benefits of this loss carry forward at $3,042,780 if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit.

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

NOTE 10 – SUBSEQUENT EVENTS

As of October 29, 2014 the Company issued 212,302,506 shares of common stock in conjunction with the partial conversion of certain promissory notes. The company has 637,511,771 outstanding shares.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Our financial consolidated statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Current developments include the following:

●	The Company moved into its pilot production facility at the end of May 2014. We have completed moving all of our commercial production equipment into this facility and are currently completing the connection of wiring to our control panels which are specially designed for the 100 gallon liquifyer/blender.

●	The Company is establishing operations through its wholly-owned subsidiary, Harvest Soul, Inc. (“Harvest Soul”). Harvest Soul will focus on organic 100% chewable fusion, blended and pressed juices. Harvest Soul anticipates receiving the results for its required product challenge study, performed by a third-party laboratory, by the end of August 2014, and anticipates receiving approval from the U.S. Department of Agriculture approval shortly thereafter. The challenge study is a new requirement for products such as ours, which utilize a new technology, high pressure processing (HPP), as its final process stage or “kill-step” which is required for certification and satisfying Juice Hazard Analysis & Critical Control Points (HACCP) regulations. Because this process is new, many of the regulatory agencies are unfamiliar with it and therefore additional time and cost are incurred in obtaining regulatory approvals. Harvest Soul has been working on obtaining such approvals since June.

●	While launching our own brands is our number one priority, we continue to look for companies that would be viable acquisition candidates.

Results of Operations

Summary of Statements of Operations for the Nine Months Ended September 30, 2014 and 2013

	September 30, 2014	September 30, 2013
Revenue	$-	$64
Gross Margin	$(3,008)	$(2,451)
Operating expenses	$684,691	$342,804
Income (loss) from operations	$(687,699)	$(345,255)
Other income (expenses)	$1,089,780	$102,247
Net income (loss) attributable to common shareholder	$(1,777,479)	$(447,502)
Income (loss) per common on share - basic & diluted	$-	$-

Revenue

Total revenue for the nine months ended September 30, 2014 was $0 compared to $64 for the same period in 2013. Decrease is due to ceasing operations of Anthus Life.

Gross Margin

Gross margin for the nine months ended September 30, 2014 was ($3,008) representing an decrease from ($2,451) for same period last period ending September 30, 2013.

Operating Expenses

For the nine month period ending September 30, 2014, operating expenses increased from $342,804 in 2013 to $684,691 for same period 2014. This increase is mainly due to accrued salaries of executive officers and consultants. Stock based compensation was reduced dramatically as the company is utilizing more convertible debt instruments versus stock. We also incurred charges related to the opening of our PREP facility which increase rent expenses.

Loss from Operations

Loss from operations for the nine months ended on September 30, 2014 was $687,699 representing an increase from $345,255 for same period in 2013. The loss was primarily due to expenses due to launching Harvest Soul and professional services associated with building the juice pilot production facility and certification cost.

Other Income (Expense)

For the nine month periods ended September 30, 2014, Other Expenses increased from $102,247 in 2013 to $1,089,780 in 2014. In 2014, Other Expenses included a larger then expect loss on change in value of our derivative liabilities of $850,080 as stock volatility and conversions greatly impacted derivative liability values. The increased number of notes converted contribated to interest expense increase from $162,302 in 2013 to $348,520 for the nine months ending September 30, 2014.

Net Loss

Net Loss for the nine months ended September 30, 2014, was $1,777,479. The net loss was primarily attributable to a lack of revenue and the operating expenses and other expenses as described above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity & Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 and

December 31, 2013.

	9/30/2014	12/31/2013
Current assets	$21,545	$33,335
Current liabilities	$2,423,529	$936,567
Working capital deficit	$(2,401,985)	$(903,232)

At September 30, 2014, we had a working capital deficit of $2,401,985 as compared to a working capital deficit of $903,232 at December 31, 2013 an increase in the deficit of $1,498,753. The increase is primarily related to an increase in convertible notes payable issued in order to fund operating activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,777,479 for the nine months ended September 30, 2014. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the building of facilities and the development and marketing of products. These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2014 we had minimal assets and a working capital deficit of $2,401,985. Our working capital deficit is due to the results of operations. However we are building long-term assets as a result of building a pilot production facility and are presently able to meet our short term obligations through the sale of convertible notes.

Net cash used in operating activities for the nine months ended September 30, 2014 was ($391,387). Net cash provided by financing activities for the nine months ended September 30, 2014 was $399,435. Net cash provided by financing activities for this period consists primarily of the issuance of a convertible notes. Net cash used in investing activities was ($29,058), which represented funds advanced to Harvest Soul, our new subsidiary company.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

(b) Changes in Internal Control over Financial Reporting.

No significant changes, other than the change in CFO, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were made in our internal control over financial reporting during the three month period ended September 30, 2014, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Except as described above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations and there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, selfregulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended September 30, 2014, the Company issued 10,058,140 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $1,278. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 5,556,500 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $25,000 plus accrued interest of $210. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 6,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $884. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 9,071,459 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $896. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 16,377,049 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $604. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 5,858,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $25,000 plus accrued interest of $63. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 6,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $4,488 plus accrued interest of $25. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 6,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,291 plus accrued interest of $1,446.86. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 7,792,453 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $113. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 5,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,143. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 21,486,456 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $2,276. This was exempt from registration under

During the period ended September 30, 2014, the Company issued 11,297,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $2,480. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 9,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,570. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 21,486,486 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $2,024. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 12,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,717. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 21,461,538 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $1,756. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 12,150,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $1,622. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 15,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,791. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 21,470,588 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $1,602. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 17,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,978. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 16,979,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $1,358. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 19,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $1,972. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 5,400,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $86,000 plus accrued interest of $562. This was exempt from registration under rule 144.

During the period ended September 30, 2014, the Company issued 10,000,000 shares of common stock in conjunction with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $1,824. This was exempt from registration under rule 144.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2014.

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

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH PROMISE FOODS, INC.
Dated: November 14, 2014
/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

