Form 10-K
period 2014-12-31
FRESH PROMISE FOODS, INC.
filed 2015-04-27
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fresh Promise Foods Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, was $329,965. As of April 23, 2015 the registrant had 32,796,070 shares of its common stock, par value $0.00001; 0 shares of its Preferred A Series stock, par value $0.00001; 2 shares of its Preferred B Series stock, par value $0.00001; and 308,108 shares of its Preferred C Series stock, par value $0.00001 outstanding.

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

Unless otherwise provided in this Report, references to “Fresh Promise Foods, “the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Fresh Promise Foods, Inc.

PART I

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

On May 13, 2014, the Company increased the number of authorized shares of common stock from four hundred seventy five million (475,000,000) to nine hundred seventy five million (975,000,000).

On June 2, 2014, Joseph C. Canouse resigned as Chairman of the board of directors and as Chief Financial Officer of the Company, and the Board approved by unanimous written consent the appointment of Scott Martin as a member of the Board and Secretary of the Company. Mr. Kevin P. Quirk was appointed Chairman of the Board.

On October 16, 2014, the Company increased the number of authorized shares of common stock from nine hundred seventy five million (975,000,000) to two billion (2,000,000,000).

Effective January 20, 2015, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace a 1-for-150 reverse stock split for the Company’s common stock.

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

It is becoming clearer that healthy eating is transitioning from a niche market to the mainstream. Health and wellness-focused products are expanding rapidly, with many of the fastest growing food and beverage categories inextricably linked to consumer perceptions of health.

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

Marketing Strategy

The strategy is to have our brand name strongly associated on all of our distributed products and to focus on finding and developing the best FDA/USDA certified natural and/or organic food product options for North America and beyond. During 2014, the Company introduced its own brand, Harvest Soul and plans to either build or buy other complementary products in 2015 and beyond. For 2014, our R&D team diligently worked to develop a line of Organic juices that are both relevant and unique to the established categories.

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

Words like “Natural,” “clean label,” “green,” “eco-friendly”, “organic”, “non GMO” and “sustainability” are the new buzzwords in today’s food and beverage industry. Products and ingredients bearing these tags have created demand among consumers, and therefore have been significant purchase influencers. The markets for these natural and naturally derived products are growing at a fast rate, creating an immense profit potential for food and beverage manufacturers. The past two decades have witnessed consumers becoming more health conscious and resorting to preventive measures, rather than reactionary ones. Functional foods and beverages play a major role in this segment, promoting the concept of healthiness-on-the-go. These functional foods and beverages include health ingredients, which may promote general health and well- being by preventing certain diseases. However, the industry also confronts certain challenges in coping with the demand of natural ingredients used in food and beverage applications, particularly, in terms of sustainability.

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

It is becoming clearer that healthy eating is transitioning from a niche market to the mainstream. Health and wellness-focused products are expanding rapidly, with eight out of ten of the fastest growing food and beverage categories inextricably linked to consumer perceptions of health. In 2013, the market for Health & Nutrition foods at retail value is estimated at $720 billion with a CAGR of 7.4%. This constituted 24% of the total food market which had an average CAGR of 2.8%. More specifically, the global functional food market is expected to show a CAGR of 9.7% during 2014-2017.

Segments

Consumer Product Group (CPG)

This is where the “future value” of the company will be derived. We will build and buy companies in the health and wellness food and beverage space. Acquisition targets that meet our investment criteria share a number of common features:

●	A concept with substantial, identifiable consumer demand which can be effectively replicated in multiple markets;

●	A unique brand asset capability that differentiates the company from its competition;

●	Attractive business model economics which address specific customer needs and demonstrate operational capabilities to achieve market leadership;

●	Strong management in place with a proven ability to execute a clearly defined strategic business plan;

●	A strong, focused and customer-oriented culture;

●	Significant growth or growth potential and an expansion strategy that is consistent with the company’s performance history;

●	A defensible and extendable position in a growing industry category.

Our partner companies/acquisitions will have demonstrated fundamentally superior business models and substantial growth potential. Furthermore, when coupled with our investment capital, expertise, and resources, these companies have the opportunity to create a significant and sustainable competitive advantage. This advantage often results in an investment achieving market leadership and providing superior economic returns to all participants.

Harvest Soul

Under the Fresh Promise Foods umbrella comes our in-house consumer product line called Harvest Soul; an organic, non-GMO line of health and wellness beverages and relating products. Harvest soul launched in November, 2014 and launched in Whole Foods Markets in March, 2015. Further national expansion is planned for mid 2015.

Harvest Soul Inc., a wholly-owned subsidiary of Fresh Promise Foods, creates organic food and beverages from some of the world’s healthiest ingredients. Harvest Soul’s new line of Chewable Juices is a nutritionally dense combination of fiber-rich vegetables and fruits mixed with bits of chewable seeds, nuts and berries. These revolutionary juices promote chewing, which jumpstarts digestion and promotes better nutrient absorption. All Harvest Soul juices are HPP Fressurized™, preserving “straight from the harvest” freshness and nutrients not possible with heat pasteurization. The Company’s high standards permeate all aspects of its business, from the highest quality ingredients to the latest in food technology. Harvest Soul organic juices feed the body, mind and soul (harvestsoul.com).

The initial product in the Harvest Soul family is a “chewable” juice. There are many benefits to chewing your food. The body absorbs more nutrients and energy from your food. The chewing process predigests your food into small pieces and partially liquefies it making it easier to digest. Chewing also properly allows your stomach to work more efficiently and break down your food faster thus avoiding digestive problems. This category within the beverage industry is in its infancy stage waiting to be discovered and we will lead that discovery. Harvest Soul will be the first to national market and will be the leader in the chewable juice category. Typical shelf life on an all-natural product such as this is approximately 4 days. However, utilizing HPP, we will extend the shelf life to 60 days while IMPROVING taste nodes during this process. This is the difference between selling at a Farmers Market only and getting into Whole Foods and other natural grocers immediately thus increasing revenues exponentially. This also allows our products to move beyond local distribution into regional and national distribution.

Competition

While Harvest Soul Chewable Juices has created an entire new category, much the way Redbull created the Energy Drink category, there are multiple competitors across the entire landscape the take from our “share of stomach”. We strive to stand apart from the competition through a focused strategy and great marketing. However, we hope to emulate great companies like Suja, Evolution and Blueprint.

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

Risks Related to our Business and Industry

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

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

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

Risks Related to an Investment in our Common Stock

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

We have a trading symbol for our common stock, namely ‘FPFI’. 417,846 shares of our common stock were traded during the year ended December 31, 2013. Trading volume increased to 7,155,532 for the year ending December 31, 2014. However, there can be no assurances as to whether:

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

THERE IS A NEED FOR ANY GOVERNMENTAL APPROVAL OF OUR PRINCIPAL PRODUCTS.

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

WE ARE SUBJECT TO GOVERNMENT AND INDUSTRY REGULATION.

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

AS A PUBLIC COMPANY, WE ARE SUBJECT TO COMPLEX LEGAL AND ACCOUNTING REQUIREMENTS THAT WILL REQUIRE US TO INCUR SIGNIFICANT EXPENSES AND WILL EXPOSE US TO RISK OF NON-COMPLIANCE.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.

Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

WE MAY BE SUBJECT TO SHAREHOLDER LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Our principal executive office is located at 1111 Alderman Drive, Suite 210 Alpharetta, GA 30005. The Company has a capital lease agreement with Prep Atlanta for the production of Harvest Soul’s Chewable Juice 3300 Marjan Drive, Atlanta, GA 30340.

Item 3. Legal Proceedings

We, together with certain other parties (collectively, the “Defendants”), are currently involved in litigation against Kyle Gotshalk, Leonard Gotshalk, Clinton Hall, LLC, Richard Maher and Patrick O’Loughlin (collectively, the “Plaintiffs”). On April 25, 2013, the Plaintiffs filed a complaint with the United States District Court for the District of Nevada alleging claims including securities fraud and breach of contract. The Company believes these claims to be unfounded and the Company is prepared to file an answer with the United States District Court for the District of Nevada, together with counterclaims against the Plaintiffs. The Company is continuing to vigorously defend itself against this lawsuit. On September 9, 2014, the Court granted the Defendants’ motion to set aside any entry of default judgment.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s Common Stock is quoted on the OTC Markets under the under the symbol “FPFI.” The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$0.07	0.01
June 30, 2013	0.06	0.01
September 30, 2013	0.50	0.01
December 31, 2013	0.042	0.0022

Fiscal Year 2014 Quarters Ended:	High	Low
March 31, 2014	$0.0095	$0.0025
June 30, 2014	0.0086	0.0022
September 30, 2014	0.0033	0.0022
December 31, 2014	0.0009	0.0001

(b) Holders

As of March 31, 2015, there were approximately 281 stockholders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company has adopted the Stakool, Inc. 2012 Incentive Stock Plan filed as Exhibit 4.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on September 17, 2012 (the “Plan”), pursuant to which up to 1,000,000,000 shares (subject to adjustment in accordance with the Plan) may be issued and, as of March 31, 2015, 1,973,941,806 shares remain available for issuance after reverse stock split.

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

Results of Operations for the years ended December 31, 2014 and 2013

Revenues

Total revenues for the years ended December 31, 2014 and 2013 were $1,030 and $64, respectively. The increase in revenue was the result of the release of the new Harvest Soul Chewable Juice line that debuted in December 2014. Cost of goods sold was $11,437 and ($2,515) for the years ended December 31, 2014 and 2013, respectively. Gross Margin was ($10,407) and ($2,451) for the years ended December 31, 2014 and 2013, respectively.

Expenses

Operating expenses: Total net operating expenses for the years ended December 31, 2014 and 2013 were $893,064 and $476,524. Operating expenses consisted of professional fees of $288,860, decreased from the prior year by $10,958. This decrease was due primarily to a reduction in fees to the consulting company owned by the previous Company President & CEO. Our payroll expense increased from $95,125 in 2013 to $418,000 in 2014. This was the result of adding experienced staff members to execute our business plan. Products were manufactured, sold, and distributed by subsidiary Harvest Soul, Inc. The Stock-based compensation declined from $29,570 in 2013 to $4,950 in 2014. Previous management had used stock to compensate certain service providers and consultants due to the shortage of liquidity. Expense for investor and public relations decreased to $19,806 in 2014 from $20,070 in 2013 as the new management team increased efforts to communicate our goals and programs to current and potential investors. Our travel expense increased to $21,335 in 2014 from $11,965 in 2013 due to additional travel in conjunction with our program moving product from the production facility to Universal Pasteurization for the HPP processing of Harvest Soul chewable juices. Expenses for licenses and permits totaled $30 in 2014. Expenditures of $5,609 were made in 2013 in this expense category. Our cost for communication increased from $3,000 in 2013 to $6,062 in 2014. Rent expense related to the opening of the Prep Facility, increased expenses by $31,106 in 2014. No expenses in rent were incurred in 2013. Other general and administrative expenses decreased by ($556).

The Company issues convertible notes to finance operations. Some notes have embedded derivative features. The value of these instruments fluctuate as the trading price of our common stock changes. During 2014 we experienced a non-cash gain of $706,883 from the decline in the value of these derivative features. We also incurred a non-cash expense of $479,978 in conjunction with the issuance of these notes.

In 2014 our expense also included a gain on the issuance of stock to a former financing source of $93,097. The Company had expensed $109,600 in 2013. In 2014 the amortization of debt discount premiums was $461,460 an increase of $255,625 from 2013. Our interest expenses increased by $488,785, from $86,886 in 2013 to $575,671 in 2014. This increase was the result of the issuance of interest bearing convertible promissory notes needed to finance the Company. A former note holder forgave an indebtedness of $22,000 and accrued interest of $36,129 which we recognized as income.

Liquidity & Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,147,555 for the year ended December 31, 2014 and $639,084 for the year ended December 31, 2013. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2014 we had minimal assets and a working capital deficit of $1,680,346. Our working capital deficit is due to the increase in the convertible notes payable.

Net cash used in operating activities for the year ended December 31, 2014 and 2013 was ($517,623) and ($190,753), respectively. Net cash used in operating activities primarily includes our net loss, accrued salaries, the amortization of debt discounts and debt premium expense, derivative expense, losses on stock issued under our previous financing agreement, convertible notes issued for services, accrued interest, a consulting agreement with former officer, and stock-based compensation. Cash generated through operations included a change in the value of derivative liabilities.

Net cash provided by financing activities for the year ended December 31, 2014 and 2013 was $590,136 and $223,750, respectively. Net cash provided by financing activities for the years ended December 31, 2014 and 2013, respectively included the issuance of convertible notes ($531,710 and $229,000) and proceeds from a short term loan ($15,000 and $0). In 2013 we also retired a convertible note for a cash payment of $10,250 and $5,737 in 2014. In 2014 the Company entered into a capital lease agreement with proceeds of $49,163 and $0 in 2013.

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

DECEMBER 31, 2014 AND DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Fresh Promise Foods, Inc.

We have audited the accompanying consolidated balance sheets of Fresh Promise Foods, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Promise Foods, Inc. as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of $1,147,555 for the year ended December 31, 2014 and the Company had an accumulated deficit of $8,756,066 and a working capital deficit of $1,680,346 at December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
April 24, 2015

Fresh Promise Foods, Inc.

Consolidated Balance Sheet

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash	$1,663	$33,335
Inventory	20,934	-
Other Current Asset	515	-
Total Current Assets	23,112	33,335

Property, Plant & Equipment net	90,560	-
Website Development & Software Purchased	4,782	-
Total Assets	$118,454	$33,335

Liabilities and Stockholders Deficit
Liabilities
Current Liabilities
Account payable	$298,815	$236,797
Accrued expenses	69,087	32,958
Convertible note payable	388,957	228,615
Accrued salaries due officers	330,465	64,000
Amounts due former officers under consulting agreements	-	47,000
Convertible note derivative liability	584,856	156,549
Loan due related parties	23,600	-
Stock payable for acquisition	-	170,648
Capital lease liability-short term	7,678	-
Total Current Liabilities	1,703,458	936,567

Long Term Liabilities
Capital Lease Liability net of current portion	35,748	-

Total Liabilities	$1,739,206	936,567

Preferred stock series B - no par value, 10 shares authorized, and 2 and 2 share outstanding, respectively.	-	-
Preferred stock series C - par value $0.00001 100,000,000 shares authorized, 308,180 and 308,180 shares outstanding, respectively.	3	3
Common stock - par value $0.00001 2,000,000,000 shares authorized, 7,155,532 and 417,846 shares outstanding, respectively	71	4
Additional paid In Capital	7,135,240	6,705,272
Accumulated deficit	(8,756,066)	(7,608,511)
Total Stockholders’ Deficit	(1,620,752)	(903,232)
Total Liabilities and Stockholders’ Deficit	$118,454	$33,335

See accompanying notes to consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statement of Operations

Year Ended December 31

	Year Ended
	December 31, 2014	December 31, 2013
Revenues	$1,030	$64
Cost of Goods Sold	11,437	(2,515)
Gross Margin	(10,407)	(2,451)

Operating Expenses
Rent	31,106	-
Professional fees	288,860	299,818
General and administrative expense	141,304	51,811
Payroll and related expense	418,000	95,125
Depreciation	8,844	200
Stock based compensation	4,950	29,570
Total Operating Expenses	893,064	476,524

Loss from operations	(903,471)	(478,975)

Other Expenses/(Income)
Debt forgiveness (income)	(22,000)	(8,000)
(Gain) on Change in value of derivative liability	(706,883)	(679,347)
Derivative liability expense	479,978	395,296
(Gain) loss on note conversion	10,512	255,625
Other (income) expense	(97)	49
(Gain) Loss on stock issuance	(93,097)	109,600
Interest expense	575,671	86,886
Total other expenses	244,084	160,109

Loss before provision for income tax	(1,147,555)	(639,084)

Provision for income tax	-	-

Net Loss	$(1,147,555)	$(639,084)

Net Loss per share: Basic and diluted	$(0.66)	$(2.56)

Weighted Average Number of Shares Outstanding: Basic and diluted	2,042,252	249,875

See accompanying notes to consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statement of Shareholder's Deficit

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C				Additional
	Number		Number		Number		Number		Treasury	Deferred	Paid in	Accumulated	Stockholders'
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Stock	Compensation	Capital	Deficit	Deficit
Balance, shares at Dec. 31, 2012	225,015	$2	-	-	1	-	341,180	$3	208	$(22,500)	$6,329,254	$(6,969,422)	$(662,455)

Stock issued for services, shares	15,047	-	-	-	-	-	-	-	-	-	29,570	-	29,570
Adjust of prior period,shares	1,273	-	-	-	1	-	-	-	139	-	480	(5)	614
Adjust for reverse stock split	-	-	-	-	-	-	-	-	-	-	-	-	-
Cancellation of stock issued to management,shares	(133,333)	(1)	-	-	-	-	-	-	-	-	1	-	(0)
Fractional shares issued in reverse stock split, shares	4	-	-	-	-	-	-	-	-	-	1	-	1
Stock issued for debt conversion, shares	191,174	2	-	-	-	-	-	-	-	-	116,197	-	116,199
Stock issued under financing agreement, shares	118,667	1	-	-	-	-	-	-	-	-	234,269	-	234,270
Discount on convertible note	-	-	-	-	-	-	-	-	-	-	13,000	-	13,000
Cancellation of service contracts	-	-	-	-	-	-	(33,000)	-	-	22,500	(22,500)	-	(0)
Preferred Stock sold for cash	-	-	-	-	-	-	-	-	-	-	5,000	-	5,000
Net Loss	-	-	-	-	-	-	-	-	(347)	-	-	(639,084)	(639,431)
Balance at December 31, 2013	417,846	$4	-	-	2	-	308,180	$3	-	-	$6,705,272	$(7,608,511)	$(903,232)

Stock issued for debt conversion	6,504,621	65	-	-	-	-	-	-	-	-	347,469	-	347,534
Stock issued for services	70,000	1	-	-	-	-	-	-	-	-	4,949	-	4,950
Stock issued under financing agreement	163,065	2	-	-	-	-	-	-	-	-	77,550	-	77,551
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(1,147,555)	(1,147,555)
Balance at December 31, 2014	7,155,532	$71	-	-	2	-	308,180	$3	-	-	$7,135,240	$(8,756,066)	$(1,620,752)

See accompanying notes to consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statements of Cash flows

Year Ended December 31, 2014

	Year Ended
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES
Net loss from operations	$(1,147,555)	$(639,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	461,460	255,625
(Gain) on Change in value of derivative liability	(706,883)	(679,347)
Derivative liability expense	479,978	395,296
Debt forgiveness	(22,000)	(10,508)
Other expense - other	(97)	-
(Gain) loss on note conversion	21,244	48
Decrease in rental deposit	-	1,700
(Gain) Loss on stock issuance	(93,097)	109,600
Notes issued for professional services	-	169,500
Premium expense	21,769	48,912
Stock based compensation	4,950	29,570
Depreciation	8,844	200
Loss on Impairment	-	628
Changes in working capital items
Accrued salaries	354,965	64,000
Prepaid expenses and other current assets	(515)	-
Amount due current and former officer	(3,000)	56,600
Advances from related parties	8,600	-
(Increase) decrease in inventory	(20,935)	-
Decrease in accounts payable	62,018	(22,598)
Decrease in accrued interest	52,631	29,105
Cash flow from operating activities	(517,623)	(190,753)

INVESTING ACTIVITIES
PP&E	(99,403)	-
Website development	(4,782)	-
Cash flow used in investing activities	(104,185)	-

FINANCING ACTIVITIES
Proceeds from note payable	531,710	229,000
Proceeds from short term loan	15,000	-
Proceeds from Capital Lease	49,163	-
Proceeds from stock sale	-	5,000
Capital lease repayments	(5,737)	(10,250)
Cash flow from financing	590,136	223,750

Net change in cash	(31,672)	32,997
Beginning cash	33,335	338
Ending Cash	1,663	33,335

Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$-	$-
Conversion of note to common stock	$347,534	$116,199
Issuance of promissory note for accrued expenses	$-	$169,500
Issuance of shares under stock payable	$77,551	$124,600

See accompanying notes to consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Promise Foods is a consumer products and marketing company focused on the high-margin multi-billion dollar health and wellness food and beverage sectors. Under its wholly owned subsidiary, Harvest Soul Inc., the Company is building a production facility in Atlanta, GA. and has launched two new flavors of Harvest Soul Chewable Juices in the organic all-natural juice category.

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

In January 1, 2015 the Company completed a 1 for 150 reverse stock split. All share and per share have been presented to give retroactive effective for this reverse stock split.

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

CASH AND CASH EQUIVALENTS

Fresh Promise Foods Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents.

The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the years ended December 31, 2014 and 2013, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

ACCOUNTS RECEIVABLE

The Company’s has no Accounts Receivables. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for doubtful accounts was zero at December 31, 2014 and December 31, 2013. Bad debt expense related to customer receivables for the period ended December 31, 2014 and 2013 was zero and zero respectively.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2014 and 2013. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2014 and 2013, the Company had convertible notes and warrants outstanding that could be converted into approximately 126,836,204 and 612,902, common shares based up the closing bid price of the company’s common stock at December 31, 2014 and 2013 respectively.

REVENUE RECOGNITION

The Company derives revenue from the sale of its products. The Company follows paragraph ASC 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Share-based expense for the 12 months ended December 31, 2014 and 2013 totaled $4,950 and $29,570, respectively.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Management has not filed tax returns for the year ended December 31, 2014. Tax years 2013, 2012 and 2011 remain open for examination.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense amount for 12 months ended was $8,844 and $200 for the year ended December 31, 2014 and 2013, respectively. Property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	12/31/2014	12/31/2013
Furniture and fixtures	$3,389	$1,841
Production equipment	97,342	-
Total property and equipment	100,731	1,841
Less: Accumulated depreciation	(10,172)	(1,013)
Property and equipment, net.	$90,559	$828
Impairment expense	0	(828)
Property and equipment, net	$90,559	0

NOTE 3 – RELATED PARTY TRANSACTIONS

At the time of his appointment Mr. Canouse received the 1 share of convertible Preferred B stock previously issued to a director. Also, during the three months ended June 30, 2013, the Company issued 1 additional shares of convertible preferred B stock to Mr. Quirk when he joined the Company. The stock has no par value and is not traded publicly.

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares from a related party. The note had been purchased from a former officer of the Company based on the contractual conversions terms per agreement.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 4 – STOCK PAYABLE

On April 26, 2012, The Company entered into an agreement with Iron ridge Global to settle $284,917 in liabilities. Pursuant to an order approving stipulation for settlement of claims between Ironridge and the Company, Ironridge is entitled to receive 1 million common shares plus that number of shares with an aggregate value equal to $332,748, divided by 70% of the following: the volume weighted average price of the issuer’s common stock over that number of consecutive trading days following the date of receipt required for the aggregate trading volume to exceed $1.75 million, not to exceed the arithmetic average of the individual daily volume weighted average prices of any five trading days during such period.

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

For fiscal the year ended December 31, 2014 and 2013, Ironridge received 163,065 and 49,333 shares respectively, which were recorded at $170,648 and $21,000 respectively. For the same periods the Company recorded a gain of $93,097 on the shares issued in the fiscal the year ended December 31, 2014 and a loss of $109,600 on the shares issued in the fiscal the year ended December 31, 2013. At December 31, 2014 and 2013, the balance of shares due Ironridge Global was -0- and 231,856 respectively, which was recorded at values of $0 and $243,448, respectively. Carrying value of amounts due under this agreement are computed by multiplying the percentage of total shares due issued to Ironridge times the initial value of the obligation recorded in 2012. In connection with the transaction, Ironridge agreed not to hold any short position in the issuer’s common stock, and not to engage in or affect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period.

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at December 31, 2014 and 2013. All common share data in this table has been adjusted for the reverse stock split.

All common share data in this table have been adjusted for the reverse stock split.

	December 31, 2014	December 31, 2013
On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10 % and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. In 2012, $30,000 of the note was converted to 17,595 shares of common stock of the Company. In 2013 the note maturity date was extended to September 30, 2014. Due to the features in this note, the Company could not determine if sufficient shares in the Company stock would be available to fulfill all conversion obligations .Accordingly a derivative liability was recorded for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 882%, and an assumed dividend rate of 0%.	$20,000	$20,000

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to June 30, 2014. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 765%, and an assumed dividend rate of 0%. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. In February 2014, the third party converted $5,000 of note into 16,955 shares of common stock of the Company.	$10,015	$45,000

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to June 30, 2014. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 765%, and an assumed dividend rate of 0%. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded.	$15,000	$-

On March 13, 2013 the Company executed three promissory notes for services provided totaling $109,500. The notes are payable upon demand and bear interest at 12 % and can be converted into common stock of the company at the average five day closing bid price multiplied by three. Note Amount Converted / (Average price x 3). On June 11, 2014 these notes were sold to Carebourn Capital. The new note bears interest at 12% and is secured by common stock of the company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. Should this occur the conversion prices is reduced to the lower price. The company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 65% and an assumed dividend of 0%.	$-	$109,500

On September 11, 2013 the Company executed a promissory note for $15,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $8,077, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	$15,000	$15,000

On October 29, 2013 the Company executed a promissory note for $2,500. The note bears interest at 6% and is secured by common stock of the Company. The loan matures April 29, 2014. The note is convertible at the lower of a discount of 35% off the prior day’s closing bid price or $0.01. The note also provided for purchase of 133,334 shares by execution of a warrant agreement. The agreement expires two years from the date of the note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur the conversion price is reduced to that lower price. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 599%, and an assumed dividend rate of 0%.	$2,500	$2,500

On December 12, 2013 the Company executed a promissory note for $53,000. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 368%, and an assumed dividend rate of 0%. Throughout 2014, the noteholder fully converted the note into 408,660 common shares.	$-	$53,000

On January 01, 2014 the Company executed a promissory note for $20,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $10,769, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	$20,000	$-

In February 2014, a note with a face value of $35,000 was sold to a third party. The accrued interest on the note of $4,710 was added to the principal amount purchased. The note was amended and the Company has recorded a derivative liability based upon the amended features. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025%, volatility of 304%, and an assumed dividend rate of 0%. Throughout 2014, the noteholder fully converted the note into 762,604 common shares.	$-	$-

In February 2014, a note notes with a face value of $22,000 was sold to a third party. In February 2014, the third party converted $11,000 of note into 24,445 shares of common stock of the Company.	$11,000	$-

On January 23, 2014 the Company executed a promissory note for $6,000. The note bears interest at 9.875 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 30% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less that $0.0001. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 321%, and an assumed dividend rate of 0%.	$6,000	$-

On March 17, 2014 the Company executed a promissory note for $25,000. The note bears interest at 12 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 40% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 296%, and an assumed dividend rate of 0%. In November 2014, the third party converted $7,135 of note into 366,598 shares of common stock of the Company.	$17,865	$-

On February 04, 2014 the Company executed a promissory note for $53,000. The note bears interest at 8 % and is secured by common stock of the Company. The note can be converted into common stock 180 days after issuance at a discount of 45% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 308%, and an assumed dividend rate of 0%. Throughout 2014, the noteholder fully converted the note into 1,778,554 common shares.	$-	$-

On June 9, 2014 the company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 276% and an assumed dividend of 0%.	$30,000	$-

On June 11, 2014 the Company executed a promissory note for $86,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 276% and an assumed dividend of 0%.	$86,500	$-

On June 11, 2014 the Company executed a promissory note for $86,291 for the note plus interest on the note executed March 13, 2013. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 276% and an assumed dividend of 0%. In June 2014, the third party converted $13,319 of note into 56,000 shares of common stock of the Company. In July 2014, the third party converted $4,510 of note into 40,000 shares of common stock of the Company. In August 2014, the third party converted $5,077 of note into 93,334 shares of common stock of the Company. In September 2014, the third party converted $12,311 of note into 420,000 shares of common stock of the Company. In October 2014, the third party converted $14,111 of note into 655,334 shares of common stock of the Company. In November 2014, the third party converted $13,816 of note into 753,334 shares of common stock of the Company. In December 2014, the third party converted $4,670 of note into 626,667 shares of common stock of the Company.	$5,542	$-

On June 30, 2014 the company executed a promissory note for $88,500. The note bears interest at 6% and is secured by common stock of the company. The note can be converted into common stock at the bid price on day prior to conversion.	$88,500	$-

On August 8, 2014 the Company executed a promissory note for $50,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 35% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001, whichever is lower.	$50,000	$-

On April 3, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 292% and an assumed dividend of 0%.	$42,500	$-

On July 8, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 270% and an assumed dividend of 0%.	$42,500	$-

On September 5, 2014 the Company executed a promissory note for $52,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or the stock can be converted at $0.0135, whichever is greater.	$52,500	$-

On October 27, 2014 the Company executed a promissory note for $52,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or the stock can be converted at $0.0135, whichever is greater.	$52,500	$-

On December 11, 2014 the Company executed a promissory note for $40,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 35% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001.	$40,000	$-

Premium liability	$29,846	$8,077

Unamortized debt discount on derivative liabilities	$(248,811)	$(54,962)

Total convertible notes outstanding, net of unamortized discounts	$388,957	$228,615

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

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

By unanimous written consent of the Board, the Board issued an aggregate of two (2) shares of Series B Preferred, to two individuals (the ”Series B Stockholders”). As a result of the voting rights granted to the Series B Preferred, the Series B Stockholders together hold in the aggregate approximately 80% of the total voting power of all issued and outstanding voting capital of the Company.

Series C Preferred

Series C Preferred Stock has voting rights of one vote per share owned. The Preferred C stock is convertible into common stock of the Company at the rate of 0.10 per common share for each share of Preferred C stock. The holders of Series C Preferred stock are entitled to receive any dividend declared by the Board of Directors.

Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment. shall be made to the holders of any stock ranking junior to the Series B Preferred Stock, the holders of the Series B Preferred Stock shall be entitled to be paid out of the assets of the Corporation an amount equal to $1.00 per share or, in the event of an aggregate subscription by a single subscriber for Series B Preferred Stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the "Preference Value"), plus all declared but unpaid dividends, for each share of Series B Preferred Stock held by them. After the payment of the full applicable Preference Value of each share of the Series B Preferred Stock as set forth herein, the remaining assets of the Corporation legally available for distribution, if any, shall be distributed ratably to the holders of the Corporation's Common Stock.

Common Stock

The Company also issued 3,333 (500,000 pre-split shares) shares of common stock to a service provider which was recorded at fair market value of $2,950. The Company issued an additional 66,667 shares in November 2014 to a service provider and recorded it at fair market value of $2,000. Effective January 2015, the Company completed a 1 for 150 reverse stock split. All of the shares and per share amounts have been adjusted to reflect the split.

During the year ended December 31, 2014, the Company issued 163,065 (24,459,750 pre-split shares) shares of common stock in conjunction with the settlement agreement with Ironridge Global, previous discussed. The stock was recorded at $77,551 but had a fair market value of $170,648. The Company recorded a gain on this issuance of $93,097. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 20,000 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $199. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 36,000 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $317. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 40,000 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $316. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 33,333 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $475. This was exempt from registration under rule 144.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

During the year ended December 31, 2014, the company issued 60,000 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $211. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 80,000 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $182. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 100,000 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $153. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 113,333 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $143. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 126,667 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $67. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 145,333 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $138. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 153,333 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $47. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 156,667 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $65. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 200,000 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $80. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 233,333 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $55. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 226,667 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $78. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 293,333 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $30. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 293,333 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $40. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 333,333 shares of common stock with the partial conversion of promissory note with a face value of $86,292 plus accrued interest of $8. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 40,000 shares of common stock with the partial conversion of promissory note with a face value of $4,488 plus accrued interest of $25. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 40,000 shares of common stock with the partial conversion of promissory note with a face value of $4,448 plus accrued interest of $47. This was exempt from registration under rule 144.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

During the year ended December 31, 2014, the company issued 120,000 shares of common stock with the partial conversion of promissory note with a face value of $3,960 plus accrued interest of $107. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 33,667 shares of common stock with the partial conversion of promissory note with a face value of $15,500 plus accrued interest of $116. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 20,067 shares of common stock with the partial conversion of promissory note with a face value of $15,500 plus accrued interest of $11. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 53,333 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $2,033. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 66,667 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $72. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 67,054 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $77. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 60,476 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $28. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 109,180 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $18. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 51,950 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $4. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,243 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $2,277. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,243 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $89. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,077 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $89. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,137 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $111. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,077 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $43. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,030 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $49. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,111 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $30. This was exempt from registration under rule 144.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

During the year ended December 31, 2014, the company issued 143,137 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $21. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,194 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $14. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,182 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $12. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 143,182 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $14. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 203,939 shares of common stock with the partial conversion of promissory note with a face value of $53,000 plus accrued interest of $3. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 16,955 shares of common stock with the partial conversion of promissory note with a face value of $15,000 plus accrued interest of $247. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 24,444 shares of common stock with the partial conversion of promissory note with a face value of $22,000 plus accrued interest of $72. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 136,333 shares of common stock with the partial conversion of promissory note with a face value of $25,000 plus accrued interest of $1,932. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 230,265 shares of common stock with the partial conversion of promissory note with a face value of $25,000 plus accrued interest of $126. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 24,660 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $505. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 28,533 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $192. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 35,253 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $261. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 37,100 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $118. This was exempt from registration under rule 144.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

During the year ended December 31, 2014, the company issued 39,053 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $49. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 75,313 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $43. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 81,000 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $60. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 113,193 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $24. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 119,133 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $6. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 125,333 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $10. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 84,031 shares of common stock with the partial conversion of promissory note with a face value of $39,709 plus accrued interest of $3. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 17,760 shares of common stock with the partial conversion of promissory note with a face value of $15,000 plus accrued interest of $74. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 18,693 shares of common stock with the partial conversion of promissory note with a face value of $15,000 plus accrued interest of $75. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 11,952 shares of common stock with the partial conversion of promissory note with a face value of $15,000 plus accrued interest of $28. This was exempt from registration under rule 144.

During the year ended December 31, 2014, the company issued 200,000 shares of common stock with the partial conversion of promissory note with a face value of $15,000 plus accrued interest of $10. This was exempt from registration under rule 144.

All the above conversions were generally done based on the contractual terms within the agreements.

During the year ended December 31, 2013, the Company issued 324,892 shares of common stock and cancelled 133,333 shares of common stock.

During the year ended December 31, 2013, the Company issued 15,046 shares of common stock to service providers, 191,174 shares of common stock in conjunction with the conversion of promissory notes, 118,667 shares of common stock in to IronRidge Global under an agreement previous described in this filing, and 4 shares of common stock in conjunction with the rounding of shares produced by the reverse stock split previously described in this filing.

The Company also recorded the cancellation of previous reported treasury stock with a book value of $208.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Common Stock Warrants

The Company did not issue any warrants during the year ended December 31, 2014.

On September 26, 2013 the Company issued a convertible note with an embedded warrant agreement. The agreement provides for the purchase of 26,667 shares of common stock of the company at $0.02 per share. The warrant expires on September 26, 2015. The fair value of the warrant was estimated, at the date of the grant at $140,000 using the Black-Sholes option –pricing model with the following assumptions: risk free interest rate of 0.01%, volatility factor of 720%, and an expected life of two years.

On October 21, 2013 the Company issued a convertible note with an embedded warrant agreement. The agreement provides for the purchase of 2,667 shares of common stock of the company at $0.02 per share. The warrant expires on October 21, 2015. The fair value of the warrant was estimated, at the date of the grant at $5,600 using the Black-Sholes option –pricing model with the following assumptions: risk-free interest rate of 0.01%, volatility factor of 598%, and an expected life of two years.

On October 29, 2013 the Company issued a convertible note with an embedded warrant agreement. The agreement provides for the purchase of 889 shares of common stock of the company at $0.02 per share. The warrant expires on October 29, 2015. The fair value of the warrant was estimated, at the date of the grant at $3,099 using the Black-Sholes option –pricing model with the following assumptions: risk-free interest rate of 0.011%, volatility factor of 599%, and an expected life of two years.

The following table sets forth common share purchase warrants outstanding as of December 31, 2014 and 2013:

	Exercise Price
Outstanding warrants December 31, 2012	-
Warrant granted September 26, 2013	4,000,000	0.02
Warrant granted October 21, 2013	400,000	0.02
Warrant granted October 29, 2013	133,334	0.02
Outstanding warrants December 31, 2014	4,533,334	0.02

Common stock issuable upon exercise of warrants	4,533,334	0.02

Outstanding warrants at December 31, 2014 have a weighted average remaining contractual life of 10 months. All warrants have an average weighted exercise price of $0.02. The warrants had an intrinsic value of $0 at December 31, 2014 and 2013.

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

The Company has incurred a net loss of $1,147,555 for the year ended December 31, 2014 and the Company had an accumulated deficit of $8,756,066 and a working capital deficit of $1,680,346 at December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

NOTE 8 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately ($8,600,000) that may be available to reduce our tax liability through tax year 2034. We estimate the benefits of this loss carry forward at $3,354,000 if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2014, due to current period losses and full valuation allowance on deferred tax assets.

A reconciliation of the federal statutory rate of 35% to the Company’s effective tax rate is as follows:

	2014	2013
Expected expense (benefit) (35%)	$(386,865)	$(217,289)
State income taxes net of federal benefit	(45,514)	-
Permanent differences	61,199	41,466
Effect of increased- State tax rate on valuation allowance	(433,581)	-

Change in valuation allowance	804,761	175,823
Accrued expense (benefit)	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and 2011:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$3,354,000	$2,549,239
Less: valuation allowance	(3,354,000)	(2,549,239)
Net deferred tax asset	$-	$-

The Company’s valuation allowance increased by $804,761 in 2014. Tax net operating loss carryforwards may be limited pursuant to the IRS Section 382 in the event of certain ownership changes.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2014	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$584,856	-	-	$584,856
Total	$584,856	-	-	$584,856

The following table sets forth a summary of change in fair value of our derivative liabilities for the year ended December 31, 2013:

Beginning balance	$156,549
Change in fair value of embedded conversion features of convertible promissory notes and warrants included in earnings	$(621,433)
Embedded conversion option & warrant liability recorded in connection with the issuance of convertible promissory notes	$1,135,190
Change in fair value of embedded conversion features of convertible promissory notes due to conversion	$(85,450)
Ending balance	$584,856

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The Company has entered into several capital lease obligations to purchase equipment used for operations. The Company will own the equipment at the end of the leasing term. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2014:

	Useful Life (Years)	December 31, 2014	December 31, 2013

Production Equipment	5	$49,163	$-

Less accumulated depreciation		(819)	-
		$48,344	$-

Future minimum payments required under capital leases at December 31, 2014 are as follows:

2015	$15,705
2016	15,705
2017	15,705
2018	15,705
2019	3,926
Total future payments	66,746

Less amount representing interest	23,320

Present value of future minimum payments	43,426
Less current portion	7,678

Long-term portion	$35,748

Note 11 – Commitments and Contingencies

We, together with certain other parties (collectively, the “Defendants”), are currently involved in litigation against Kyle Gotshalk, Leonard Gotshalk, Clinton Hall, LLC, Richard Maher and Patrick O’Loughlin (collectively, the “Plaintiffs”). On April 25, 2013, the Plaintiffs filed a complaint with the United States District Court for the District of Nevada alleging claims including securities fraud and breach of contract. The Company believes these claims to be unfounded and the Company is prepared to file an answer with the United States District Court for the District of Nevada, together with counterclaims against the Plaintiffs. The Company is continuing to vigorously defend itself against this lawsuit. On September 9, 2014, the Court granted the Defendants’ motion to set aside any entry of default judgment.

NOTE 12 – SUBSEQUENT EVENTS

On January 20, 2015 the Company signed a National distribution agreement with United Natural Foods, Inc. to distribute Harvest Soul Chewable Juices.

On February 1, 2015 the Company entered into a 90 day exclusive agreement with Whole Foods Market to sell Harvest Soul Chewable Juices in their Southern Region.

On March 17, 2015 the Company signed a convertible note with Carebourn Capital, LP for $28,000 in proceeds. This note carries an annual percentage rate of 12% and with a maturity date of March 17, 2016.

The company had conversions of notes payable into, 25,640,538 shares of common stock. The total principal converted was $121,048. The conversions were done at the contractual terms per the agreements.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

On July 17, 2013, the Company dismissed Silberstein Ungar, PLLC as its independent registered public accounting firm and engaged D’Arelli Pruzansky, P.A. as our independent registered public accounting firm. Silberstein Ungar PLLC audited our financial statements for the periods ended December 31, 2011 and December 31, 2012 and review the financials prepared by the previous public accounting firm for the period ended December 31, 2010. The dismissal of Silberstein Ungar, PLLC was approved by our Board of Directors on July 17, 2013. Silberstein Ungar PLLC did not resign or decline to stand for re-election.

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

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014.

Based on the review described above, our Chief Executive Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management evaluated the design and operation of our internal control over financial reporting as of December 31, 2014, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting were not effective.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not adequate and effective, as of December 31, 2014, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table lists our directors and provides their respective ages and titles as of December 31, 2014.

Name	Age	Position
Kevin P. Quirk(1)	46	Chairman of the Board of Directors, CEO
Scott C. Martin(2)	44	Director, Secretary

(1) Effective June 2, 2014, Joseph C. Canouse resigned as Chairman of the Board of Directors and as CFO of the Company. On June 4, 2014, the Board approved by unanimous written consent the appointment of Mr. Kevin P. Quirk as Chairman of the Board.

(2) On June 4, 2014, the Board approved by unanimous written consent the appointment of Scott Martin as a member of the Board and Secretary of the Company.

Executive Summaries

Kevin P. Quirk, age 46, President, Chief Executive Officer, Director Mr. Quirk, age 46, an accomplished executive with more than two decades of consumer products operating experience spanning general management and senior marketing roles in Fortune 500 corporations and start-up ventures, is now responsible for determining the Company’s strategic direction and managing performance against overall business objectives in keeping with the Company’s mission. Most recently, Mr. Quirk was raising capital for innovative start-up companies in the consumer products space. Prior to that, Mr. Quirk founded White Hat Brands, LLC, a functional beverage manufacturer focused on children’s health and wellness issues, which he later sold after raising multiple rounds of financing and stewarding the business to a successful exit. Prior to that Mr. Quirk held a variety of senior-level marketing positions for the Coca-Cola Company, where he initially hired into the Coca-Cola Accelerated Program, the company’s coveted management training program, and later served as Director of Marketing for Minute Maid brands. In addition, Mr. Quirk spent nearly a decade at Anheuser-Busch, where he worked in brand management, field sales and marketing, wholesaler development, and strategic planning, most notably as Market Development Manager of the Wisconsin territory and as founder of such company’s business development group, providing internal management consulting to a network of over 800 distributors. Mr. Quirk holds a BS in Marketing and a BA in Communications from Saint Louis University, and a letter of MBA equivalence from Harvard Business School.

Scott C. Martin, age 44, Director and Secretary, Mr. Martin, age 44, brings almost twenty years of experience in finance, consulting and public company restructuring to the Company. Previously, beginning in 1996, with J.P. Carey, Inc. and affiliated companies, Mr. Martin was involved in financing various public and private companies. Beginning in 2011, he was Executive Vice President with American Premium Water Corporation, which transitioned from financial services to selling spring water. From 2013 through present, Mr. Martin has been an Executive Vice President for the Company.

Mr. Martin has an undergraduate degree from Stetson University, where he graduated in 1992.

Board Committees

The Board does not currently have any committees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

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

Item 11. Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-Equity Incentive Plan Compensation	(h) Nonqualified Deferred Earnings Compensation	(i) All Other Compensation	(j) Total
Peter Hellwig,	2014	-	-	-	-	-	-	-	-
President (1)	2013	$19,400	$-		$-	$-	$-	$-	$19,400
	2012	$50,000	$-	$2,600,000	$-	$-	$-	$-	$2,650,000

Joseph C. Canouse (2) (3) (4)	2014	-	-	-	-	-	-	-	-
CFO, Chairman, Director	2013	$-	$-	$-	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-	$-	$-	$-

Kevin Quirk (2) (4)	2014	-	-	-	-	-	-	-	-
Chairman & CEO	2013	$-	$-	$-	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-	$-	$-	$-

(1) Effective March 15, 2013 Mr. Hellwig resigned as President and Chief Executive Officer and Mr. Joseph C. Canouse was appointed to those positions.

(2) Effective April 20, 2013 Mr. Canouse resigned as President and Chief Executive Officer and Mr. Quirk was appointed to those positions and named a Director.

(3) Effective April 20, 2013 Mr. Canouse was appointed as Chief Financial Officer and Chairman of the Board of Directors.

(4) Effective June 2, 2014, Mr. Canouse resigned from his positions of Chief Financial Officer and Chairman of the Board of Directors. Effective June 4, 2014, Mr. Quirk was appointed Chairman of the Board of Directors.

Compensation of Directors

Any Director who also becomes our employee will receive no extra compensation for their service on our Board of Directors. Directors may be compensated for out-of-pocket expenses associated with attending Board of Directors’ meetings.

Employment Agreements

The Company entered into an Employment Agreement with Kevin Quirk on April 20, 2013.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by for services provided during our 2013 and 2012 fiscal years.

	2014	2013
Audit related fees	$28,000	$22,500
Tax fees	-	-
Totals	$28,000	$22,500

Audit Fees. The fees identified under this caption were for professional services rendered by D’Arelli Pruzansky, PA ($28,000 and $22,500) for fiscal years 2014 and 2013 respectively in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2014 and 2013 were pre-approved by Board of Directors.

PART IV

Item 15. Exhibits, Financial Statements, Schedules

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH PROMISE FOODS INC., INC.

Date: April 27, 2015	By:	/s/ Kevin Quirk
	Name:	Kevin Quirk
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Martin	Director	April 27, 2015
Scott Martin

