Form 10-Q
period 2015-03-31
FRESH PROMISE FOODS, INC.
filed 2015-05-22
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of May 21, 2015, there were 63,236,165 shares outstanding of the registrant’s common stock.

2

PART I. FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

Fresh Promise Foods, Inc.

Consolidated Balance Sheet

	March 31, 2015	December 31, 2014
	Unaudited
Assets
Current Assets
Cash	$4,251	$1,663
Accounts Receivable	211	-
Inventory	68,118	20,935
Other Current Assets	6,266	515
Total Current Assets	78,846	23,112

Property, Plant & Equipment net	87,451	90,559
Website Development & Software Purchased	4,782	4,782
Total Assets	$171,079	$118,454

Liabilities and Stockholders Deficit
Liabilities
Current Liabilities
Account payable	$292,033	$298,815
Accrued expenses	83,705	69,087
Convertible notes payable	485,484	388,957
Accrued salaries due officers	235,047	330,465
Amounts due former officers under consulting agreements	-	-
Convertible note derivative liability	862,485	584,857
Loan due related parties	38,291	23,600
Capital lease liability-short term	10,557	7,678
Total Current Liabilities	2,007,602	1,703,458

Long Term Liabilities
Capital Lease Liability net of current portion	30,670	35,748
Total Liabilities	2,038,272	1,739,206

Preferred stock series B - no par value, 10 shares authorized, and 2 and 2 share outstanding, respectively.
Preferred stock series C - par value $0.00001 100,000,000 shares authorized, 308,180 and 341,180 shares outstanding, respectively.	3	3
Common stock - par value $0.00001 2,000,000,000 shares authorized, 26,057,504 and 7,155,532 shares outstanding, respectively	260	71
Additional paid In Capital	7,310,663	7,135,240
Accumulated deficit	(9,178,119)	(8,756,066)
Total Stockholders’ Deficit	(1,867,193)	(1,620,755)
Total Liabilities and Stockholders’ Deficit	$171,079	$118,454

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods

Consolidated Statements of Operations

Three Months Ended

Unaudited

	March 31, 2015	March 31, 2014
Revenues	$7,180	$-
Cost of Goods Sold	10,383	-
Gross Margin	(3,203)	-

Operating Expenses
Rent	11,250	-
Professional fees	72,450	59,266
General and administrative expense	66,444	15,364
Payroll and related expense	74,100	95,000
Depreciation	3,109	-
Stock based compensation	-	2,950
Total Operating Expenses	227,353	172,580

Loss from operations	(230,556)	(172,580)

Other expenses
Debt forgiveness (Income)	-	(22,000)
(Gain) on Change in value of derivative liability	(424,583)	(211,811)
Derivative liability expense	130,776	233,293
(Gain) Loss on Debt Modification	160,745	-
(Gain) loss on note conversion	3,074	5,321
(Gain) Loss on stock issuance	-	(16,000)
Interest expense	320,985	101,315
	190,997	90,118

Loss before provision for income tax	(421,553)	(262,698)

Provision for income tax	-	-

Net Loss	$(421,553)	$(262,698)

Net Loss per share: Basic and diluted	$(0.03)	$(0.52)

Weighted Average Number of Shares Outstanding: Basic and diluted	12,113,871	507,556

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statements of Cash Flows

Three Months Ended

Unaudited

	March 31, 2015		March 31, 2014
OPERATING ACTIVITIES
Net loss from operations		$(421,553)		$(262,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		192,539		62,000
(Gain) on Change in value of derivative liability		(424,583)		(211,811)
Derivative liability expense		146,955		233,293
Debt forgiveness		-		(22,000)
Loss on note conversion		72,433		5,321
Loss on Debt Modification		160,745		-
Loss on stock issuance		-		(16,000)
Notes issued for professional services		-		20,000
Premium expense		-		32,769
Stock based compensation		-		2,950
Depreciation		3,108		-
Accrued interest on notes converted		-		5,162
Changes in working capital items
Accrued salaries		80,850		72,000
Prepaid expenses and other current assets		(5,750)		-
Decrease in other liabilities		-		(1,232)
Amount due current and former officer		-		(3,000)
Advances from related parties		-		3,600
(Increase) decrease in inventory		(47,184)		-
(Increase) in account receivable		(212)		-
Decrease in accounts payable		(6,783)		5,102
Decrease in accrued interest		14,618		1,384
Cashflow from operating activities		(234,817)		(73,160)

INVESTING ACTIVITIES
PP&E		-		-
Website development		-		(2,120)
		-		(2,120)
FINANCING ACTIVITIES
Proceeds from convertible notes payable		204,911		84,000
Proceeds from short term loan		34,691		-
Repayment of Capital Lease		(2,197)		-
Cashflow from financing		$237,405		84,000

Net change in cash		2,588		8,720
Beginning cash		1,663		33,335
Ending Cash		4,251		42,055

Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$			$186,427
Conversion of note to common stock		$175,423		$46,500
Issuance of promissory note for accrued expenses	$		$
Issuance of shares under stock payable	$			$56,000

See accompanying notes to unaudited consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Effective August 5, 2013 the Company completed a 1 for 100 reverse stock split, which reduced the number of issued and outstanding common shares from 2,903,888,889 to approximately 29,038,889. Fractional shares produced as a result of this reverse stock split were rounded up to the next whole share. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

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

In January 1, 2015 the Company completed a 1 for 150 reverse stock split. All share and per share amounts have been presented to give retroactive effective for this reverse stock split.

Accounting Basis

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes requires by US GAAP for complete financial statements. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on April 24, 2015.

In the option of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2015, and the result of operations and cash flows for the three months ending March 31, 2015 are not necessarily indicative of the results to be expected for a full year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Fresh Promise Foods Inc. and its wholly-owned subsidiary Harvest Soul Inc. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

CASH AND CASH EQUIVALENTS

Fresh Promise Foods Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents.

The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the period ended March 31, 2015 and the year ended December 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

INVENTORIES

Inventories previously consisted of natural and organic food products, wrappers and boxes, and were stated at the lower of cost or market. Cost was determined on the average cost method. Inventories are reviewed and reconciled periodically. As of March 31, 2015 and December 31, 2014, the Company had inventory of $68,118 and $20,935, respectively. The increase was due to a ramp up of production of Harvest Soul Chewable Juices to meet increased demand.

ACCOUNTS RECEIVABLE

The Company’s receivables had consisted of billings to customers for products invoiced and shipped. Accounts receivable as of March 31, 2015 was $212 compared to zero for December 31, 2014. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for doubtful accounts was zero at March 31, 2015 and December 31, 2014. Bad debt expense related to customer receivables for the year ended March 31, 2015 and December 31, 2014 was zero and zero respectively.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2015 and 2014. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At March 31, 2015, the Company had convertible notes and warrants outstanding that could be converted into approximately 111,666,797 and 126,836,204 at December 31, 2014, common shares based up the closing bid price of the company’s common stock at March 31, 2015 and December 31, 2014 respectively.

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

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense was $3,109 and $8,844 for the quarter ended March 31, 2015 and year ended December 31, 2014, respectively. Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Furniture and fixtures	$3,389	$3,389
Production equipment	96,692	97,342
Total property and equipment	100,081	100,731
Less: Accumulated depreciation	(12,630)	(10,172)
Property and equipment, net.	$87,451	$90,559

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

During the three months ending March 31, 2015, the company received proceeds from a third party that increased the amount due to related parties to $38,291 from $23,600.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The following table sets forth the liabilities at March 31, 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	3/31/2015	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$862,485	-0-	-0-	$862,485
Total	$862,485	-0-	-0-	$862,485

The following table sets forth a summary of change in fair value of our derivative liabilities for the period ended March 31, 2015:

Beginning balance	$584,856
Change in fair value of embedded conversion features of convertible promissory notes and warrants included in earnings	$(348,995)
Embedded conversion option & warrant liability recorded in connection with the issuance of convertible promissory notes	$626,624
Change in fair value of embedded conversion features of convertible promissory notes due to conversion	$-
Ending balance	$862,485

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at March 31, 2015 and December 31, 2014:

All common share data in this table have been adjusted for the reverse stock split.

	Balance Due at
	March 31, 2015	December 31, 2014
On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10 % and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. In 2012, $30,000 of the note was converted to 17,595 shares of common stock of the Company. In 2013 the note maturity date was extended to September 30, 2014. Due to the features in this note, the Company could not determine if sufficient shares in the Company stock would be available to fulfill all conversion obligations .Accordingly a derivative liability was recorded for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 882%, and an assumed dividend rate of 0%.	20,000	20,000

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to June 30, 2014. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 765%, and an assumed dividend rate of 0%. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. In February 2014, the third party converted $5,000 of note into 16,955 shares of common stock of the Company. During the first quarter of 2015, the third party converted $1,764 of the note into 352,941 shares of common stock of the Company.

	8,251	10,015

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to June 30, 2014. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 765%, and an assumed dividend rate of 0%. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. On February 10, 2015, the note was purchased and the terms were changed. The new terms beared a 12% interest rate. The note can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less that $0.0001. A gain of $29,745 was recorded due to the change in terms, in accordance with debt modification guidance.

	15,000	15,000

On September 11, 2013 the Company executed a promissory note for $15,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $8,077, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	15,000	15,000

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

	2,500	2,500

On January 01, 2014 the Company executed a promissory note for $20,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $10,769, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	20,000	20,000

In February 2014, a note notes with a face value of $22,000 was sold to a third party. In February 2014, the third party converted $11,000 of note into 24,445 shares of common stock of the Company. During the first quarter of 2015, the third party converted $2,738 of the note into 730,000 shares of common stock of the company.	8,263	11,000

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

	6,000	6,000

On March 17, 2014 the Company executed a promissory note for $25,000. The note bears interest at 12 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 40% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 296%, and an assumed dividend rate of 0%. In November 2014, the third party converted $7,135 of note into 366,598 shares of common stock of the Company. During the first quarter of 2015, the third party converted $6,612 of the note into 1,569,580 shares of common stock of the company.

	11,253	17,865

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 9, 2014 the Company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 276% and an assumed dividend of 0%. During the first quarter of 2015, the third party converted $12,098 of the note into 2,656,309 shares of common stock of the company.

17,902	30,000

On June 11, 2014 the Company executed a promissory note for $86,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 276% and an assumed dividend of 0%. During the first quarter of 2015, the third party converted $40,040 of the note into 6,860,160 shares of common stock of the Company.

46,460	86,500

On June 11, 2014 the Company executed a promissory note for $86,291 for the note plus interest on the note executed March 13, 2013. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 276% and an assumed dividend of 0%. In June 2014, the third party converted $13,319 of note into 56,000 shares of common stock of the Company. In July 2014, the third party converted $4,510 of note into 40,000 shares of common stock of the Company. In August 2014, the third party converted $5,077 of note into 93,334 shares of common stock of the Company. In September 2014, the third party converted $12,311 of note into 420,000 shares of common stock of the Company. In October 2014, the third party converted $14,111 of note into 655,334 shares of common stock of the Company. In November 2014, the third party converted $13,816 of note into 753,334 shares of common stock of the Company. In December 2014, the third party converted $4,670 of note into 626,667 shares of common stock of the Company. During the first quarter of 2015, the third party fully converted the remaining balance of the note into 1,170,667 shares of common stock of the company.

-	5,542

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 30, 2014 the company executed a promissory note for $88,500. The note bears interest at 6% and is secured by common stock of the company. The note can be converted into common stock at the bid price on day prior to conversion. On February 10, 2015, the note was purchased and the terms were changed. The new terms beared a 8% interest rate. The note can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less that $0.0001. A loss of $190,490 was recorded due to the change in terms, in accordance with debt modification guidance. During the first quarter of 2015, the third party converted $9,382 of the note into 1,834,300 shares of common stock of the company.

	79,118	88,500

On August 8, 2014 the Company executed a promissory note for $50,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 35% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001, whichever is lower.	50,000	50,000

On April 3, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 292% and an assumed dividend of 0%. During the first quarter of 2015, the third party converted $17,525 of the note into 3,728,015 shares of common stock of the company.

	24,975	42,500

On July 8, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 270% and an assumed dividend of 0%.

	42,500	42,500

On September 5, 2014 the Company executed a promissory note for $52,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or the stock can be converted at $0.0135, whichever is greater.	52,500	52,500

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 27, 2014 the Company executed a promissory note for $52,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or the stock can be converted at $0.0135, whichever is greater.	52,500	52,500

On December 11, 2014 the Company executed a promissory note for $40,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at the lower of (i) a discount of 35% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, or (ii) $.001.	40,000	40,000

On January 5, 2015 the Company executed a promissory note for $20,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average of the three lowest bid prices in the 10 days prior to conversion.	20,000	-

On January 31, 2015 the Company executed a promissory note for $176,267. The note bears interest at 6% and is secured by common stock of the Company. The conversion price is the bid price on the day prior to the date of conversion.	176,268	-

On February 10, 2015 the Company executed a promissory note for $52,500. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at the greater of (i) a discount of 45% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, or (ii) $.001.	52,500	-

On February 13, 2015 the Company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, or (ii) $.001.	30,000	-

On February 13, 2015 the Company executed a promissory note for $50,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average of the three lowest bid prices in the 10 days prior to conversion.	50,000	-

On January 26, 2015 the Company executed a promissory note for $28,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the average 3 lowest prices in 10 days prior.	28,000	-

On March 17, 2015 the Company executed a promissory note for $28,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the average 3 lowest prices in 10 days prior.	28,000	-

Premium liability	29,846	29,846

Unamortized debt discount on derivative liabilities	(441,349)	(248,811)

Total convertible notes outstanding, net of unamortized discounts	485,484	388,957

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment. shall be made to the holders of any stock ranking junior to the Series B Preferred Stock, the holders of the Series B Preferred Stock shall be entitled to be paid out of the assets of the Corporation an amount equal to $1.00 per share or, in the event of an aggregate subscription by a single subscriber for Series B Preferred Stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the “Preference Value”), plus all declared but unpaid dividends, for each share of Series B Preferred Stock held by them. After the payment of the full applicable Preference Value of each share of the Series B Preferred Stock as set forth herein, the remaining assets of the Corporation legally available for distribution, if any, shall be distributed ratably to the holders of the Corporation’s Common Stock.

Series C Preferred

Series C Preferred Stock has voting rights of one vote per share owned. The Preferred C stock is convertible into common stock of the Company at the rate of 0.10 per common share for each share of Preferred C stock. The holders of Series C Preferred stock are entitled to receive any dividend declared by the Board of Directors.

Common Stock

During the three months ending March 31, 2015, the company issued 372,000 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 372,581 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 373,256 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 372,807 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 373,387 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 372,881 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

During the three months ending March 31, 2015, the company issued 373,077 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 373,077 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 372,449 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 372,500 shares of common stock with the partial conversion of promissory note with a face value of $42,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 352,941 shares of common stock with the partial conversion of promissory note with a face value of $15,000. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 730,000 shares of common stock with the partial conversion of promissory note with a face value of $22,000. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 466,610 shares of common stock with the partial conversion of promissory note with a face value of $88,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 1,003,097 shares of common stock with the partial conversion of promissory note with a face value of $88,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 364,593 shares of common stock with the partial conversion of promissory note with a face value of $88,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 500,000 shares of common stock with the partial conversion of promissory note with a face value of $86,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 592,000 shares of common stock with the partial conversion of promissory note with a face value of $86,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 639,000 shares of common stock with the partial conversion of promissory note with a face value of $86,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 686,000 shares of common stock with the partial conversion of promissory note with a face value of $86,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 689,160 shares of common stock with the partial conversion of promissory note with a face value of $86,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 844,000 shares of common stock with the partial conversion of promissory note with a face value of $86,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 855,000 shares of common stock with the partial conversion of promissory note with a face value of $86,500. This was exempt from registration under rule 144.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

During the three months ending March 31, 2015, the company issued 990,000 shares of common stock with the partial conversion of promissory note with a face value of $86,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 1,065,000 shares of common stock with the partial conversion of promissory note with a face value of $86,500. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 326,667 shares of common stock with the partial conversion of promissory note with a face value of $86,292. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 384,000 shares of common stock with the partial conversion of promissory note with a face value of $86,292. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 460,000 shares of common stock with the partial conversion of promissory note with a face value of $86,292. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 384,178 shares of common stock with the partial conversion of promissory note with a face value of $30,000. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 506,438 shares of common stock with the partial conversion of promissory note with a face value of $30,000. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 696,075 shares of common stock with the partial conversion of promissory note with a face value of $30,000. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 1,069,618 shares of common stock with the partial conversion of promissory note with a face value of $30,000. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 412,500 shares of common stock with the partial conversion of promissory note with a face value of $25,000. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 418,400 shares of common stock with the partial conversion of promissory note with a face value of $25,000. This was exempt from registration under rule 144.

During the three months ending March 31, 2015, the company issued 738,680 shares of common stock with the partial conversion of promissory note with a face value of $25,000. This was exempt from registration under rule 144.

All conversion were generally done based on the contractual terms of the agreement. In instances where conversions were not done at the contractual terms a gain a loss was recorded on conversion.

Common Stock Warrants

The Company did not issue any warrants during the quarter ending March 31, 2015.

The following table sets forth common share purchase warrants outstanding as of March 31, 2015 and December 31, 2014:

	Exercise Price
Outstanding warrants December 31, 2014	4,533,334	0.02
Outstanding warrants March 31, 2015	4,533,334	0.02

Common stock issuable upon exercise of warrants	4,533,334	0.02

Outstanding warrants at March 31, 2015 have a weighted average remaining contractual life of 7 months. All warrants have an average weighted exercise price of $0.02. The warrants had an intrinsic value of $0 at March 31, 2015 and December 31, 2014.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The Company has incurred a net loss of $421,553 for the quarter ending March 31, 2015 and the Company had an accumulated deficit of $9,178,119 and a working capital deficit of $1,976,060 at March 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 8 – SUBSEQUENT EVENTS

On May 8, 2015, the company enter an agreement with Optimum Sales out of El Dorado Hills, CA to become the west coast broker of Harvest Soul Chewable Juices.

The Company had conversions of notes payable into 37,178,661 shares of common stock. The total principal converted was $96,690. The conversions were done at the contractual terms per the agreements.

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

The Company plans to continue to initiate growth measures for the Harvest Soul brand by introducing two new flavors of Harvest Soul chewable juices in the next quarter. In addition to the planned launch of these new products, the Company is exploring options to expand its productivity by moving into a new state-of-the-art production facility located in the metro-Atlanta area. The new facility is expected to increase the production capacity of the Company and this initiative is extremely important to our ability to meet increased demand for our product.

Our management team feels confident that its understanding of the market will allow for the addition of several functional food and beverage products within the next 24-36 months that could effectively capitalize on our knowledge and experience, and are capable of developing velocity throughout the all-natural retail market space.

In 2015 the Company is focused on finding additional capital to fund expansion to additional markets in the United States.

Current developments include the following:

●	We have USDA Organic and Non GMO certifications for all Harvest Soul products.

●	We have developed and had certified two new flavors of Harvest Soul Chewable juices.

●	We have partnered with a brokerage firm out of California to represent Harvest Soul in the west.

●	We continue to seek companies that would be viable acquisition candidate.

Results of Operations

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31 2014

Revenue

Total revenue for the three months ended March 31, 2015 was $7,180 compared to zero for the same period in 2014. Total revenues were from the result of orders sold both through the Harvest Soul e-commerce website and to the UNFI distribution.

Gross Margin

Gross margin for the three months ended March 31, 2015 was ($3,203) due to an increase in expenses. Revenue increased from $0 to $7,180 for the three month period ending March 31, 2014 and 2015 respectively, due to a shortage of working capital which caused the Company slow production and decrease selling operations.

Operating Expenses

For the three month periods ending March 31, 2015 operating expenses increased $54,773, from $172,580 in 2014, to $227,353 in 2015. Of this increase, $51,080, represented an increase in general and administrative expenses. This expense was partially offset by a decrease in payroll of $20,900.

Loss from Operations

Loss from operations for the three months ended March 31, 2015 was $230,556 a increase from $172,580 for the same period in 2014. The loss was primarily attributable to a lack of revenue.

Other Income (Expense)

For the three month periods ended March 31, 2015 Other Expenses increased $100,879, from $90,118 in 2014 to $190,997 in 2015. In 2015 Other Expense included $130,776 in derivative liability expense, $320,985 in interest expense, and $160,745 in losses on note extinguishment. These expenses were offset by a gain on change in value of our derivative liabilities of $424,583.

Net Loss

Net Loss for the three months ended March 31, 2015, was $421,553. The net loss was primarily attributable to a lack of revenue and the operating expenses and other expenses as described above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity & Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2015 and December 31, 2014.

	March 31,2015	December 31, 2014

Current assets	$78,846	$23,112
Current liabilities	$1,997,044	$1,695,780
Working capital deficit	$(1,918,198)	$(1,672,668)

At March 31, 2015, we had a working capital deficit of $1,918,198 as compared to a working capital deficit of $1,672,668, at December 31, 2014, an increase in the deficit of $303,392. The increase is primarily related to an increase in convertible notes payable issued in order to fund operating activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $421,553 for the three months ended March 31, 2015. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this ncertainty.

At March 31, 2015 we had minimal assets and a working capital deficit of $1,918,198. Our working capital deficit is due to the results of operations. However we are presently able to meet our short term obligations through the sale of convertible notes.

Net cash used in operating activities for the three months ended March 31, 2015 was ($234,817). Net cash provided by financing activities for the three months ended March 31, 2015 was $237,405. Net cash provided by financing activities for this period consists primarily of the issuance of a convertible notes. Net cash used in investing activities was $0, which represented funds used to develop a new website for the Company.

We anticipate that our future liquidity requirements will arise from the need to fund operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated raising additional funds from the private equity sources and debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through several private offerings of our company’s securities. See “Note 7 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-Balance Sheet Arrangements

As of March 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

No significant changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were made in our internal control over financial reporting during the three month period ended March 31, 2015, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2015.

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

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2015	FRESH PROMISE FOODS, INC.

/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

