Form 10-Q
period 2015-06-30
FRESH PROMISE FOODS, INC.
filed 2015-08-17
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 00-24723

FRESH PROMISE FOODS, INC.

(Exact Name of registrant as specified in its charter

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

As of August 17, 2015, there were 580,398,797 shares outstanding of the registrant’s common stock.

2

PART I. FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

Fresh Promise Foods, Inc.

Consolidated Balance Sheet

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$25,568	$1,663
Accounts Receivable	5,010	-
Inventory	61,024	20,935
Other Current Assets	10,273	515
Total Current Assets	101,875	23,112

Property, Plant & Equipment net	113,417	90,559
Website Development & Software Purchased	4,782	4,782
Total Assets	$220,074	$118,454

Liabilities and Stockholders Deficit
Liabilities
Current Liabilities
Account payable	$297,929	$298,815
Accrued expenses	84,325	69,087
Convertible note payable	806,475	388,957
Accrued salaries due officers	108,971	330,465
Convertible note derivative liability	969,212	584,857
Loan due related parties	30,452	23,600
Capital lease liability-short term	16,541	7,678
Total Current Liabilities	2,313,905	1,703,458

Long Term Liabilities
Capital Lease Liability net of current portion	50,146	35,748
Total Liabilities	2,364,051	1,739,206

Preferred stock series B - par value, $0.00001 10 shares authorized, and 2 and 2 shares outstanding, respectively.
Preferred stock series C - par value $0.00001 30,000,000 shares authorized, 308,180 and 341,180 shares outstanding, respectively.	3	3
Common stock - par value $0.00001 2,000,000,000 shares authorized, 177,354,907 and 7,155,532 shares outstanding, respectively	1,773	71
Additional paid In Capital	7,543,574	7,135,240
Accumulated deficit	(9,689,327)	(8,756,066)
Total Stockholders’ Deficit	(2,143,977)	(1,620,752)
Total Liabilities and Stockholders’ Deficit	$220,074	$118,454

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consoldiated Statement of Operations

Three and Six Months Ended June 30

Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$19,093	$-	$27,030	$-
Cost of Goods Sold	10,836	-	23,649	3,136
Gross Margin	8,258	-	3,381	(3,136)

Operating Expenses
Rent	11,208	3,575	22,458	3,575
Professional fees	87,843	133,359	160,293	133,359
Consulting fees	-	622	-	5,399
General and administrative expense	89,592	34,606	148,770	38,635
Payroll and related expense	74,100	310,668	148,200	310,668
Depreciation	3,954	-	7,062	-
Stock based compensation	-	2,950	-	2,950
	-	-	-
Total Operating Expenses	266,697	485,780	486,783	494,586

Loss from operations	(258,439)	(485,780)	(483,402)	(497,722)

Other expenses (Income)
Debt forgiveness	-	-	-	(22,000)
(Gain) Loss on Change in value of derivative liability	30,563	(371,640)	(394,020)	(371,640)
Derivative liability expense	2,409	233,293	133,185	233,293
(Gain) Loss on Extinguishment	(7,086)	-	153,659	-
(Gain) loss on Note conversion	1,359	5,321	4,433	5,321
Other expense		-	-	(97)
(Gain) Loss on stock issuance	-	(51,000)	-	(51,000)
Interest expense	229,491	10,753	552,101	194,080
	256,736	(173,273)	449,358	(12,043)

Loss before provision for income tax	(515,175)	(312,507)	(932,760)	(485,679)

Provision for income tax	-	-	-	-

Net Loss	$(515,175)	$(312,507)	$(932,760)	$(485,679)

Net Loss per share: Basic and diluted	$(0.02)	$(0.46)	$(0.02)	$(0.83)

Weighted Average Number of Shares Outstanding: Basic and diluted	21,489,355	685,412	40,613,561	584,306

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consoldiated Statements of Cashflows

Six Months Ended June 30, 2015

Unaudited

	Six months ended
	6/30/2015	6/30/2014
OPERATING ACTIVITIES
Net loss from operations	$(932,760)	$(485,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	390,337	150,558
(Gain) Loss on Change in value of derivative liability	(394,020)	(371,640)
Derivative liability expense	133,185	233,293
Debt forgiveness	-	-
Other expense - other	-	(97)
(Gain) Loss on note conversion	73,792	5,321
(Gain) Loss on Extinguishment	153,659	-
(Gain) Loss on stock issuance	-	(51,000)
Premium expense	-	-
Stock based compensation	-	2,950
Depreciation	7,062	-
Changes in working capital items
Accrued salaries due officers	208,172	270,668
Other current assets	(9,757)	-
Amount due current and former officer	-	(31,062)
Advances from related parties	6,852	3,600
(Increase) decrease in inventory	(40,089)	-
(Increase) in account receivable	(5,010)	-
Decrease in accounts payable	(886)	1,042
Increase (decrease) in accrued expenses	15,227	(9,752)
Cashflow from operating activities	(394,237)	(276,416)

INVESTING ACTIVITIES
Purchase of Property, Plant & Equipment	(29,920)	(12,661)
Website development	0	(3,417)
Cashflow from investing activities	(29,920)	(16,078)

FINANCING ACTIVITIES
Proceeds from note payable	342,500	308,432
Proceeds from short term loans	34,691	-
Proceeds from Capital Lease	29,920	-
Proceeds from stock sale	-	-
Repayment of Capital Lease	(6,659)	-
Cashflow from financing activities	400,452	308,432

Net change in cash	(23,705)	15,938
Beginning cash	49,273	33,335
Ending Cash	25,568	49,273

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$-	$73,344
Conversion of note to common stock	$120,160	$-
Issuance of promissory note for accrued expenses	$-	$-
Issuance of shares under stock payable	$-	$126,000

See accompanying notes to unaudited consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ACCOUNTING BASIS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on April 24, 2015.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2015, and the result of operations and cash flows for the three and six months ending June 30, 2015 are not necessarily indicative of the results to be expected for a full year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Fresh Promise Foods Inc. and its wholly-owned subsidiary Harvest Soul Inc. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

CASH AND CASH EQUIVALENTS

Fresh Promise Foods Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents.

The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the period ended June 30, 2015 and the year ended December 31, 2014 the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

June 30, 2015

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

INVENTORIES

Inventories consisted of natural and organic food products, wrappers and boxes, and were stated at the lower of cost or market. Cost was determined on the average cost method. Inventories are reviewed and reconciled periodically. As of June 30, 2015 and December 31, 2014, the Company had inventory of $61,024 and $20,935, respectively. The increase was due to a ramp up of production of Harvest Soul Chewable Juices to meet increased demand.

ACCOUNTS RECEIVABLE

The Company’s receivables consists of billings to customers for products invoiced and shipped. Accounts receivable as of June 30, 2015 was $5,010 compared to zero for December 31, 2014. The Company charges off receivables if they determine that the amount is no longer collectible. The allowance for doubtful accounts was zero at June 30, 2015 and December 31, 2014. Bad debt expense related to customer receivables for the year ended June 30, 2015 and December 31, 2014 was zero and zero respectively.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2015 and 2014. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At June 30, 2015, the Company had convertible notes and warrants outstanding that could be converted into approximately 1,939,099,489 and 126,836,204 at December 31, 2014, common shares based up the closing bid price of the company’s common stock at June 30, 2015 and December 31, 2014 respectively. These are not presented in the statement of operations since the Company incurred a loss and the effect of these shares are anti-dilutive.

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

June 30, 2015

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505- 50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense was $7,062 and $8,844 for the six months ended June 30, 2015 and year ended December 31, 2014, respectively. Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Furniture and fixtures	$3,389	$3,389
Production equipment	127,912	97,342
Total property and equipment	131,301	100,731
Less: Accumulated depreciation	(17,884)	(10,172)
Property and equipment, net.	$113,417	$90,559

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

During the six months ending June 30, 2015, the Company received proceeds of $74,726 and made repayments of $62,874 from a third party. That increased the amount due to related parties to $30,452 from $23,600 in June 30, 2015 and December 31,2014 respectively.

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

The following table sets forth the liabilities at June 30, 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	6/30/2015	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$969,212	-0-	-0-	$969,212
Total	$969,212	-0-	-0-	$969,212

The following table sets forth a summary of change in fair value of our derivative liabilities for the period ended June 30, 2015:

Beginning balance	$862,485
Change in fair value of embedded conversion features of convertible promissory notes and warrants included in earnings	$(394,020)
Embedded conversion option & warrant liability recorded in connection with the issuance of convertible promissory notes	$496,314
Change in fair value of embedded conversion features of convertible promissory notes due to conversion	$4,433
Ending balance	$969,212

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at June 30, 2015 and December 31, 2014:

All common share data in this table have been adjusted for the reverse stock split.

	June 30, 2015	December 31, 2014
On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10 % and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. In 2012, $30,000 of the note was converted to 17,595 shares of common stock of the Company. In 2013 the note maturity date was extended to September 30, 2015. Due to the features in this note, the Company could not determine if sufficient shares in the Company stock would be available to fulfill all conversion obligations .Accordingly a derivative liability was recorded for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 882%, and an assumed dividend rate of 0%: with the expected term of 92 days.	20,000	20,000

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to September 30, 2015. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 765%, and an assumed dividend rate of 0%: with the expected term of 92 days. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. In February 2014, the third party converted $5,000 of note into 16,955 shares of common stock of the Company. During the first quarter of 2015, the third party converted $1,764 of the note into 352,941 shares of common stock of the Company. During the second quarter of 2015, the third party converted $6,246 of the note into 2,621,621 shares of common stock of the Company.	2,004	10,015

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to September 30, 2015. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 765%, and an assumed dividend rate of 0%: with the expected term of 92 days. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. On February 10, 2015, the note was purchased and the terms and the maturity date were changed. The new terms beared a 12% interest rate. The note can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less than $0.0001. A debt extinguishment was booked due to the changes in terms. The note matures on February 10, 2016.	15,000	15,000

On September 11, 2013 the Company executed a promissory note for $15,000 as payment to a service provider. The note matured September 11, 2014 but was extended to September 30, 2015. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion with the expected term of 225 days. Due to the discount feature we have recorded a liability of $8,077, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum. During the second quarter of 2015, the third party converted $4,257 of the note into 7,740,600 shares of common stock of the Company.	8,738	15,000

On October 29, 2013 the Company executed a promissory note for $2,500. The note bears interest at 6% and is secured by common stock of the Company. The loan matures April 29, 2014 but was extended to September 30, 2015. The note is convertible at the lower of a day’s discount of 35% off the prior closing bid price or $0.01. The note also provided for purchase of 133,334 shares by execution of a warrant agreement. The agreement expires two years from the date of the note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur the conversion price is reduced to that lower price. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 599%, and an assumed dividend rate of 0% with the expected term of 92 days.	2,500	2,500

On January 01, 2014 the Company executed a promissory note for $20,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $10,769, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum. The note matured on January 01, 2015 but was extended to September 30, 2015. The note is considered a stock settled debt instrument. The expected term is 92 days.	20,000	20,000

In February 2014, a note with a face value of $22,000 was sold to a third party. In February 2014, the third party converted $11,000 of the note into 24,445 shares of common stock of the Company. During the first quarter of 2015, the third party converted $2,738 of the note into 730,000 shares of common stock of the Company. The note matured on January 01, 2015 but was extended to September 30, 2015. The note is considered a stock settled debt instrument. The expected term is 92 days.	8,263	11,000

On January 23, 2014 the Company executed a promissory note for $6,000. The note bears interest at 9.875 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 30% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less that $0.0001. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 321%, and an assumed dividend rate of 0% with the expected term of 92 days. The note matured on January 23, 2015 but was extended to September 30, 2015.	6,000	6,000

On March 17, 2014 the Company executed a promissory note for $25,000. The note bears interest at 12 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 40% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 296%, and an assumed dividend rate of 0% with the expected term of 92 days. In November 2014, the third party converted $7,135 of note into 366,598 shares of common stock of the Company. During the first quarter of 2015, the third party converted $6,612 of the note into 1,569,580 shares of common stock of the Company. During the second quarter of 2015, the third party converted $10,683 of the note into 13,427,276 shares of common stock of the Company. The note matured on March 17, 2015 but was extended to September 30, 2015.	569	17,865

On June 9, 2014 the Company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 276% and an assumed dividend of 0% with the expected term of 92 days. During the first quarter of 2015, the third party converted $12,098 of the note into 2,656,309 shares of common stock of the Company. During the second quarter of 2015, the third party converted $12,011 of the note into 21,721,132 shares of common stock of the Company. The note matured on June 9, 2015 but was extended to September 30, 2015.	5,892	30,000

On June 11, 2014 the Company executed a promissory note for $86,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 276% and an assumed dividend of 0% with the expected term of 92 days. During the first quarter of 2015, the third party converted $40,040 of the note into 6,860,160 shares of common stock of the Company. During the second quarter of 2015, the third party converted $43,098 of the note into 54,315,828 shares of common stock of the Company. The note matured on June 11, 2015 but was extended to September 30, 2015.	3,361	86,500

On June 11, 2014 the Company executed a promissory note for $86,291 for the note plus interest on the note executed March 13, 2013. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 276% and an assumed dividend of 0%. In June 2014, the third party converted $13,319 of note into 56,000 shares of common stock of the Company. In July 2014, the third party converted $4,510 of note into 40,000 shares of common stock of the Company. In August 2014, the third party converted $5,077 of note into 93,334 shares of common stock of the Company. In September 2014, the third party converted $12,311 of note into 420,000 shares of common stock of the Company. In October 2014, the third party converted $14,111 of note into 655,334 shares of common stock of the Company. In November 2014, the third party converted $13,816 of note into 753,334 shares of common stock of the Company. In December 2014, the third party converted $4,670 of note into 626,667 shares of common stock of the Company. During the first quarter of 2015, the third party fully converted the remaining balance of the note into 1,170,667 shares of common stock of the Company.	-	5,542

On June 30, 2014 the Company executed a promissory note for $88,500. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at the bid price on day prior to conversion. On February 10, 2015, the note was purchased and the terms and maturity date were changed. The note matures on February 10, 2016. The new terms beared a 8% interest rate. The note can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less that $0.0001. A debt estinguishment was booked due to the changes in terms. During the first quarter of 2015, the third party converted $9,382 of the note into 1,834,300 shares of common stock of the Company. During the second quarter of 2015, the third party converted $16,601 of the note into 13,758,452 shares of common stock of the Company. The expected term is 225 days.	64,521	88,500

On August 8, 2014 the Company executed a promissory note for $50,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 35% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001, whichever is lower. On April 8, 2015 the note was modified by $15,000. The terms of that portion of the note has changed and bears interest at 6% are unsecured. The note has a maturity date of August 8, 2015. The expected term of the note is 39 days.	35,000	50,000

On April 3, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 292% and an assumed dividend of 0% with the expected term of 92 days. During the first quarter of 2015, the third party converted $17,525 of the note into 3,728,015 shares of common stock of the Company. During the second quarter of 2015, the third party converted $19,671 of the note into 29,078,917 shares of common stock of the Company. The note matured on April 3, 2015 but was extended to September 30, 2015	5,304	42,500

On July 8, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivitive liability for this note using the Black Scholes Method to value the derivitive liabiltiy with the following assumptions: Risk free interest rate of .025, volitility of 270% and an assumed dividend of 0% with the expected term of 7 days. The note matured on July 8, 2015 but was extended to September 30, 2015.	42,500	42,500

On September 5, 2014 the Company executed a promissory note for $52,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or the stock can be converted at $0.0135, whichever is greater. This note matures on September 5, 2015. he Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 425%, and an assumed dividend rate of 0%.	52,500	52,500

On October 27, 2014 the Company executed a promissory note for $52,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or the stock can be converted at $0.0135, whichever is greater. This note matures on October 27, 2015. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk FreeInterest rate of .025, volatility of 373%, and an assumed dividend rate of 0% with the expected term of 77 days.	52,500	52,500

On December 11, 2014 the Company executed a promissory note for $40,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 35% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. On June 11, 2015, the note was purchased and the terms and maturity date were changed. The new terms beared a 6% interest rate. The note can be converted into common stock at a discount of 50% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion. A debt estinguishment was booked due to the changes in terms. The note matures on June 11, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 337%, and an assumed dividend rate of 0% with the expected term of 164 days.	40,000	40,000

On January 5, 2015 the Company executed a promissory note for $20,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 70% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on January 5, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk FreeInterest rate of .025, volatility of 328%, and an assumed dividend rate of 0% with the expected term of 189 days.	20,000	-

On January 31, 2015 the Company executed a promissory note for $176,267. The note bears interest at 6% and is secured by common stock of the Company. The conversion price is the bid price on the day prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on January 31, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk FreeInterest rate of .025, volatility of 317%, and an assumed dividend rate of 0% with the expected term of 185 days.	176,268	-

On February 10, 2015 the Company executed a promissory note for $52,500. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on February 10, 2016 The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 285%, and an assumed dividend rate of 0% with the expected term of 225 days..	52,500	-

On February 13, 2015 the Company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on February 13, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk FreeInterest rate of .025, volatility of 269%, and an assumed dividend rate of 0% with the expected term of 228 days.	30,000	-

On February 13, 2015 the Company executed a promissory note for $50,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 70% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on February 13, 2016 The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk FreeInterest rate of .025, volatility of 269%, and an assumed dividend rate of 0% with the expected term of 228 days.	50,000	-

On January 26, 2015 the Company executed a promissory note for $28,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the Market price. The note matures on January 26, 2016. The note is considered a stock settled debt instrument. The expected term is 210 days.	28,000	-

On March 17, 2015 the Company executed a promissory note for $28,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the Market price. The note matures on March 17, 2016. The note is considered a stock settled debt instrument. The expected term is 261 days.	28,000	-

On June 30, 2015, the Company executed a promissory note for $150,333. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at bid price on the day prior to conversion . The note matures on June 30, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 46%, and an assumed dividend rate of 0% with the expected term of 366 days.	150,333	-

On June 30, 2015, the Company executed a promissory note for $62,229. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at bid price on the day prior to conversion . The note matures on June 30, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 46%, and an assumed dividend rate of 0% with the expected term of 366 days.	62,229	-

On June 12, 2015, the Company executed a promissory note for $40,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days . The note matures on June 12, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 89%, and an assumed dividend rate of 0% with the expected term of 348 days.	40,000	-

On April 10, 2015, the Company executed a promissory note for $31,500. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at 60% of the average of the two lowest closing prices in the 25days price to convesion. The note matures April 10, 2015. The note is considered a stock settled debt instrument. The expected term is 285 days.	31,500	-

On April 4, 2015, the Company executed a promissory note for $25,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days . The note matures on April 4, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 185%, and an assumed dividend rate of 0% with the expected term of 279 days.	25,000	-

On May 13, 2015, the Company executed a promissory note for $25,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days . The note matures on May 13, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 135%, and an assumed dividend rate of 0% with the expected term of 318 days.	25,000	-

On June 23, 2015, the Company executed a promissory note for $25,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days . Then note matures on June 23, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 68%, and an assumed dividend rate of 0% with the expected term of 359 days.	25,000	-

On June 16, 2015, the Company executed a promissory note for $25,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days. The note matures on June 16, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 86%, and an assumed dividend rate of 0% with the expected term of 352 days.	25,000	-

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at 55% of the Conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The note matures on May 28, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 110%, and an assumed dividend rate of 0% with the expected term of 333 days.	23,000	-

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days . The note matures on April 1, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 185%, and an assumed dividend rate of 0% with the expected term of 276 days.	12,000	-

On April 30, 2015, the Company executed a promissory note for $7,500. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the Market price. The Market price is the average closing bid price on the 3 days prior to the date of conversion. The note matures on April 30. 2016. The note is considered a stock settled debt instrument. The expected term is 305 days.	7,500	-

On April, 8 2015, the Company executed a promissory note for $7,408. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the Market price. The Market price is the average closing bid price on the 3 days prior to the date of conversion. During the second quarter of 2015, the third party converted $7,592 of the note into 8,633,577 shares of common stock of the Company. The note matures on April 8, 2016. The note is considered a stock settled debt instrument. The expected term is 283 days	7,406	-

Premium liability	29,846	29,846

Unamortized debt discount on derivative liabilities	(426,759)	(248,811)

Total convertible notes outstanding, net of unamortized discounts	806,475	388,957

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized common stock of the Company consist of 2,000,000,000 shares with a par value $0.00001. The Company also has 100,000,000 shares of par value $0.00001 Preferred C stock authorized and 10 shares of par value $0.00001 Preferred B stock authorized.

Series A Preferred stock has been cancelled.

Series B Preferred

Designation

This class of stock of this Corporation shall be named and designated "Series B Preferred Stock". It shall have 10 shares authorized at $0.00001 par value per-share.

Conversion Rights

a. If at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred Stock at any given time, regardless of their number, shall be convertible into the number of shares of Common Stock which equals four times the sum of; i) the total number of shares of Common Stock which are issued and outstanding at the time of conversion, plus ii) the total number of shares of Series B and Series C Preferred Stocks which are issued and outstanding at the time of conversion. The stock certificate(s) evidencing the Common Stock shall be issued with a restrictive legend indicating that it was issued in a transaction exempt from registration under the Seourities Act of 1933, as amended (the "Securities Act"), and that it cannot be transferred unless it is so registered, or an exemption from registration is available, in the opinion of counsel to the Corporation.

b. Each individual share of Series B Preferred Stock shall be convertible into the number of shares of Common Stock equal to:

[four times the sum of (all shares of Common Stock issued and outstanding at time of conversion + all shares of Series B and Series C Preferred Stock issued and outstanding at'time of conversion)]

divided by:

[the number of shares of Series B Preferred Stock issued and outstanding at the time of conversion]

Issuance

Shares of Series B Preferred Stock may only be issued in exchange for the partial or full retirement of debt held by Management, employees or consultants, or as directed by a majority vote of the Board of Directors. The number of shares of Series B Preferred Stock to be issued to each qualified person (member of Management, employee or consultant) holding a Note shall be determined by the following formula:

For retirement of debt:

 number of shares of Series B Preferred Stock to be issued

where x1+ x2+ x3 ... + ... xn    represent the discrete notes and other obligations owed the lender (holder), which are being retired.

Voting Rights

a. If at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred Stock at any given time, regardless of their number, shall have voting rights equal to four times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of Series B and Series C Preferred Stocks whicli are issued and outstanding at the time of voting.

b. Each individual share of Series B Preferred Stock shall have the voting rights equal to:

[four times the sum of (all shares of Common Stock issued and outstanding at time of voting + all shares of Series B and Series C Preferred Stocks issued and outstanding at time of voting)]

divided by

[the number of shares of Series B Preferred Stock issued and outstanding;at the time of voting]

Series C Preferred

Designation

This class of stock of this Corporation shall be named and designated "Series C Preferred Stock'. It shall have 30,000,000 shares authorized at $0.00001 par value per share.

Dividends

The holders of Series C Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

The Board of Directors has not designated a % of dividends to be paid and as such no dividends have been accumulated to date. The Board has not declared any dividends to be paid therefore no accrual has been recorded.

Liquidation Rights

Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, before any distribution or payment. shall be made to the holders of any stock ranking junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock shall be entitled to be paid out of the assets of the Corporation an amount equal to $1.00 per share or, in the event of an aggregate subscription by a single subscriber for Series C Preferred Stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the "Preference Value"), plus all declared but unpaid dividends, for each share of Series C Preferred Stock held by them. After the payment of the full applicable Preference Value of each share of the Series C Preferred Stock as set forth herein, the remaining assets of the Corporation legally available for distribution, if any, shall be distributed ratably to the holders of the Corporation's Common Stock.

Conversion and Anti Dilution

(a) Each share of Series C Preferred Stock shall be convertible, at any time, and/or from time to time, into the number of shares of the Corporation's Common Stock, par value $0.00001 per share, equal to the price of the Series C Preferred Stock, divided by the par value of the Common Stock, subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate"). For example, assuming a $2.50, price per share of Series C Preferred Stock  and a per value or $0.00001 per share for Common Stock, each share of Series C Preferred Stock would be convertible into 250,000 sheres of Common Stock. Such conversion shall be deemed to be effective on the business day (the "Conversion Date") following the receipt by the Corporation of written notice frorn the holder or the Series C Preferred Stock of the holder's intention to convert the shares of Series C Stock, together with the holder's stock certificate or certificates evidencing the Series C Preferred Stock to be converted.

(b) Promptly after the Conversion Date, the Corporation shall  issue and deliver to such holder a certificate or certificates for the number of full shares of Common Stock issuable to the holder pursuant to the holder's conversion of Series C Preferred. Shares in accordance with the provisions of this Section. The stock certificate(s) evidencing the Common Stock shall be issued with a restrictive legend indicating that it was issued in a transaction exempt from registration under the Securities Act, and that it cannot be transferred unless it is to registered, or an exemption from registration is available, in the opinion of counsel to the Corporation. The Common Stock shall be issued in the same name as the person who is the holder of the Series C Preferred Stock unless, in the opinion of counsel to the Corporation, such transfer can be made in compliance with applicable securities laws. The person in whose name the eertificate(s) of Common Stock are so registered shall be treated as a holder of shares of Common Stock, of the Corporation on the date the Common Stock certificates) are so issued.

All shares of Common Stock delivered upon conversion of the Series C Preferred Shares as provided herein shall be duly and validly issued and fully paid and non-assessable. Effective as of the Conversion Date, such converted Series C Preferred Shares shall no longer be deemed to be outstanding and all rights of the holder with respect to such shares shall immediately terminate except the right to receive the shares of Common Stock issuable upon such conversion.

(c) The Corporation covenants that, within 30 days of receipt of a conversion notice from any holder.of shares of Series C Preferred Stock wherein which such conversion would create more shares of Common Stock than are authorized, the Corporation will increase the authorized number of shares of Common Stock sufficient to satisfy such holder of shares of Series C submitting such conversion notice.

(d) Shares of Series C Preferred Stock are anti-dilutive to reverse splits, and therefore in the case of a reverse split, are convertible to the number of Common Shares after the reverse split as would have been equal, to the ratio established prior to the reverse split. The conversion rate of shares of Series C Preferred Stock, however, would increase proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

Voting Rights

Each share of Series C Preferred Stock shall have ten votes for any election or other vote placed before the shareholders of the Corporation.

Price

(a) The initial price of each share of Series C Preferred Stock shall be $2.50.

(b) The price of each share of Series C Preferred Stock may be changed either through a majority vote of the Board of Directors through a resolution at-a meeting of the Board, or through a resolution passed at an Action Without Meeting of the unanimous Board, until such time as a listed secondary and/or listed public market develops for the shares.

Common Stock

The Company used Extinguishment Accounting for convertible notes with embedded derivatives, wherein on conversion of debt, the amount of debt converted is debited, equity is credited for the fair value of shares issued, related derivative is reversed and any remaining balance is recognized as a gain or loss on conversions.

During the six months ended June 30, 2015, a note dated 1/21/2014, with a face value of $13,500, was partially converted into 2,974,562 shares, representing $8,011 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 1/15/2014, with a face value of $22,000, was partially converted into 730,000 shares, representing $2,738 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 3/17/2014, with a face value of $25,000, was partially converted into 14,996,856 shares, representing $17,296 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 4/3/2014, with a face value of $42,500, was partially converted into 32,806,932 shares, representing $37,197 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 4/8/2015, with a face value of $15,000, was partially converted into 8,633,577 shares, representing $7,592 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 6/5/2014, with a face value of $86,500, was partially converted into 61,175,988 shares, representing $83,138 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 6/9/2015, with a face value of $30,000, was partially converted into 24,377,441 shares, representing $24,109 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 6/11/201, with a face value of $86,292, fully converted the remaining principal of $8,616 into 1,170,667 shares. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 2/10/2015, with a face value of $88,500, was partially converted into 15,228,159 shares, representing $23,978 principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 2/10/2015, with a face value of $15,000, was partially converted into 8,105,193 shares, representing $6,263 of principal. This was exempt from registration under rule 144.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Common Stock Warrants

The Company did not issue any warrants during the quarter ending June 30, 2015.

The following table sets forth common share purchase warrants outstanding as of June 30, 2015 and December 31, 2014:

	Exercise Price
Outstanding warrants December 31, 2014	4,533,334	0.02
Outstanding warrants June 30, 2015	4,533,334	0.02

Common stock issuable upon exercise of warrants	4,533,334	0.02

Outstanding warrants at June 30, 2015 have a weighted average remaining contractual life of 3 months. All warrants have an average weighted exercise price of $0.02. The warrants had an intrinsic value of $0 at June 30, 2015 and December 31, 2014.

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

The Company has incurred a net loss of $515,175 for the quarter ending June 30, 2015 and the Company had an accumulated deficit of $9,689,327 and a working capital deficit of $2,212,030 at June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 8, 2015, the Company entered into an agreement with Optimum Sales a Company based in El Dorado Hills, CA with Optimum Sales becoming the west coast broker of Harvest Soul Chewable Juices.

The Company had conversions of notes payable into 403,043,898 shares of common stock. The total principal converted was $448,872. The conversions were done at the contractual terms per the agreements.

On July 9th, 2015, the Company entered a consulting agreement with a third party. The agreement carries a convertible note valued at $84,000.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

Under the direction of Kevin Quirk, the Company’s Chief Executive Officer, the Company’s primary goal continues to be the leveraging of management’s experience and knowledge of the natural food and beverage industry to better deploy the Company’s “Natural plus Energy” product line and to allow for a more comprehensive understanding of the distribution channels and retail positioning. The Company believes the natural food and beverage market will continue to grow at a relatively substantial pace, allowing for the introduction of many functional food and beverage products.

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

Our management team feels confident that its understanding of the market will allow for the addition of several functional food and beverage products within the next 24-36 months that could be capable of developing velocity throughout the all-natural retail market space.

In 2015 the Company remains focused on finding additional capital to fund expansion to additional markets in the United States.

Recent developments include the following:

●	We have obtained USDA Organic and Non GMO certifications for all Harvest Soul products.

●	We have developed and had certified two new flavors of Harvest Soul Chewable juices.

●	We have partnered with a brokerage firm out of California to represent Harvest Soul in the west.

●	We continue to seek companies that would be viable acquisition candidate.

Results of Operations

For the Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30 2014

Revenue

Total revenue for the three and six months ended June 30, 2015 was $19,093 and $27,030 respectively compared to zero for the same period in 2014. Total revenues were the result of orders sold both through the Harvest Soul e-commerce website and to the UNFI distribution.

Gross Margin

Gross margin for the three and six months ended June 30, 2015 was $8,258 and $3,382 respectively. The increase was due to an increase in revenues and lower production cost. Revenue increased from $0 to $19,093 for the three month period ending and $27,030 for the six month period ending June 30, 2015 compared to June 30, 2014. The increase was due to greater sales volume related to Harvest Soul Chewable Juices.

Operating Expenses

For the three and six month periods ending June 30, 2015 operating expenses decreased ($219,083) from $485,750 for the three month ending June 30, 2015 compare to the same three months in 2014. Operating expenses decreased by ($7,802) from $494,586 for the six months ending June 30, 2015 compared to 2014. The decrease was due in part to lower payroll related expenses in 2015.

Loss from Operations

Loss from operations were $258,439 and $483,402 for three and six months ending June 30, 2015 compared to $485,780 and $497,722 in 2014. Lower operating cost contributed to the decease in the loss.

Other Income (Expense)

Other Expenses increased $430,009, from ($173,273) in 2014 to $256,736 for the three month periods ended June 30, 2015. Other Expense included $2,409 in derivative liability expense, $229,491 in interest expense, and a gain of ($7,086) in on note extinguishment. These expenses were offset by a loss on change in value of our derivative liabilities of $30,563.

Net Loss

Net Loss for the six months ended June 30, 2015, was $932,760. The net loss was primarily attributable to a lack of revenue and the operating expenses and other expenses as described above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity & Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015 and December 31, 2014.

	6/30/2015	12/31/2014

Current assets	$101,875	$23,112
Current liabilities	$2,313,905	$1,703,458
Working capital deficit	$(2,212,030)	$(1,680,346)

At June 30, 2015, we had a working capital deficit of $2,212,030 as compared to a working capital deficit of $1,680,346, at December 31, 2014, an increase in the deficit of $531,684. The increase is primarily related to an increase in convertible notes payable issued in order to fund operating activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $936,728 for the six months ended June 30, 2015. Because of the absence of positive cash flows from operations, the Company requires additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2015 we had minimal assets and a working capital deficit of $2,212,030. Our working capital deficit is due to the results of operations. However we are presently able to meet our short term obligations through the sale of convertible notes.

Net cash used in operating activities for the six months ended June 30, 2015 was ($394,237). Net cash provided by financing activities for the six months ended June 30, 2015 was $400,452. Net cash provided by financing activities for this period consists primarily of the issuance of a convertible notes. Net cash used in investing activities was ($29,920).

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

No significant changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were made in our internal control over financial reporting during the three month period ended June 30, 2015, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward- looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015, a note dated 1/21/2014, with a face value of $13,500, was partially converted into 2,974,562 shares, representing $8,011 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 1/15/2014, with a face value of $22,000, was partially converted into 730,000 shares, representing $2,738 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 3/17/2014, with a face value of $25,000, was partially converted into 14,996,856 shares, representing $17,296 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 4/3/2014, with a face value of $42,500, was partially converted into 32,806,932 shares, representing $37,197 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 4/8/2015, with a face value of $15,000, was partially converted into 8,633,577 shares, representing $7,592 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 6/5/2014, with a face value of $86,500, was partially converted into 61,175,988 shares, representing $83,138 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 6/9/2015, with a face value of $30,000, was partially converted into 24,377,441 shares, representing $24,109 of principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 6/11/201, with a face value of $86,292, fully converted the remaining principal of $8,616 into 1,170,667 shares. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 2/10/2015, with a face value of $88,500, was partially converted into 15,228,159 shares, representing $23,978 principal. This was exempt from registration under rule 144.

During the six months ended June 30, 2015, a note dated 2/10/2015, with a face value of $15,000, was partially converted into 8,105,193 shares, representing $6,263 of principal. This was exempt from registration under rule 144.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2015.

Item 4. Mine Safety Disclosure.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 2015	FRESH PROMISE FOODS, INC.

/s/ Kevin P. Quirk
Kevin P. Quirk
Principal Executive Officer

