Form 10-Q
period 2015-09-30
FRESH PROMISE FOODS, INC.
filed 2018-04-06
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 30, 2015 to September 30, 2015

Commission file number 333-153035 Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

FRESH PROMISE FOODS, INC.

(Exact Name of registrant as specified in its charter

Nevada	88-0393257
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3416 Shadybrook Drive

Midwest City, OK 73110

(Address of Principal Executive Offices)

(561) 703-4659

(Registrant’s telephone number, including area code)

Washington, D.C. 20549

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [__] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company filer, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]    Accelerated Filer [ ]        Non-Accelerated Filer [ ]

Smaller Reporting Company [X] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At April 4, 2018, the number of shares of the Registrant’s common stock outstanding was 8,999,999,998.

FRESH PROMISE FOODS, INC.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

FRESH PROMISE FOODS, INC.

Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current Assets
Cash	$4,334	$1,663
Accounts Receivable	—	—
Inventory	—	20,935
Other Current Assets	158,750	515
Total Current Assets	159,693	23,112

Property, Plant & Equipment net		90,559
Website Development & Software Purchased	—	4,782
Total Assets	159,693	$118,454

Liabilities and Stockholders Deficit
Liabilities
Current Liabilities
Account payable	$—	$298,815
Accrued expenses	—	69,087
Convertible note payable	652,768	388,957
Accrued salaries due officers	—	330,465
Convertible note derivative liability	584,856	584,857
Loan due related parties	—	23,600
Capital lease liability-short term	—	7,678
Total Current Liabilities	1,237,624	1,703,458

Long Term Liabilities
Capital Lease Liability net of current portion	35,748	35,748
Total Liabilities	1,273,372	1,739,206

Preferred stock series B - par value, $0.00001 10 shares authorized, and 2 and 2 shares outstanding, respectively.	—	—
Preferred stock series C - par value $0.00001 30,000,000 shares authorized, 308,180 and 341,180 shares outstanding, respectively.	3	3
Common stock - par value $0.00001 2,000,000,000 shares authorized, 177,354,907 and 7,155,532 shares outstanding, respectively	1,773	71
Additional paid In Capital	835,447	7,135,240
Accumulated deficit	—	(8,756,066)
Total Stockholders’ Deficit	—	(1,620,752)
Total Liabilities and Stockholders’ Deficit	$(436,149)	$118,454

See accompanying notes to these unaudited financial statements.

Fresh Promise Foods, Inc.

Consoldiated Statement of Operations

Three and Six Months Ended September 30, 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues
Cost of Goods Sold	$—	$(128)	$—	$3,008
Gross Margin	—	128	—	(3,008)

Operating Expenses
Rent	—	11,147	—	14,722
Professional fees	7,274	108,195	7,274	241,554
Consulting fees	—	—	—	2,541
General and administrative expense	48,8678	27,530	48,867	50,228
Payroll and related expense	—	27,000	—
Depreciation	—	—	—
Stock based compensation	—	—	—	2,950

Total Operating Expenses	732,754	190,105	732,454	684,691

Loss from operations	—	(189,977)	—	(687,699)

Other expenses (Income)
Debt forgiveness	—	—	—	22,000
(Gain) Loss on Change in value of derivative liability	—	850,080	—	477,585
Derivative liability expense	—	144,873	—	378,166
(Gain) Loss on Extinguishment	—	—	—	—
(Gain) loss on Note conversion	—	4,650	—	—
Other expense	——————		—	—
(Gain) Loss on stock issuance	(93,097)	(42,064)	(93,097)	(95,064)
Interest expense	—	154,439	—	348,520
	695,498	1,102,678	695,498	1,089,780

Loss before provision for income tax	—	—	—	—

Provision for income tax	—	1,292,655	—	(1,777,479)

Net Loss	$695,498	$1,292,655	$695,498	$(1,777,479)

Net Loss per share: Basic and diluted	$—	$—	$—	$—

Weighted Average Number of Shares Outstanding: Basic and diluted	—	239,203,220	—	139,897,770

See accompanying notes to these unaudited financial statements.

Fresh Promise Foods, Inc.

Consoldiated Statements of Cashflows

Nine Months Ended September 30, 2015

Unaudited

	Nine months ended
	9/30/2015	9/30/2014
OPERATING ACTIVITIES	$(695,498)	$(1,777,479)
Net loss from operations
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	288,821
(Gain) Loss on Change in value of derivative liability	(384,356)	477,585
Derivative liability expense	584,856	378,166
Debt forgiveness	—	(22,000)
Other expense - other	11,299	(97)
(Gain) Loss on note conversion	10,512	—
(Gain) Loss on Extinguishment	—	—
(Gain) Loss on stock issuance	—	—
Premium expense	—	—
Stock based compensation	4,950	—
Depreciation	1,978	—
Changes in working capital items
Accrued salaries due officers	320,993	186,828
Other current assets	—	—
Amount due current and former officer	—	—
Advances from related parties	—	—
(Increase) decrease in inventory	—	—
(Increase) in account receivable	—	—
Decrease in accounts payable	—	—
Increase (decrease) in accrued expenses	—	—
Cashflow from operating activities	(167,864)	(391,387)
INVESTING ACTIVITIES
Purchase of Property, Plant & Equipment	158,750	—
Website development	4,782	—
Cashflow from investing activities	—
FINANCING ACTIVITIES		—
Proceeds from note payable	—	—
Proceeds from short term loans	—	—
Proceeds from Capital Lease	—	—
Proceeds from stock sale	—	—
Repayment of Capital Lease	—	—
Cashflow from financing activities	—	399,435
Net change in cash	—	—
Beginning cash	—	—
Ending Cash	4,332	12,325
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$1,554,068	$1,350,789
Conversion of note to common stock	$—	$—
Issuance of promissory note for accrued expenses	$—	$—
Issuance of shares under stock payable	$0	$170,648

See accompanying notes to these unaudited financial statements.

FRESH PROMISE FOODS, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION

Fresh Promise Foods, Inc. (the “Company” or “FPR”) is a consumer products and marketing company focused on the health and wellness food and beverage sectors.

On May 28, 2014, the Company increased the number of authorized shares of common stock to 975,000,000 from 475,000,000). On September 1, 2014, the Company increased the number of authorized shares of common stock to 2,000,000,000 from 975,000,000.

In January 1, 2015 the Company completed a 1 for 150 reverse stock split. All share and per share amounts have been presented to give retroactive effective for this reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company has a calendar year-end.

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's December 31, 2014 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year end, December 31, 2014, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2015 and January 31, 2015. There were shares of convertible preferred stock and convertible loans outstanding at both periods, which are not considered dilutive because the Company incurred operating losses during each fiscal year.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Derivative Liabilities

The Company will recalculate its derivative liability in a separate filing when reviewed and approved by the Companies auditor.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the estimated useful lives of the equipment, which ranges from three to seven years. Depreciation expense was $1,978 for the nine months ended September 30, 2015. Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Furniture and fixtures	3,389	$3,389
Production equipment	—	97,342
Total	9,305	100,731
Less: Accumulated depreciation	(1,978)	(10,172)
Property and equipment, net.	7,327	$90,559

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

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The following table sets forth the liabilities at September 30, 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	9/30/2015	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$0	-0-	-0-	$969,212
Total	$0	-0-	-0-	$969,212

The following table sets forth a summary of change in fair value of our derivative liabilities for the period ended September 30, 2015:

Beginning Balance	$862,485
Change in fair value of embedded conversion features of convertible promissory notes and warrants included in earnings	—
Embedded conversion option and warrant liability recorded in connection with the issuance of convertible promissory notes	—
Change in fair value of embedded conversion features of convertible promissory notes due to conversion	—
Ending Balance	862,485

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note held by a related party into 24,445 common shares. The note had been purchased from a former officer of the Company based on the contractual conversions terms per agreement.

During the nine months ended September 30, 2015, the Company received proceeds of $0 and made repayments of $0 from and to related parties. At September 30, 2015, the Company owed related parties $835,447 in connection with convertible notes payable.

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10 % and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. In 2012, $30,000of the note was converted to 17,595 shares of common stock of the Company. In 2013 the note maturity date was extended to September 30, 2015. Due to the features in this note, the Company could not determine if sufficient shares in the Company stock would be available to fulfill all conversion obligations. Accordingly, a derivative liability was recorded for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 882%, and an assumed dividend rate of 0%: with the expected term of 92 days.	$—	$20,000

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to September 30, 2015. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 765%, and an assumed dividend rate of 0%: with the expected term of 92 days. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. In February 2014, the third party converted $5,000 of note into 16,955 shares of common stock of the Company. During the first quarter of 2015, the third party converted $1,764 of the note into 352,941 shares of common stock of the Company. During the second quarter of 2015, the third party converted $6,246 of the note into 2,621,621 shares of common stock of the Company.	—	10,015

On March 5, 2013 the Company executed a promissory note for $45,000. In 2014 the note was modified into three notes of $15,000 each. The notes bear interest at 8 % are unsecured. The notes matured March 5, 2014 but were extended to September 30, 2015. One of the notes was sold to a third party and amended. Due to the amended features the Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 765%, and an assumed dividend rate of 0%: with the expected term of 92 days. The remaining two $15,000 notes are also convertible into common stock at the market price but no derivative liability was recorded. On February 10, 2015, the note was purchased and the terms and the maturity date were changed. The new terms bore a 12% interest rate. The note can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less than $0.0001. A debt extinguishment was booked due to the changes in terms. The note matures on February 10, 2016.	—	15,000

On September 11, 2013 the Company executed a promissory note for $15,000 as payment to a service provider. The note matured September 11, 2014 but was extended to September 30, 2015. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion with the expected term of 225 days. Due to the discount feature we have recorded a liability of $8,077, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum. During the second quarter of 2015, the third party converted $4,257 of the note into 7,740,600 shares of common stock of the Company.	—	15,000

On October 29, 2013 the Company executed a promissory note for $2,500. The note bears interest at 6% and is secured by common stock of the Company. The loan matures April 29, 2014 but was extended to September 30, 2015. The note is convertible at the lower of a day’s discount of 35% off the prior closing bid price or $0.01. The note also provided for purchase of 133,334 shares by execution of a warrant agreement. The agreement expires two years from the date of the note. Under this agreement shares can be purchased for $0.02 unless the Company sells stock at a price below that level. Should this occur the conversion price is reduced to that lower price. The Company used the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 599%, and an assumed dividend rate of 0% with the expected term of 92 days	—	2,500

On January 01, 2014 the Company executed a promissory note for $20,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $10,769, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum. The note matured on January 01, 2015 but was extended to September 30, 2015. The note is considered a stock settled debt instrument. The expected term is 92 days.	—	20,000

In February 2014, a note with a face value of $22,000 was sold to a third party. In February 2014, the third party converted $11,000 of the note into 24,445 shares of common stock of the Company. During the first quarter of 2015, the third party converted $2,738 of the note into 730,000 shares of common stock of the Company. The note matured on January 01, 2015 but was extended to September 30, 2015. The note is considered a stock settled debt instrument. The expected term is 92 days.	—	11,000

On January 23, 2014 the Company executed a promissory note for $6,000. The note bears interest at 9.875 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 30% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less than $0.0001. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 321%, and an assumed dividend rate of 0% with the expected term of 92 days. The note matured on January 23, 2015 but was extended to September 30, 2015.	—	6,000

On March 17, 2014 the Company executed a promissory note for $25,000. The note bears interest at 12 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 40% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 296%, and an assumed dividend rate of 0% with the expected term of 92 days. In November 2014, the third party converted $7,135 of note into 366,598 shares of common stock of the Company. During the first quarter of 2015, the third party converted $6,612 of the note into 1,569,580 shares of common stock of the Company. During the second quarter of 2015, the third party converted $10,683 of the note into 13,427,276 shares of common stock of the Company. The note matured on March 17, 2015 but was extended to September 30, 2015.	—	17,865

On June 9, 2014 the Company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 276% and an assumed dividend of 0% with the expected term of 92 days. During the first quarter of 2015, the third party converted $12,098 of the note into 2,656,309 shares of common stock of the Company. During the second quarter of 2015, the third party converted $12,011 of the note into 21,721,132 shares of common stock of the Company. The note matured on June 9, 2015 but was extended to September 30, 2015.	—	30,000

On June 11, 2014 the Company executed a promissory note for $86,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 276% and an assumed dividend of 0% with the expected term of 92 days. During the first quarter of 2015, the third party converted $40,040 of the note into 6,860,160 shares of common stock of the Company. During the second quarter of 2015, the third party converted $43,098 of the note into 54,315,828 shares of common stock of the Company. The note matured on June 11, 2015 but was extended to September 30, 2015.	—	86,500

On June 11, 2014 the Company executed a promissory note for $86,291 for the note plus interest on the note executed March 13, 2013. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 276% and an assumed dividend of 0%. In June 2014, the third party converted $13,319 of note into 56,000 shares of common stock of the Company. In July 2014, the third party converted $4,510 of note into 40,000 shares of common stock of the Company. In August 2014, the third party converted $5,077 of note into 93,334 shares of common stock of the Company. In September 2014, the third party converted $12,311 of note into 420,000 shares of common stock of the Company. In October 2014, the third party converted $14,111 of note into 655,334 shares of common stock of the Company. In November 2014, the third party converted $13,816 of note into 753,334shares of common stock of the Company. In December 2014, the third party converted $4,670 of note into 626,667 shares of common stock of the Company. During the first quarter of 2015, the third party fully converted the remaining balance of the note into 1,170,667 shares of common stock of the Company.	—	5,542

On June 30, 2014 the Company executed a promissory note for $88,500. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at the bid price on day prior to conversion. On February 10, 2015, the note was purchased and the terms and maturity date were changed. The note matures on February 10, 2016. The new terms bore a 8% interest rate. The note can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less than $0.0001. A debt extinguishment was booked due to the changes in terms. During the first quarter of 2015, the third party converted $9,382 of the note into 1,834,300 shares of common stock of the Company. During the second quarter of 2015, the third party converted $16,601 of the note into 13,758,452 shares of common stock of the Company. The expected term is 225 days.	—	88,500

On August 8, 2014 the Company executed a promissory note for $50,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 35% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001, whichever is lower. On April 8, 2015 the note was modified by $15,000. The terms of that portion of the note has changed and bears interest at 6% are unsecured. The note has a maturity date of August 8, 2015. The expected term of the note is 39 days.	—	50,000

On April 3, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 292% and an assumed dividend of 0% with the expected term of 92 days. During the first quarter of 2015, the third party converted $17,525 of the note into 3,728,015 shares of common stock of the Company. During the second quarter of 2015, the third party converted $19,671 of the note into 29,078,917 shares of common stock of the Company. The note matured on April 3, 2015 but was extended to September 30, 2015

	—	42,500

On July 8, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability price. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 270% and an assumed dividend of 0% with the expected term of 7 days. The note matured on July 8, 2015 but was extended to September 30, 2015.iltiy with the following assumptions: Risk free interest rate of .025, volatility of 270% and an assumed dividend of 0% with the expected term of 7 days. The note matured on July 8, 2015 but was extended to September 30, 2015.	—	42,500

On September 5, 2014 the Company executed a promissory note for $52,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or the stock can be converted at $0.0135, whichever is greater. This note matures on September 5, 2015. he Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 425%, and an assumed dividend rate of 0%.	—	52,500

On October 27, 2014 the Company executed a promissory note for $52,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or the stock can be converted at $0.0135, whichever is greater. This note matures on October 27, 2015. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 373%, and an assumed dividend rate of 0% with the expected term of 77 days.	—	52,500

On December 11, 2014 the Company executed a promissory note for $40,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 35% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. On June 11, 2015, the note was purchased and the terms and maturity date were changed. The new terms bore a 6% interest rate. The note can be converted into common stock at a discount of 50% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion. A debt extinguishment was booked due to the changes in terms. The note matures on June 11, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 337%, and an assumed dividend rate of 0% with the expected term of 164 days.	—	40,000

On January 5, 2015 the Company executed a promissory note for $20,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 70% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on January 5, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 328%, and an assumed dividend rate of 0% with the expected term of 189 days.	—	—

On January 31, 2015 the Company executed a promissory note for $176,267. The note bears interest at 6% and is secured by common stock of the Company. The conversion price is the bid price on the day prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on January 31, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 317%, and an assumed dividend rate of 0% with the expected term of 185 days.	—	—

On February 10, 2015 the Company executed a promissory note for $52,500. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on February 10, 2016 The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 285%, and an assumed dividend rate of 0% with the expected term of 225 days.	—	—

On February 13, 2015 the Company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on February 13, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 269%, and an assumed dividend rate of 0% with the expected term of 228 days.	—	—

On February 13, 2015 the Company executed a promissory note for $50,000. The note bears interest at 8% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 70% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion. Or the closing price of the issuer on the date of this note of $.001. The note matures on February 13, 2016 The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 269%, and an assumed dividend rate of 0% with the expected term of 228 days.	—	—

On January 26, 2015 the Company executed a promissory note for $28,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the Market price. The note matures on January 26, 2016. The note is considered a stock settled debt instrument. The expected term is 210 days.	—	—

On March 17, 2015 the Company executed a promissory note for $28,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the Market price. The note matures on March 17, 2016. The note is considered a stock settled debt instrument. The expected term is 261 days.	—	—

On June 30, 2015, the Company executed a promissory note for $150,333. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at bid price on the day prior to conversion. The note matures on June 30, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 46%, and an assumed dividend rate of 0% with the expected term of 366 days.	—	—

On June 30, 2015, the Company executed a promissory note for $62,229. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at bid price on the day prior to conversion. The note matures on June 30, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 46%, and an assumed dividend rate of 0% with the expected term of 366 days.	—	—

On June 12, 2015, the Company executed a promissory note for $40,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days. The note matures on June 12, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 89%, and an assumed dividend rate of 0% with the expected term of 348 days.	—	—

On April 10, 2015, the Company executed a promissory note for $31,500. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at 60% of the average of the two lowest closing prices in the 25days price to conversion. The note matures April 10, 2015. The note is considered a stock settled debt instrument. The expected term is 285 days.	—	—

On April 4, 2015, the Company executed a promissory note for $25,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days. The note matures on April 4, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 185%, and an assumed dividend rate of 0% with the expected term of 279 days.	—	—

On May 13, 2015, the Company executed a promissory note for $25,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days. The note matures on May 13, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 135%, and an assumed dividend rate of 0% with the expected term of 318 days.	—	—

On June 23, 2015, the Company executed a promissory note for $25,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days Then note matures on June 23, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 68%, and an assumed dividend rate of 0% with the expected term of 359 days.	—	—

On June 16, 2015, the Company executed a promissory note for $25,000. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days. The note matures on June 16, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 86%, and an assumed dividend rate of 0% with the expected term of 352 days.	—	—

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at 55% of the Conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The note matures on May 28, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 110%, and an assumed dividend rate of 0% with the expected term of 333 days.	—	—

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at average closing price of the previous 3 days. The note matures on April 1, 2016. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 185%, and an assumed dividend rate of 0% with the expected term of 276 days.	—	—

On April 30, 2015, the Company executed a promissory note for $7,500. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the Market price. The Market price is the average closing bid price on the 3 days prior to the date of conversion. The note matures on April 30. 2016. The note is considered a stock settled debt instrument. The expected term is 305 days.	—	—

On April 8, 2015, the Company executed a promissory note for $7,408. The note bears interest at 6% and is secured by common stock of the Company. The note can be converted into common stock at 50% of the Market price. The Market price is the average closing bid price on the 3 days prior to the date of conversion. During the second quarter of 2015, the third party converted $7,592 of the note into 8,633,577 shares of common stock of the Company. The note matures on April 8, 2016. The note is considered a stock settled debt instrument. The expected term is 283 days	—	—

Premium liability	—	29,846

Unamortized debt discount on derivative liabilities	—	(248,811)

Total convertible notes outstanding, net of unamortized discounts	$—	$388,957

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized common stock of the Company consists of 8,999,999,999 shares with a par value $0.00001. The Company also has 10,000,000 shares of Preferred A stock authorized and 10,000,000 shares of Preferred A stock issued.

During the nine months ended September 30, 2015, 0 common shares were issued upon the conversion of debt having an aggregate principal amount of $ 0. From October 1, 2015 until April ___, 2018 _____ common shares were issued upon the conversion of debt having an aggregate principal amount of $______.

At September 30, 2015 there were _____shares of Common Stock outstanding and ____ shares outstanding at April ___, 2018.

Series A Preferred stock was validated on 3/30/2017 (see Subsequent Events).

Series B Preferred - Cancelled

Series C Preferred - Cancelled

Dividends

The holders of Series A Preferred Stock are entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

The Board of Directors has not designated a % of dividends to be paid and as such no dividends have been accumulated to date. The Board has not declared any dividends to be paid therefore no accrual has been recorded.

Liquidation Rights

Series A Convertible Stock

The Preferred Series A Shares will be entitled to 2/3 of the total vote on all matters voted on by the shareholders of the Corporation and shall be further entitled to such voting rights as may be expressly required by law.

Warrants

Common Stock Warrants

The Company did not issue any warrants during the quarter ending September 30, 2015.

The following table sets forth common share purchase warrants outstanding as of June 30, 2015 and December 31, 2014:

Outstanding warrants December 31, 2014	4,533,334	0.02
Outstanding warrants September 30, 2015	4,533,334	0.02

Common stock issuable upon exercise of warrants	4,533,334	0.02

Outstanding warrants at September 30, 2015 have a weighted average remaining contractual life of 3 months. All warrants have an average weighted exercise price of $0.02. The warrants had an intrinsic value of $0 at June 30, 2015 and December 31, 2014.

There are no warrants outstanding at April 6, 2018.

NOTE 8 – GOING CONCERN

The Company decided to change its business plan and is in the process of introducing its new product line. However, it has negative stockholders’ equity and working capital balances and no committed sources for debt or equity financing.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 9 – SUBSEQUENT EVENTS

From October 1, 2015 to April 6, 2018:

The Company has evaluated all transactions from September 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except as disclosed in Note 6 and the items listed below:

·	1/6/2016 – Director Resignation and Release Agreement.
·	1/12/2016 – Letter of Resignation from Kevin Quirk.
·	3/30/2017 – Order granting in PART MOTION for Default Judgment entered into in Civil Case 2:13-CV-00448-JAD-9JK in favor of Plaintiffs.
·	The Plaintiffs MOTION FOR DEFAULT Judgment was granted against Hellwig, Anthus and Stakool/Fresh Promise jointly and severely by Jennifer A. Dorcey, United States District Court Judge, District of Nevada, as follows:
·	K. Gotshalk - $210,000
·	Clinton Hall, LLC - $196,800
·	Richard Maher - $25,000
·	Plaintiffs Attorneys Fees - $67,846.89
·	4/10/2017 – Preferred Stock Series B deemed null and void. This series was issued without proper Shareholder approval and notification.
·	4/10/2017 – Preferred Stock Series C deemed null and void. This series was issued without proper Shareholder approval and notification.
·	4/10/2017 – The Series A Preferred Stock held by Clinton Hall, LLC will reflect in subsequent Financial Statements and was adjudicated in the above referenced lawsuit to be deemed in full force and effect.
·	5/4/2017 – Joe E. Poe, Jr. was elected in term CEO by a vote of a majority of the Shareholders.
·	6/27/2017 – Creative Edge Nutrition, a Nevada corporation (“CEN”) and Fresh Promise Foods, Inc., a Nevada corporation (the “Company”) executed an Asset Purchase Agreement (“Agreement”) whereby the Company purchased the assets and liabilities of CEN’s subsidiary, “Giddy Up Energy Products, Inc. (“Giddy”). The Company purchased Giddy’s assets and liabilities in exchange for 4,719,760,108 shares shares of the Company’s common stock.
·	1/24/2018 – The Company has completed the distribution of its common shares to the CEN shareholders in order to consummate the acquisition of Giddy. Pursuant to the Agreement, the Company is in the process of spinning out its existing assets and liabilities and assuming Giddy’s business plan involving nutritional supplements and energy drinks focusing on an active lifestyle.
·	4/2/2018 – Engagement negotiations for a PCOB auditing firm commenced.
·	4/5/2018 – The Issuer is being sued by David G. Wiser, LLC 3145 Lookout Circle, Suite 300. Cincinnati, OH 42208 for debt acquired from the Asset/Debt purchase of Creative Edge Nutrition for conversion of his debt when there are no available shares to issue until the Issue files all of its delinquent filings.

Convertible Debt – See Financials

Issuance of Common Stock – 8,999,999,998 issued and outstanding. Shares for Convertible Debt have been issued

Litigation - On March 30, 2017 an order was granted in PART MOTION for Default Judgment entered into in Civil Case 2:13-CV-00448-JAD-9JK in favor of Plaintiffs. The Plaintiffs MOTION FOR DEFAULT Judgment was granted against Hellwig, Anthus and Stakool/Fresh Promise jointly and severely by Jennifer A. Dorcey, United States District Court Judge, District of Nevada, as follows:

4/5/2018 – The Issuer is being sued by David G. Wiser, LLC 3145 Lookout Circle, Suite 300. Cincinnati, OH 42208 for debt acquired from the Asset/Debt purchase of Creative Edge Nutrition for conversion of his debt when there are no available shares to issue until the Issue files all of its delinquent filings.

·	K. Gotshalk - $210,000
·	Clinton Hall, LLC - $196,800
·	Richard Maher - $25,000
·	Plaintiffs Attorneys Fees - $67,846.89

No other pending legal proceedings.

The financial statements presented have been produced with a reliance on documents received from former management. Current management is engaging a new auditing team.

These financials are relied upon numbers given to current management from the former CPA, Mitchell J. Pruzansky, CPA, Pompano Beach, FloridaAccounting.

Current management is currently engaging a new auditing team and will revise any and all numbers if needed.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

Certain matters discussed in this interim report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

·	our future operating results,
·	our business prospects,
·	our contractual arrangements and relationships with third parties,
·	the dependence of our future success on the general economy and its impact on the industries in which we may be involved,
·	the adequacy of our cash resources and working capital, and
·	other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as “we,” “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended September 30, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

As of this date  04/05/2018, 8,999,999,998 shares are issue out of 9,000,0000,000 Authorized.

As of this date, 04/05/2018 F.P. Foods is being sued by note holder, David G. Wiser of Wiser Partners, LLC 3145 Lookout Circle, Suite 300. Cincinnati, OH 45208, for conversion of debt acquired from the Creative Nutrition Asset/Debt purchased completed 1/24/18 demanding issuance of shares to satisfy his debt when no shares are available to issue until Fresh Promise Foods, Inc. files all of its delinquent Financial Statements. This step is step 1 in correcting our filings delinquencies.

Operations

Liquidity

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4

CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Disclosure Controls and Procedures and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of September 30, 2015 was ineffective to the extent that having only one employee prevents any separation of duties and responsibilities.

During the quarter ended September 30, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II

Item 1. Legal Proceedings

On March 30, 2017 an order was granted in PART MOTION for Default Judgment entered into in Civil Case 2:13-CV-00448-JAD-9JK in favor of Plaintiffs. The Plaintiffs MOTION FOR DEFAULT Judgment was granted against Hellwig, Anthus and Stakool/Fresh Promise jointly and severely by Jennifer A. Dorcey, United States District Court Judge, District of Nevada, as follows:

·	K. Gotshalk - $210,000
·	Clinton Hall, LLC - $196,800
·	Richard Maher - $25,000
·	Plaintiffs Attorneys Fees - $67,846.89

As of this date, 04/05/2018 F.P. Foods is being sued by note holder, David G. Wiser of Wiser Partners, LLC 3145 Lookout Circle, Suite 300. Cincinnati, OH 45208, for conversion of debt acquired from the Creative Nutrition Asset/Debt purchased completed 1/24/18 demanding issuance of shares to satisfy his debt when no shares are available to issue until Fresh Promise Foods, Inc. files all of its delinquent Financial Statements. This step is step 1 in correcting our filings delinquencies.

No other pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, a note dated 1/21/2014, with a face value of $13,500, was partially converted into 2,974,562 shares, representing $8,011 of principal. This was exempt from registration under rule 144.

During the nine months ended September 30, 2015, a note dated 1/15/2014, with a face value of $22,000, was partially converted into 730,000 shares, representing $2,738 of principal. This was exempt from registration under rule 144.

During the nine months ended September 30, 2015, a note dated 3/17/2014, with a face value of $25,000, was partially converted into 14,996,856 shares, representing $17,296 of principal. This was exempt from registration under rule 144.

During the nine months ended September 30, 2015, a note dated 4/3/2014, with a face value of $42,500, was partially converted into 32,806,932 shares, representing $37,197 of principal. This was exempt from registration under rule 144.

During the nine months ended September 30, 2015, a note dated 4/8/2015, with a face value of $15,000, was partially converted into 8,633,577 shares, representing $7,592 of principal. This was exempt from registration under rule 144.

During the nine months ended September 30, 2015, a note dated 6/5/2014, with a face value of $86,500, was partially converted into 61,175,988 shares, representing $83,138 of principal. This was exempt from registration under rule 144.

During the nine months ended September 30, 2015, a note dated 6/9/2015, with a face value of $30,000, was partially converted into 24,377,441 shares, representing $24,109 of principal. This was exempt from registration under rule 144.

During the nine months ended September 30, 2015, a note-dated 6/11/201, with a face value of $86,292, fully converted the remaining principal of

$8,616 into 1,170,667 shares. This was exempt from registration under rule 144.

During the nine months ended September 30, 2015, a note dated 2/10/2015, with a face value of $88,500, was partially converted into 15,228,159 shares, representing $23,978 principal. This was exempt from registration under rule 144.

During the nine months ended September 30, 2015, a note dated 2/10/2015, with a face value of $15,000, was partially converted into 8,105,193 shares, representing $6,263 of principal. This was exempt from registration under rule 144.

REMAINDER TO COME

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

The Company will recalculate its derivative liability in a separate filing when reviewed and approved by the Companies auditor.

Item 6. Exhibits

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

* Filed Herewith.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 6, 2018	FRESH PROMISE FOODS, INC.
(Registrant)

/s/ Joe E. Poe, Jr.
Joe E. Poe, Jr.
Chief Executive Officer

