Form 10-Q
period 2016-03-31
FRESH PROMISE FOODS, INC.
filed 2018-04-30
CIK 1058330

 UNITED STATES

SECURITIES AND EXCHANGE   COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934

For the quarterly period ended: March 31, 2016

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934

For the transition period from December 31, 2015 to March 31, 2016

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

PART I. FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

Fresh Promise Foods, Inc.

Consolidated Balance Sheet

	March 31, 2016	December 31, 2015
	Unaudited
Assets
Current Assets
Cash	$0	$0
Accounts Receivable		—
Inventory	0	0
Other Current Assets	0	0
Total Current Assets	0

Property, Plant & Equipment net	0	0
Website Development & Software Purchased	0	0
Total Assets	$0	$0

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account payable	$312,533	$247,354
Accrued expenses	0	4,332
Convertible notes payable	485,484	652,768
Accrued salaries due officers	0	0
Amounts due former officers under consulting agreements	—	—
Convertible note derivative liability	942,484	584,856
Loan due related parties	0	23,600
Capital lease liability-short term	0	0
Total Current Liabilities	1,740,501	1,181,135

Long Term Liabilities
Capital Lease Liability net of current portion	0	0
Total Liabilities	1,740,501	1,181,135

“C” Preferred- Not Valid-	0	3
Common stock - par value $0.001 2,000,000,000 shares authorized, 26,057,504 shares outstanding, respectively	26,058	71
Additional paid In Capital	6,475,216	7,135,240
Accumulated deficit	(9,178,119)	(8,756,066)
Total Stockholders’ Deficit	(2,676,845)	(1,620,755)
Total Liabilities and Stockholders’ Deficit	$(936,344)	$118,454

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods

Consolidated Statements of Operations

Three Months Ended

Unaudited

	March 31, 2016	March 31, 2015
Revenues	$0	$7,180
Cost of Goods Sold	0	10,383
Gross Margin	0	(3,203)

Operating Expenses
Rent	0	11,250
Professional fees	0	72,450
General and administrative expense	0	66,444
Payroll and related expense	0	74,100
Depreciation	0	3,109
Stock based compensation	—	0
Total Operating Expenses	0	227,353

Loss from operations	0	(230,556)

Other expenses
Debt forgiveness (Income)	—
(Gain) on Change in value of derivative liability	(517,901)	(424,583)
Derivative liability expense	(942,484)	130,776
(Gain) Loss on Debt Modification	160,745	160,745
(Gain) loss on note conversion	3,074	3,074
(Gain) Loss on stock issuance	—
Interest expense	320,985	320,985
	190,997	190,997

Loss before provision for income tax	(421,553)	(421,553)

Provision for income tax	—	—

Net Loss	$(421,553)	$(421,553)

Net Loss per share: Basic and diluted	$(0.03)	$(0.03)

Weighted Average Number of Shares Outstanding: Basic and diluted	12,113,871	12,113,871

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statements of Cash Flows

Three Months Ended

Unaudited

	March 31, 2015	March 31, 2016
OPERATING ACTIVITIES
Net loss from operations	$(421,553)	$(421,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	192,539	192,539
(Gain) on Change in value of derivative liability	(517,901)	(424,583)
Derivative liability expense	(942,484)	146,955
Debt forgiveness	—	—
Loss on note conversion	72,433	72,433
Loss on Debt Modification	160,745	160,745
Loss on stock issuance	—	—
Notes issued for professional services	—	—
Premium expense	—	—
Stock based compensation	—	—
Depreciation	3,108	3,108
Accrued interest on notes converted	—	—
Changes in working capital items
Accrued salaries	0	80,850
Prepaid expenses and other current assets	0	(5,750
Decrease in other liabilities	—	—
Amount due current and former officer	—	—
Advances from related parties	—	—
(Increase) decrease in inventory	47,184	(47,184)
(Increase) in account receivable	212	(212)
Decrease in accounts payable	6,783	(6,783)
Decrease in accrued interest	0	14,618
Cash flow from operating activities	(234,817)	(234,817)
INVESTING ACTIVITIES
PP&E	—	—
Website development	—	—
	—	—
FINANCING ACTIVITIES
Proceeds from convertible notes payable	0	204,911
Proceeds from short term loan	0	34,691
Repayment of Capital Lease	(2,197
Cash flow from financing	$0	$237,405
Net change in cash	(2,588)	2,588
Beginning cash	2,588	1,663
Ending Cash	0	4,251
Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$	$
Conversion of note to common stock	$175,423	$175,423
Issuance of promissory note for accrued expenses	$
Issuance of shares under stock payable	$

See accompanying notes to unaudited consolidated financial statements.

        NOTE 1 -                          NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company has a calendar year-end.   Interim Financial Statements The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's December 31, 2014 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year end, December 31, 2014, have been omitted. Cash and Cash Equivalents The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.   Basic and Diluted Loss per Common Share   Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2015 and January 31, 2015. There were shares of convertible preferred stock and convertible loans outstanding at both periods, which are not considered dilutive because the Company incurred operating losses during each fiscal year.           Recently Issued Accounting Standards   The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.   Derivative Liabilities   The Company will recalculate its derivative liability in a separate filing when reviewed and approved by the Companies auditor

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

SHARE-BASED EXPENSE

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

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense was $0 and $0 for the quarter ended March 31, 2016 and year ended December 31, 2015, respectively. Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$0	$3,389
Production equipment	0	96,692
Total property and equipment	0	100,081
Less: Accumulated depreciation		(12,630)
Property and equipment, net.	$0	$87,451

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at March 31, 2016 and December 31, 2015:

All common share data in this table have been adjusted for the reverse stock split.

	Balance Due at
	March 31, 2016	December 31, 2015
On January 16, 2012 the Company executed a promissory note for $50,000. The note bears interest at 10 % and is secured by common stock of the Company. The note is convertible into common stock of the Company at $0.05 per share. In 2012, $30,000 of the note was converted to 17,595 shares of common stock of the Company. In 2013 the note maturity date was extended to September 30, 2014. Due to the features in this note, the Company could not determine if sufficient shares in the Company stock would be available to fulfill all conversion obligations .Accordingly a derivative liability was recorded for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 882%, and an assumed dividend rate of 0%.	20,000	20,000

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

Series A Preferred stock was validated on 3/30/2017 (see Subsequent Events) .

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

From October 1, 2015 to April 6, 2018:

The Company has evaluated all transactions from September 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except as disclosed in Note 6 and the items listed below:

·	1/6/2016 – Director Resignation and Release Agreement.

·	1/12/2016 – Letter of Resignation from Kevin Quirk.

·	3/30/2017 – Order granting in PART MOTION for Default Judgment entered into in Civil Case 2:13-CV-00448-JAD-9JK in favor of Plaintiffs.

·	The Plaintiffs MOTION FOR DEFAULT Judgment was granted against Hellwig, Anthus and Stakool/Fresh Promise jointly and severely by Jennifer A. Dorcey, United States District Court Judge, District of Nevada, as follows:

·	K. Gotshalk - $210,000

·	Clinton Hall, LLC - $196,800

·	Richard Maher - $25,000

·	Plaintiff’s Attorneys Fees - $67,846.89

·	4/10/2017 – Preferred Stock Series B deemed null and void. This series was issued without proper Shareholder approval and notification.

·	4/10/2017 – Preferred Stock Series C deemed null and void. This series was issued without proper Shareholder approval and notification.

·	4/10/2017 – The Series A Preferred Stock held by Clinton Hall, LLC will reflect in subsequent Financial Statements and was adjudicated in the above referenced lawsuit to be deemed in full force and effect.

·	5/4/2017 – Joe E. Poe, Jr. was elected in term CEO by a vote of a majority of the Shareholders.

·	6/27/2017 – Creative Edge Nutrition, a Nevada corporation (“CEN”) and Fresh Promise Foods, Inc., a Nevada corporation (the “Company”) executed an Asset Purchase Agreement (“Agreement”) whereby the Company purchased the assets and liabilities of CEN’s subsidiary, “Giddy Up Energy Products, Inc. (“Giddy”). The Company purchased Giddy’s assets and liabilities in exchange for 4,719,760,108 shares of the Company’s common stock.

·	1/24/2018 – The Company has completed the distribution of its common shares to the CEN shareholders in order to consummate the acquisition of Giddy. Pursuant to the Agreement, the Company is in the process of spinning out its existing assets and liabilities and assuming Giddy’s business plan involving nutritional supplements and energy drinks focusing on an active lifestyle.

·	4/2/2018 – Engagement negotiations for a PCOB auditing firm commenced.
·

4/5/2018 – The Issuer is being sued by David G. Wiser, LLC 3145 Lookout Circle, Suite 300. Cincinnati, OH 42208 for debt acquired from the Asset/Debt purchase of Creative Edge Nutrition for conversion of his debt when there are no available shares to issue until the Issue files all of its delinquent filings.

4/27/2018 – The Issuer has settled the above mentioned lawsuit with David G. Wiser.

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

·	K. Gotshalk - $210,000

·	Clinton Hall, LLC - $196,800

·	Richard Maher - $25,000

·	Plaintiff’s Attorneys Fees - $67,846.89

No other pending legal proceedings.

The financial statements presented have been produced with a reliance on documents received from former management. Current management is engaging a new auditing team.

These financials are relied upon numbers given to current management from the former CPA, Mitchell J. Pruzansky, CPA, Pompano Beach, and Florida Accounting.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2016. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

As of this date 04/05/2018, 8,999,999,999 shares are issue out of 9, 000, 000,000 Authorized.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of, March 31, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of March 31, 2016 was ineffective to the extent that having only one employee prevents any separation of duties and responsibilities.

During the quarter ended March 31, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

On March 30, 2017 an order was granted in PART MOTION for Default Judgment entered into in Civil Case 2:13-CV-00448-JAD-9JK in favor of Plaintiffs. The Plaintiffs MOTION FOR DEFAULT Judgment was granted against Hellwig, Anthus and Stakool/Fresh Promise jointly and severely by Jennifer A. Dorcey, United States District Court Judge, District of Nevada, as follows:

·	K. Gotshalk - $210,000

·	Clinton Hall, LLC - $196,800

·	Richard Maher - $25,000

·	Plaintiffs Attorney’s Fees - $67,846.89

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

Dated: April 27, 2018	FRESH PROMISE FOODS, INC.
(Registrant)

/s/ Joe E. Poe, Jr.
Joe E. Poe, Jr.
Chief Executive Officer