Form 10-Q
period 2016-06-30
FRESH PROMISE FOODS, INC.
filed 2018-04-30
CIK 1058330

 UNITED STATES

SECURITIES AND EXCHANGE   COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934

For the quarterly period ended: June 30, 2016

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934

For the transition period from March 31, 2016 to June 30, 2016

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

As of April 27, 2018, there were 8,999,999,999 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

Fresh Promise Foods, Inc.

Consolidated Balance Sheet June 30, 2016

	June 30, 2016	December 31, 2015
	Unaudited
Assets
Current Assets
Cash	$0	$0
Accounts Receivable		—
Inventory	0	0
Other Current Assets	0	0
Total Current Assets	0

Property, Plant & Equipment net	0	0
Website Development & Software Purchased	0	0
Total Assets	$0	$0

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account payable	$337,533	$247,354
Accrued expenses	0	4,332
Convertible notes payable	485,484	652,768
Accrued salaries due officers	0	0
Amounts due former officers under consulting agreements	—	—
Convertible note derivative liability	942,484	584,856
Loan due related parties	0	23,600
Capital lease liability-short term	0	0
Total Current Liabilities	1,765,501	1,181,135

Long Term Liabilities
Capital Lease Liability net of current portion	0	0
Total Liabilities	1,765,501	1,181,135

“C” Preferred- CANCELLED	0	3
Common stock - par value $0.001 2,000,000,000 shares authorized, 839,920,304 shares outstanding, respectively	839,920	71
Additional paid In Capital	6,475,216	7,135,240
Accumulated deficit	(9,178,119)	(8,756,066)
Total Stockholders’ Deficit	(1,862,983)	(1,620,755)
Total Liabilities and Stockholders’ Deficit	$(97,482)	$118,454

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods

Consolidated Statements of Operations

Three Months Ended June 30, 2016

Unaudited

	June 30, 2016	June 30, 2015
Revenues	$0	$19,093
Cost of Goods Sold	0	10,836
Gross Margin	0	8,257

Operating Expenses
Rent	0	11,208
Professional fees	0	87,843
General and administrative expense	0	89,592
Payroll and related expense	0	74,100
Depreciation	0	3,954
Stock based compensation	—	0
Total Operating Expenses	0	266,697

Loss from operations	0	(258,439)

Other expenses
Debt forgiveness (Income)	—
(Gain) on Change in value of derivative liability	(517,901)	(424,583)
Derivative liability expense	(942,484)	130,776
(Gain) Loss on Debt Modification	160,745	160,745
(Gain) loss on note conversion	3,074	3,074
(Gain) Loss on stock issuance	—
Interest expense	320,985	320,985
	190,997	190,997

Loss before provision for income tax	(421,553)	(421,553)

Provision for income tax	—	—

Net Loss	$(421,553)	$(421,553)

Net Loss per share: Basic and diluted	$(0.03)	$(0.03)

Weighted Average Number of Shares Outstanding: Basic and diluted	12,113,871	12,113,871

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statements of Cash Flows

Three Months Ended June 30, 2016

Unaudited

	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net loss from operations	$(421,553)	$(421,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	192,539	192,539
(Gain) on Change in value of derivative liability	(517,901)	(424,583)
Derivative liability expense	(942,484)	146,955
Debt forgiveness	—
Loss on note conversion	72,433	72,433
Loss on Debt Modification	160,745	160,745
Loss on stock issuance	—	—
Notes issued for professional services	—	—
Premium expense	—	—
Stock based compensation	—	—
Depreciation	3,108	3,108
Accrued interest on notes converted	—	—
Changes in working capital items
Accrued salaries	0	80,850
Prepaid expenses and other current assets	0	(5,750)
Decrease in other liabilities	—	—
Amount due current and former officer	—	—
Advances from related parties	—	—
(Increase) decrease in inventory	47,184	(47,184)
(Increase) in account receivable	212	(212
Decrease in accounts payable	6,783	(6,783)
Decrease in accrued interest	0	14,618
Cash flow from operating activities	(234,817)	(234,817)
INVESTING ACTIVITIES
PP&E	—	—
Website development	—	—
	—	—
FINANCING ACTIVITIES
Proceeds from convertible notes payable	0	204,911
Proceeds from short term loan	0	34,691
Repayment of Capital Lease	(2,197)
Cash flow from financing	$0	$237,405
Net change in cash	(2,588)	2,588
Beginning cash	2,588	1,663
Ending Cash	0	4,251
Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$	$
Conversion of note to common stock	$175,423	$175,423
Issuance of promissory note for accrued expenses	$
Issuance of shares under stock payable	$

See accompanying notes to unaudited consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense was $0 and $0 for the quarter ended June 30, 2016 and year ended December 31, 2015, respectively. Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Furniture and fixtures	$0	$3,389
Production equipment	0	96,692
Total property and equipment	0	100,081
Less: Accumulated depreciation		(12,630)
Property and equipment, net.	$0	$87,451

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The following table sets forth the liabilities at March 31, 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	6/30/2016	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$862,485	-0-	-0-	$862,485
Total	$862,485	-0-	-0-	$862,485

The following table sets forth a summary of change in fair value of our derivative liabilities for the period ended March 31, 2015:

Beginning balance	$584,856
Change in fair value of embedded conversion features of convertible promissory notes and warrants included in earnings	$(348,995)
Embedded conversion option & warrant liability recorded in connection with the issuance of convertible promissory notes	$626,624
Change in fair value of embedded conversion features of convertible promissory notes due to conversion	$-
Ending balance	$862,485

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2015, the Company owed related parties $835,447 in connection with convertible notes payable. This is null and void, it was for Preferred “C” shares that were issued and not considered valid.

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at June 30, 2016 and December 31, 2015:

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

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 9, 2014 the Company executed a promissory note for $30,000. The note bears interest at 8% and is secured by common stock of the company. The note can be converted into common stock at a discount of 42% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 276% and an assumed dividend of 0%. During the first quarter of 2015, the third party converted $12,098 of the note into 2,656,309 shares of common stock of the company.	7,902	30,000

On June 11, 2014 the Company executed a promissory note for $86,500. The note bears interest at 12% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, or $0.0135 whichever is greater. The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 276% and an assumed dividend of 0%. During the first quarter of 2015, the third party converted $40,040 of the note into 6,860,160 shares of common stock of the Company.	46,460	86,500

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 30, 2014 the company executed a promissory note for $88,500. The note bears interest at 6% and is secured by common stock of the company. The note can be converted into common stock at the bid price on day prior to conversion. On February 10, 2015, the note was purchased and the terms were changed. The new terms bared a 8% interest rate. The note can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average 3 day lowest closing sales price during a 10 day period prior to conversion, but no less than $0.0001. A loss of $190,490 was recorded due to the change in terms, in accordance with debt modification guidance. During the first quarter of 2015, the third party converted $9,382 of the note into 1,834,300 shares of common stock of the company.	41,444	88,500

On April 3, 2014 the Company executed a promissory note for $42,500. The note bears interest at 22% and is secured by common stock of the Company. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a lower price than the conversion price. Should this occur the conversion prices is reduced to the lower price? The Company has recorded the derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk free interest rate of .025, volatility of 292% and an assumed dividend of 0%. During the first quarter of 2015, the third party converted $17,525 of the note into 3,728,015 shares of common stock of the company.	8,410	42,500

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

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

 NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized common stock of the Company consists of 8,999,999,999 shares with a par value $0.001. The Company also has 10,000,000 shares of Preferred A stock authorized and 10,000,000 shares of Preferred A stock issued.

During the nine months ended June 30, 2016, 0 common shares were issued upon the conversion of debt having an aggregate principal amount of $ 0. From October 1, 2015 until April ___, 2018 _____ common shares were issued upon the conversion of debt having an aggregate principal amount of $______.

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

Warrants

Common Stock Warrants

The Company did not issue any warrants during the quarter ending June 30, 2016.

The following table sets forth common share purchase warrants outstanding as of June 30, 2016 and December 31, 2015:

Outstanding warrants December 31, 2014	4,533,334	0.02
Outstanding warrants September 30, 2015	4,533,334	0.02

Common stock issuable upon exercise of warrants	4,533,334	0.02

Outstanding warrants at June 30, 2016 have a weighted average remaining contractual life of 3 months. All warrants have an average weighted exercise price of $0.02. The warrants had an intrinsic value of $0 at June 30, 2016 and December 31, 2015.

There are no warrants outstanding at April 27, 2018.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

From October 1, 2015 to April 27, 2018:

The Company has evaluated all transactions from June 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except as disclosed in Note 6 and the items listed below:

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

As of this date 04/05/2018, 8,999,999,998 shares are issue out of 9, 000, 000,000 Authorized.

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