Form 10-Q
period 2016-09-30
FRESH PROMISE FOODS, INC.
filed 2018-04-30
CIK 1058330

 UNITED STATES

SECURITIES AND EXCHANGE   COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934

For the quarterly period ended: September 30, 2016

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934

For the transition period from June 30, 2016 to September 30, 2016

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

PART I. FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS

Fresh Promise Foods, Inc.

Consolidated Balance Sheet September 30, 2016

	September 30, 2016	December 31, 2015
	Unaudited
Assets
Current Assets
Cash	$0	$0
Accounts Receivable		—
Inventory	0	0
Other Current Assets	0	0
Total Current Assets	0

Property, Plant & Equipment net	0	0
Website Development & Software Purchased	0	0
Total Assets	$0	$0

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Account payable	$362,533	$247,354
Accrued expenses	0	4,332
Convertible notes payable	485,484	652,768
Accrued salaries due officers	0	0
Amounts due former officers under consulting agreements	—	—
Convertible note derivative liability	942,484	584,856
Loan due related parties	0	23,600
Capital lease liability-short term	0	0
Total Current Liabilities	1,790,501	1,181,135

Long Term Liabilities
Capital Lease Liability net of current portion	0	0
Total Liabilities	1,790,501	1,181,135

“C” Preferred- CANCELLED	0	3
Common stock - par value $0.001 2,000,000,000 shares authorized, 839,920,304 shares outstanding, respectively	839,920	71
Additional paid In Capital	6,475,216	7,135,240
Accumulated deficit	(9,178,119)	(8,756,066)
Total Stockholders’ Deficit	(1,862,983)	(1,620,755)
Total Liabilities and Stockholders’ Deficit	$(97,482)	$118,454

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods

Consolidated Statements of Operations

Three Months Ended September 30, 2016

Unaudited

	September 30, 2016	September 30, 2015
Revenues	$0	$19,093
Cost of Goods Sold	0	10,836
Gross Margin	0	8,257

Operating Expenses
Rent	0	11,208
Professional fees	0	7,274
General and administrative expense	0	48,867
Payroll and related expense	0	0
Depreciation	0	3,954
Stock based compensation	—	0
Total Operating Expenses	0	71,303

Loss from operations	0	(258,439)

Other expenses
Debt forgiveness (Income)	—
(Gain) on Change in value of derivative liability	(79,000)	(424,583)
Derivative liability expense	(1,021,484)	130,776
(Gain) Loss on Debt Modification	160,745	160,745
(Gain) loss on note conversion	3,074	3,074
(Gain) Loss on stock issuance	—
Interest expense	323,985	320,985
	(612,680)	190,997

Loss before provision for income tax	(421,553)	(421,553)

Provision for income tax	—	—

Net Loss	$(421,553)	$(421,553)

Net Loss per share: Basic and diluted	$(0.03)	$(0.03)

Weighted Average Number of Shares Outstanding: Basic and diluted	12,113,871	12,113,871

See accompanying notes to unaudited consolidated financial statements.

Fresh Promise Foods, Inc.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2016

Unaudited

	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net loss from operations	$(421,553)	$(421,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	192,539	192,539
(Gain) on Change in value of derivative liability	(79,000)	(424,583)
Derivative liability expense	(1,021,484)	146,955
Debt forgiveness	—
Loss on note conversion	72,433	72,433
Loss on Debt Modification	160,745	160,745
Loss on stock issuance	—	—
Notes issued for professional services	—	—
Premium expense	—	—
Stock based compensation	—	—
Depreciation	3,108	3,108
Accrued interest on notes converted	—	—
Changes in working capital items
Accrued salaries	0	80,850
Prepaid expenses and other current assets	0	(5,750)
Decrease in other liabilities	—	—
Amount due current and former officer	—	—
Advances from related parties	—	—
(Increase) decrease in inventory	47,184	(47,184)
(Increase) in account receivable	212	(212
Decrease in accounts payable	6,783	(6,783)
Decrease in accrued interest	0	14,618
Cash flow from operating activities	(1,039,033)	(234,817)
INVESTING ACTIVITIES
PP&E	—	—
Website development	—	—
	—	—
FINANCING ACTIVITIES
Proceeds from convertible notes payable	0	204,911
Proceeds from short term loan	0	34,691
Repayment of Capital Lease	(2,197)
Cash flow from financing	$0	$237,405
Net change in cash	(2,588)	2,588
Beginning cash	2,588	1,663
Ending Cash	0	4,251
Non-Cash Investing and Financing Activities:
Record derivative liability on notes	$(1,021,484)	$
Conversion of note to common stock	$175,423	$175,423
Issuance of promissory note for accrued expenses	$
Issuance of shares under stock payable	$

See accompanying notes to unaudited consolidated financial statements.

NOTE 1 - NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company has a calendar year-end. Interim Financial Statements The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's December 31, 2014 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year end, December 31, 2014, have been omitted. Cash and Cash Equivalents The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Basic and Diluted Loss per Common Share Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2016 and January 31, 2015. There were shares of convertible preferred stock and convertible loans outstanding at both periods, which are not considered dilutive because the Company incurred operating losses during each fiscal year. Recently Issued Accounting Standards The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Derivative Liabilities The Company will recalculate its derivative liability in a separate filing when reviewed and approved by the Companies auditor

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

SHARE-BASED EXPENSE

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

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company depreciates the equipment using the straight-line method over the useful lives of the equipment. The useful lives are estimated to be between 3 and 7 years. Depreciation expense was $0 and $0 for the quarter ended September 30, 2016 and year ended December 31, 2015, respectively. Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Furniture and fixtures	$0	$3,389
Production equipment	0	96,692
Total property and equipment	0	100,081
Less: Accumulated depreciation		(12,630)
Property and equipment, net.	$0	$87,451

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The following table sets forth the liabilities at March 31, 2015, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	9/30/2016	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$862,485	-0-	-0-	$862,485
Total	$862,485	-0-	-0-	$862,485

The following table sets forth a summary of change in fair value of our derivative liabilities for the period ended March 31, 2015:

Beginning balance	$584,856
Change in fair value of embedded conversion features of convertible promissory notes and warrants included in earnings	$(348,995)
Embedded conversion option & warrant liability recorded in connection with the issuance of convertible promissory notes	$626,624
Change in fair value of embedded conversion features of convertible promissory notes due to conversion	$-
Ending balance	$862,485

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2016, the Company owed related parties $0 in connection with convertible notes payable.

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at September 30, 2016 and December 31, 2015:

All common share data in this table have been adjusted for the reverse stock split.

Balance Due at
September 30, 2016	December 31, 2015

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

During the nine months ended September 30, 2016, 0 common shares were issued upon the conversion of debt having an aggregate principal amount of $ 0. From October 1, 2015 until April ___, 2018 _____ common shares were issued upon the conversion of debt having an aggregate principal amount of $______.

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

Warrants

Common Stock Warrants

The Company did not issue any warrants during the quarter ending September 30, 2016.

The following table sets forth common share purchase warrants outstanding as of September 30, 2016 and December 31, 2015:

Outstanding warrants December 31, 2014	4,533,334	0.02
Outstanding warrants September 30, 2015	4,533,334	0.02

Common stock issuable upon exercise of warrants	4,533,334	0.02

Outstanding warrants at September 30, 2016 have a weighted average remaining contractual life of 3 months. All warrants have an average weighted exercise price of $0.02. The warrants had an intrinsic value of $0 at September 30, 2016 and December 31, 2015.

There are no warrants outstanding at April 27, 2018.

FRESH PROMISE FOODS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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
·

4/5/2018 – The Issuer is being sued by David G. Wiser, LLC 3145 Lookout Circle, Suite 300. Cincinnati, OH 42208 for debt acquired from the Asset/Debt purchase of Creative Edge Nutrition for conversion of his debt when there are no available shares to issue until the Issue files all of its delinquent filings

4/27/2018 - The Issuer has settled the above mentioned law suit with David G. Wiser,

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

As of, September 30, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of March 31, 2016 was ineffective to the extent that having only one employee prevents any separation of duties and responsibilities.

During the quarter ended September 30, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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