Form 10-Q/A
period 2016-03-31
FRESH PROMISE FOODS, INC.
filed 2018-05-01
CIK 1058330

 UNITED STATES

SECURITIES AND EXCHANGE   COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016, as filed with the Securities and Exchange Commission on April 30, 2017, is to furnish the interactive data files as Exhibit 101 to the Form 10-Q. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) our consolidated balance sheets, (ii) our consolidated statements of income, (iii) our consolidated statements of cash flows, (v) the notes to our consolidated financial statements and (vi) the schedule to our consolidated financial statements.

 Further, there is a correction on Note 9 Subsequent events – Correction of misstatement in the 10-Q files submitted for 2016. Under subsequent events in the 2016 10-Q just filed contain an error which should instead read: “The Issuer anticipates the settlement of the above mentioned lawsuit with David G. Wiser”, instead of “The Issuer has settled the lawsuit with David G. Wiser.”

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

4/27/2018 – The Issuer anticipates the settlement of the above mentioned lawsuit with David G. Wiser

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

Dated: May 1, 2018	FRESH PROMISE FOODS, INC.
(Registrant)

/s/ Joe E. Poe, Jr.
Joe E. Poe, Jr.
Chief Executive Officer