Form 10-Q/A
period 2016-06-30
FRESH PROMISE FOODS, INC.
filed 2018-05-01
CIK 1058330

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016, as filed with the Securities and Exchange Commission on April 30, 2017, is to furnish the interactive data files as Exhibit 101 to the Form 10-Q. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) our consolidated balance sheets, (ii) our consolidated statements of income, (iii) our consolidated statements of cash flows, (v) the notes to our consolidated financial statements and (vi) the schedule to our consolidated financial statements.

No other changes have been made to the Form 10-Q.

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