Form 10-Q/A
period 2016-09-30
FRESH PROMISE FOODS, INC.
filed 2018-05-01
CIK 1058330

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, as filed with the Securities and Exchange Commission on April 30, 2017, is to furnish the interactive data files as Exhibit 101 to the Form 10-Q. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) our consolidated balance sheets, (ii) our consolidated statements of income, (iii) our consolidated statements of cash flows, (v) the notes to our consolidated financial statements and (vi) the schedule to our consolidated financial statements.

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

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at September 30, 2016 and December 31, 2015:

All common share data in this table have been adjusted for the reverse stock split.

	Balance Due at
	September 30, 2016	December 31, 2015

On January 01, 2014 the Company executed a promissory note for $20,000 as payment to a service provider. The note is convertible into common stock of the Company at a discount of 35% off the average one day bid price the day prior to conversion. Due to the discount feature we have recorded a liability of $10,769, or put premium, as part of the carrying value of this note. The note is convertible at any time prior to maturity and bears interest at 6% per annum.	20,000	20,000

On March 17, 2014 the Company executed a promissory note for $25,000. The note bears interest at 12 % and is secured by common stock of the Company. The note can be converted into common stock at a discount of 40% off the conversion price. The conversion price is the average of the lowest 3 day trading price during a 10 day period prior to conversion, unless the Company sells or issues stock at a price lower than the conversion price. Should this occur the conversion price is reduced to that lower price. The Company has recorded a derivative liability for this note using the Black Scholes Method to value the derivative liability with the following assumptions: Risk Free Interest rate of .025, volatility of 296%, and an assumed dividend rate of 0%. In November 2014, the third party converted $7,135 of note into 366,598 shares of common stock of the Company. During the first quarter of 2015, the third party converted $6,612 of the note into 1,569,580 shares of common stock of the company.	11,235	17,865

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
·

4/5/2018 – The Issuer is being sued by David G. Wiser, LLC 3145 Lookout Circle, Suite 300. Cincinnati, OH 42208 for debt acquired from the Asset/Debt purchase of Creative Edge Nutrition for conversion of his debt when there are no available shares to issue until the Issue files all of its delinquent filings

4/27/2018 - The Issuer anticipates the settlement of the above mentioned lawsuit with David G. Wiser

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