Form 10-K
period 2016-12-31
FRESH PROMISE FOODS, INC.
filed 2018-12-27
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

3416 Shadybrook Drive

Midwest City, Oklahoma 73110

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016, was $82,992. As of December 26, 2018, the registrant had 8,809,999,998 shares of its common stock, par value $0.00001; 10,000,000 shares of its Preferred A Series stock, par value $0.00001; zero shares of its Preferred B Series stock, par value $0.00001; and zero shares of its Preferred C Series stock, par value $0.00001 outstanding.

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

On September 26, 2013, the name of the Company was changed to Fresh Promise Foods, Inc. and the Company also reduced the number of authorized shares of common stock from four billion (4,000,000,000) to four hundred seventy-five million (475,000,000).

On May 13, 2014, the Company increased the number of authorized shares of common stock from four hundred seventy-five million (475,000,000) to nine hundred seventy-five million (975,000,000).

On June 2, 2014, Joseph C. Canouse resigned as Chairman of the board of directors and as Chief Financial Officer of the Company, and the Board approved by unanimous written consent the appointment of Scott Martin as a member of the Board and Secretary of the Company. Mr. Kevin P. Quirk was appointed Chairman of the Board.

On October 16, 2014, the Company increased the number of authorized shares of common stock from nine hundred seventy-five million (975,000,000) to two billion (2,000,000,000).

On January 6, 2016, the Company entered into a Director Resignation and Release Agreement with Kevin P. Quirk (the “Release Agreement”). In accordance with the Release Agreement, Mr. Quirk resigned from his positions as Chief Executive Officer and Director and, in consideration for such resignations and Mr. Quirk’s release of the Company from liability, the Company released Mr. Quirk from liability.

Effective January 20, 2015, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace a 1-for-150 reverse stock split for the common stock of Fresh Promise. On December 30, 2014, the Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation with respect to such 1-for-150 reverse stock split. All share and per share have been presented to give retroactive effective for this reverse stock split.

On July 12, 2016, the Company increased the number of authorized shares of common stock from two billion (2,000,000,000) to five billion (5,000,000,000).

On August 23, 2017, the Company increased the number of authorized shares of common stock from five billion (5,000,000,000) to nine billion (9,000,000,000).

Discontinued Operations

In light of our legal proceedings involving certain former management of the Company, we decided to discontinue our business operations of our wholly-owned subsidiary Harvest Soul. This business was classified as discontinued operations beginning with our December 31, 2015 consolidated financial statements included in this Form 10-K. In August 2018, we executed a definitive agreement to sell and transfer our equity interest in Harvest Soul.

Our results of operations related to Harvest Soul have been reclassified as discontinued operations on a retrospective basis for all years presented. Unless otherwise indicated, the following discussions in this section (Item 1. Business) pertain only to our continuing operations. For additional information see Note 3 — Discontinued Operations to our consolidated financial statements included in this Form 10-K.

Current Products, Potential Product Categories and Extension

Fresh Promise Foods, and its wholly-owned subsidiaries, is a consumer products company focused on the health and wellness food and beverage sectors. The Company is also a brand acquisition and holding company. It delivers products that provide a better quality of life by offering health and wellness solutions that make sense and fit into the everyday lives of all consumers. Focused on three key strategic areas, Food Technology, Consumer Products and Value Added, Fresh Promise Foods sets itself apart from the competition by marrying innovative technology and product development with perceptive marketing and sales service strategy. Fresh Promise Foods own and operates subsidiaries in green and energy drink markets. www.drinkgiddyup.com.

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

Marketing Strategy

The strategy is to have our brand name strongly associated on all of our distributed products and to focus on finding and developing the best nutritional supplement product options for North America and beyond.

GIDDY UP Energy Products is a wholesale manufacturer engaged in marketing and distribution of carbonated and non-carbonated energy drinks, shakes, energy bars, and related products. The company was a subsidiary of Creative Edge Nutrition, a nutritional supplement company focused on developing innovative, high quality supplements. The company manufactures under strict GMP guidelines at GMP Certified and/or FDA registered facilities (visit our website at www.giddyupenergyproducts.com for more information).

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

The perfect start to any workout or activity. This natural energy drink, bursts with flavor and is packed with healthy essential benefits such as dietary fiber, anti-oxidants, minerals along with vitamin C, vitamin D, B12, B3 and B5. The succulent blend of cherries and pears is a crisp pick-me up to satisfy and quench your thirst; while keeping your mind focused and alert from the first sip to the last gulp.

Competition

Fresh Promise is in the energy, stamina, health drink industry and there there are multiple competitors across the entire landscape that take from our “share of stomach”.

Employees

At the present time, the Company has one employee.

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

FLUCTUATIONS IN VARIOUS COMMODITY, PACKAGING AND SUPPLY COSTS, COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

The prices of the main ingredients in our offerings can be highly volatile. Supplies and prices of the various products that we use to prepare our products can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. An increase in pricing of any major ingredients that we use in our products could have a significant adverse effect on our profitability. In addition; higher diesel prices have, in some cases, resulted in the imposition of surcharges on the delivery of commodities to distributors. Additionally, higher diesel and gasoline prices may affect our supply costs and may affect our sales going forward. To help mitigate the risks of volatile commodity prices and to allow greater predictability in pricing, we hope to enter into fixed price or to-be-fixed priced purchase commitments. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more than would have been required absent such activities. We do not presently have any multi-year pricing agreements (with fixed processing costs), and none with guaranteed volume commitments.

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

We consider food and beverage safety a top priority and will dedicate substantial resources towards ensuring that consumers enjoy high-quality, safe and wholesome products. However, we cannot guarantee that controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, reliance on third-party suppliers and distributors increases the risk that food-borne illness incidents (such as E. coli, Hepatitis A, Salmonella or Listeria) could occur outside of our control and at multiple locations. We will utilize High Pressure Processing (HPP) whenever possible to mitigate these risks.

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

THE PLANNED INCREASE IN THE NUMBER OF STORES WHERE ARE OUR PRODUCTS WILL BE AVAILABLE MAY MAKE FUTURE RESULTS UNPREDICTABLE.

Our future results depend on various factors, including successful selection of new markets, market acceptance of Fresh Promise Foods brands, consumer recognition of the quality of our products and willingness to pay our prices (which reflect our often-higher ingredient costs,) the quality and performance of our equipment and general economic conditions. In addition, as with the experience of other retail food and beverage concepts who have tried to expand nationally, we may find that the Fresh Promise Foods concept has limited or no appeal to consumers in new markets or we may experience a decline in the popularity of our brands. Newly opened stores may not succeed, future markets may not be successful and average store revenue may not meet expectations.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Our principal executive office is located at 3416 Shadybrook Drive, Midwest City, OK 73110.

Item 3. Legal Proceedings

On April 25, 2013, Clinton H. /Richard Maher, et al (collectively, the “Plaintiffs”) filed a complaint with the United States District Court for the District of Nevada (the “Court”) alleging claims including securities fraud and breach of contract against Peter Hellwig, et al (collectively, the “Defendants”). On March 30, 2017, the Court issued an order granting in part motion for default judgment in favor of the Plaintiffs.

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

Fiscal Year 2015 Quarters Ended:	High	Low
March 31, 2015	$0.0600	0.0015
June 30, 2015	0.0110	0.0006
September 30, 2015	0.0013	0.0001
December 31, 2015	0.0003	0.0001

Fiscal Year 2016 Quarters Ended:	High	Low
March 31, 2016	$0.0001	$0.0001
June 30, 2016	0.0001	0.0001
September 30, 2016	0.0002	0.0001
December 31, 2016	0.0010	0.0001

(b) Holders

As of March 31, 2017, there were approximately 274 stockholders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have an equity compensation plan.

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

Plan of Operations

Our plan is to develop our brand name, to have it strongly associated with all of our distributed products and to focus on finding and developing the best nutritional supplement product options for North America and beyond.

GIDDY UP Energy Products is a wholesale manufacturer engaged in marketing and distribution of carbonated and non-carbonated energy drinks, shakes, energy bars, and related products. The company was a subsidiary of Creative Edge Nutrition, a nutritional supplement company focused on developing innovative, high quality supplements. The company manufactures under strict GMP guidelines at GMP Certified and/or FDA registered facilities (visit our website at www.giddyupenergyproducts.com for more information).

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

Results of Operations for the years ended December 31, 2016 and 2015

Revenues

We did not record any revenues for the years ended December 31, 2016 and 2015. As discussed above, we discontinued our operating subsidiary Harvest Soul; which had been our sole source for sales revenue in prior periods. We are contemplating various opportunities as a means to generate future sales revenue; however, we can provide no assurance that our efforts will successfully result in any new revenues.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue.

We did not record any cost of goods sold for either of the years ended December 31, 2016 and 2015. As such, we did not realize any gross margin for either of the years ended December 31, 2016 and 2015.

Operating Expenses

We did not incur any operating expenses from continuing operations for the year ended December 31, 2016, compared to $49,771 in operating expenses from continuing operations for the year ended December 31, 2015.

The primary components of our operating expenses include professional fees, investor relations activities, and various administrative and office expenses. The material decrease in our operating expenses is attributable to the effective suspension of operations experienced at the corporate level resulting from the legal matter described throughout this report involving current and former management. We expect our operating expenses to increase proportionally to our business activities as we begin to execute upon our Plan of Operations in future periods.

Other Income (Expense)

Net other expenses totaled $258,062 for the year ended December 31, 2016, compared to $718,068 in net other expenses for the year ended December 31, 2015.

The Company issues convertible notes to finance operations. Some notes have embedded derivative features. The value of these instruments fluctuate as the trading price of our common stock changes. During 2016, we experienced a non-cash gain of $81,934 from the decline in value of these derivative features. This compares to a non-cash gain of $870,439 from the decline in value of these derivative liabilities in 2015. During 2015, we incurred a non-cash expense of $742,709 in conjunction with the issuance of these notes. We did not incur any such expense in 2016.

In 2016, we recorded interest expense related to the amortization of debt discounts totaling $265,263 a decrease of $443,790 from 2015. Our other interest expenses decreased by $72,012, from $146,745 in 2015 to $74,733 in 2016. This decrease was the result of the conversion of certain interest bearing convertible promissory notes into common stock of the Company.

Net loss from continuing operations

We incurred a net loss from continuing operations of $258,062, or $0.00 per share, for the year ended December 31, 2016, compared to a net loss of $767,839, or $0.00 per share, for the year ended December 31, 2015.

The weighted average number of basic and fully diluted shares outstanding for the year ended December 31, 2016 was 829,919,771 compared to 321,224,450 for the year ended December 31, 2015. There are no dilutive equivalents included in our calculation of fully diluted shares for the years ended December 31, 2016 and 2015, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $421,214 for the year ended December 31, 2016 and a net loss of $1,855,849 for the year ended December 31, 2015. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its Plan of Operation. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2016, we had no assets and a working capital deficit of $3,607,005. Our working capital deficit is largely due to the increase in our convertible notes payable.

Net cash used in operating activities from continuing operations for the year ended December 31, 2016 and 2015 was $0 and $177,849, respectively. Net cash used in operating activities from continuing operations primarily includes our net loss, offset by the amortization of debt discounts, derivative expenses and the change in the value of derivative liabilities.

Net cash used in operating activities from discontinued operations for the year ended December 31, 2016 and 2015 was $0 and $367,978, respectively. Net cash used in operating activities from discontinued operations primarily includes our net loss, offset by an impairment charge to the assets associated with our discontinued business, the amortization of debt discounts, derivative expenses and the change in the value of derivative liabilities.

Net cash provided by financing activities from continuing operations for the year ended December 31, 2016 and 2015 was $0 and $404,164, respectively. Net cash provided by financing activities from continuing operations for the year ended December 31, 2015 was solely from the issuance of convertible promissory notes.

Net cash provided by financing activities from discontinued operations for the year ended December 31, 2016 and 2015 was $0 and $140,000, respectively. Net cash provided by financing activities from discontinued operations for the year ended December 31, 2015 was solely from the issuance of convertible promissory notes.

We anticipate that our cash requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding in the near term for such requirements are expected to be cash generated from raising additional funds by the issuance of convertible notes. However, we can provide no assurances that we will be able to generate sufficient cash flow or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offering of our company’s securities. See “Note 2– Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Item 8. Financial Statements and Supplementary Data

FRESH PROMISE FOODS INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Fresh Promise Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Promise Foods, Inc. as of December 31, 2016 and 2015, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

December 26, 2018

FRESH PROMISE FOODS, INC.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Total current assets	$—	$—
Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	255,492	180,758
Convertible notes payable, current	869,166	603,902
Derivative liabilities	1,090,696	1,172,631
Related party payables	3,600	3,600
Current liabilities of discontinued operations	1,222,585	1,059,434
Total current liabilities	3,607,005	3,185,791
Total liabilities	3,607,005	3,185,791

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,0000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	100	100
Preferred stock - Series B, $0.00001 par value. 10 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Preferred stock - Series C, $0.00001 par value. 30,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.00001 par value. 5,000,000,000 shares authorized; 829,920,304 shares issued and outstanding as of December 31, 2016 and 2015, respectively	8,300	8,300
Additional paid-in capital	7,417,724	7,417,724
Accumulated deficit	(11,033,129)	(10,611,915)
Total stockholders’ deficit	(3,607,005)	(3,185,791)
Total liabilities and stockholders’ deficit	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.
Consolidated Statements of Operations

	Year Ended December 31, 2016	Year Ended December 31, 2015

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses
General and administrative expenses	—	26,771
Professional fees	—	23,000
Total operating expenses	—	49,771
Income (loss) from continuing operations before other income (expense) and income taxes	—	(49,771)
Other income (expenses)
Derivative liability expense	—	(742,709)
Gain (loss) on change in value of derivative liabilities	81,934	870,439
Interest expense, net	(339,996)	(845,798)
Total other income (expense)	(258,062)	(718,068)
Income (loss) from continuing operations before income taxes	(258,062)	(767,839)
Provision for income taxes (benefit)	—	—
Net income (loss) from continuing operations	(258,062)	(767,839)
Discontinued operations, net of income taxes	(163,152)	(1,088,010)
Net income (loss)	$(421,214)	$(1,855,849)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net income (loss)	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	829,919,771	321,224,450

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

									Additional		Total
	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Deficit

Balance, December 31, 2014	—	$—	2	$—	308,180	$3	7,155,532	$72	$7,135,239	$(8,756,066)	$(1,620,752)

Net income (loss)	—	—	—	—	—	—	—	—	—	(1,855,849)	(1,855,849)
Reverse cancellation of Series A preferred stock	10,000,000	100	—	—	—	—	—	—	(100)	—	—
Cancellation of Series B and Series C preferred stock	—	—	(2)	—	(308,180)	(3)	—	—	3	—	—
Issuance of common stock in connection with fractional shares caused by reverse stock split	—	—	—	—	—	—	690	—	—	—	—
Issuance of common stock in connection with the issuance of convertible debenture(s)	—	—	—	—	—	—	822,764,082	8,228	282,582	—	290,810

Balance, December 31, 2015	10,000,000	$100	—	$—	—	$—	829,920,304	$8,300	$7,417,724	$(10,611,915)	$(3,185,791)

Net income (loss)	—	—	—	—	—	—	—	—	—	(421,214)	(421,214)

Balance, December 31, 2016	10,000,000	$100	—	$—	—	$—	829,920,304	$8,300	$7,417,724	$(11,033,129)	$(3,607,005)

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities of continuing operations:
Net income (loss)	$(421,214)	$(1,855,849)
Net income (loss) from discontinued operations	163,152	1,088,010
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	265,263	699,053
Debt issued in exchange for fees and services	—	85,431
Derivative expense	—	742,709
(Gain) loss on change in value of derivative liabilites	(81,934)	(870,439)
Changes in operating assets and liabilities:
Accounts payable	—	(133,349)
Accrued liabilities	74,733	66,585
Net cash provided by (used in) operating activities - continuing operations	—	(177,849)
Net cash provided by (used in) operating activities - discontinued operations	—	(367,978)
Net cash provided by (used in) operating activities	—	(545,827)

Cash flows from investing activities:
Net cash provided by (used in) financing activities - continuing operations	—	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	404,164
Net cash provided by (used in) financing activities - continuing operations	—	404,164
Net cash provided by (used in) financing activities - discontinued operations	—	140,000
Net cash provided by (used in) financing activities	—	544,164

Net increase (decrease) in cash and cash equivalents	—	(1,663)
Cash and cash equivalents at beginning of period	—	1,663
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce convertible and promissory notes payable	$—	$290,810
Convertible notes issued to reduce related party payable	$—	$20,000

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Promise Foods, Inc. (“Fresh Promise” or the “Company”) is a consumer products and marketing company focused on the high-margin, multi-billion dollar health and wellness food and beverage sectors.

Effective January 20, 2015, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace a 1-for-150 reverse stock split for the common stock of Fresh Promise. On December 30, 2014, the Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation with respect to such 1-for-150 reverse stock split. All share and per share have been presented to give retroactive effective for this reverse stock split.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since its inception.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through the issuance of convertible debt as a measure to finance working capital needs. The Company will be required to continue to do so until such time that its consolidated operations become profitable.

Discontinued Operations

In light of the Company’s legal proceedings involving certain former management, Fresh Promise decided to discontinue its business operations of its wholly-owned subsidiary Harvest Soul. This business was classified as discontinued operations beginning with the Company’s December 31, 2015 consolidated financial statements. In August 2018, Fresh Promise executed a definitive agreement to sell and transfer its equity interest in Harvest Soul.

The Company’s results of operations related to Harvest Soul have been reclassified as discontinued operations on a retrospective basis for all years presented. For additional information see Note 3 — Discontinued Operations.

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted a December 31 fiscal year end.

The consolidated financial statements include the financial statements of Fresh Promise Foods Inc. and its wholly-owned subsidiary Harvest Soul Inc. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

Fresh Promise Foods Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the years ended December 31, 2016 and 2015, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair Value of Financial Instruments

The Company’s financial instruments are carried at the approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2016 and 2015. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2016 and 2015, the Company had convertible notes outstanding that could be converted into approximately 12,579,757,236 and 18,178,047,136 common shares based up the closing bid price of the company’s common stock at December 31, 2016 and 2015, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2016 and 2015 because the effect would be anti-dilutive.

Share-Based Compensation

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

No share-based expenses were recorded for the twelve months ended December 31, 2016 and 2015.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Management has not filed tax returns for the years ended December 31, 2014 through 2017. The tax year 2013 remains open for examination.

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

The Company incurred net losses of $421,214 and $1,855,849 for the years ended December 31, 2016 and 2015, respectively, and the Company had accumulated deficits of $11,033,129 and $10,611,915 and working capital deficits of $3,607,005 and $3,185,791 at December 31, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include, obtaining debt or equity capital from various lenders, institutions and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – DISCONTINUED OPERATIONS

In light of the Company’s legal proceedings involving certain former management, Fresh Promise decided to discontinue its business operations of its wholly-owned subsidiary Harvest Soul. This business was classified as discontinued operations beginning with the Company’s December 31, 2015 consolidated financial statements.

The Company made the decision to impair all of the assets of Harvest Soul resulting in a charge of $217,728. The decision to impair the assets was made as Harvest Soul was operating autonomously during the legal proceedings, and the Company determined that the assets presented it with no future economic benefit. The impairment charge is reflected under operating expenses in the operating results from discontinued operations summarized below.

Effective August 28, 2018, the Company executed an assignment and assumption agreement with Harvest Soul, LLC (the “Purchaser”) providing for the sale of certain assets and the assignment of certain (i) notes payable, (ii) accrued salaries and (iii) contracts (collectively the “Assumed Liabilities”) to Purchaser and the assumption of the Assumed Liabilities by the Purchaser.

The operating results of the Company’s Harvest Soul subsidiary classified as discontinued operations are summarized below:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses	—	692,765
Other income (expenses)	(163,152)	(395,245)
Provision for income taxes (benefit)	—	—
Net income (loss) from discontinued operations	$(163,152)	$(1,088,010)

The following table presents the major classes of assets and liabilities of Harvest Soul classified as discontinued operations in the consolidated balance sheets:

	December 31, 2016	December 31, 2015
Assets:
Current assets:
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$51,461	$51,461
Accrued liabilities	65,348	31,759
Capital lease liability, current	43,426	43,426
Convertible notes payable, current	559,829	379,722
Derivative liabilities	502,521	553,066
Total current liabilities	1,222,585	1,059,434
Total liabilities	1,222,585	1,059,434
Net liabilities of discontinued operations:	$(1,222,585)	$(1,059,434)

NOTE 4 – RELATED PARTY TRANSACTIONS

At the time of his appointment, Mr. Joseph C. Canouse received one (1) share of convertible Series B preferred stock which was previously issued to a director. In 2013, the Company issued one (1) additional share of convertible Series B preferred stock to Mr. Kevin P. Quirk when he joined the Company. The stock has no par value and is not traded publicly. Each of these shares were effectively rescinded by the Company during the year ended December 31, 2015.

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares from Mr. Joseph C. Canouse. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at December 31, 2016.

On January 31, 2015, the Company executed a convertible promissory note for $179,268 with its former chief executive officer and director Mr. Kevin P. Quirk in lieu of cash for unpaid compensation and expenses. The note bears interest at 6% and has a maturity date of January 31, 2016. The conversion price is the bid price on the day prior to the date of conversion, but no less than $0.0001. The balance of this note remains $179,268 at December 31, 2016. This note was assumed by Harvest Soul in the assignment and assumption agreement dated August 28, 2018. It is included under current liabilities of discontinued operations in the Company’s consolidated balance sheets.

On April 1, 2015, the Company amended the terms of a convertible promissory note for $12,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The aged debt was purchased from its original note holder. The note bears interest at 6% and has a maturity date of April 1, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $12,000 at December 31, 2016.

On June 30, 2015, the Company executed a convertible promissory note for $62,229 with its former chief executive officer and director Mr. Kevin P. Quirk in lieu of cash for unpaid compensation and expenses. The note bears interest at 6% and has a maturity date of June 30, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $62,229 at December 31, 2016. Harvest Soul assumed this note in the assignment and assumption agreement dated August 28, 2018. It is included under current liabilities of discontinued operations in the Company’s consolidated balance sheets.

On June 30, 2015, the Company executed a convertible promissory note for $152,333 with its executive vice president and director Scott C. Martin in lieu of cash for unpaid compensation and expenses. The note bears interest at 6% and has a maturity date of June 30, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $152,333 at December 31, 2016. This note was assumed by Harvest Soul in the assignment and assumption agreement dated August 28, 2018. It is included under current liabilities of discontinued operations in the Company’s consolidated balance sheets.

On August 21, 2015, the Company executed a promissory note for $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note remains $30,000 at December 31, 2016.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes remains $30,000 at December 31, 2016.

NOTE 5 –CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Principal value of convertible notes	$869,166	$869,166
Unamortized loan discounts	(-)	(265,264)
Total convertible notes, net	$869,166	$603,902

The following table sets forth a summary of change in our convertible notes payable for the years ended December 31, 2016 and 2015:

Beginning balance, January 1, 2015	$388,956
Increase in principal amounts outstanding from the issuance of convertible notes	524,917
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	14,524
Conversion of principal amounts outstanding into common stock of the Company	(278,198)
Debt discounts recorded in connection with the issuance of convertible notes	(715,504)
Amortization of debt discounts associated with convertible notes	699,053
Amortization of debt premiums associated with convertible notes	(29,846)
Ending balance, December 31, 2015	$603,902
Amortization of debt discounts associated with convertible notes	265,264
Ending balance, December 31, 2016	$869,166

On January 5, 2015, the Company executed a promissory note for $20,000. The note bears interest at 6% and has a maturity date of January 5, 2016. It can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion.

On January 26, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of January 26, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001.

On February 10, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of February 10, 2016. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001.

On February 10, 2015, its holder sold dated June 30, 2014 a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001.

On February 13, 2015, the Company executed a promissory note for $50,000. The note bears interest at 8% and has a maturity date of February 13, 2016. The note can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion.

On March 17, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of March 17, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001.

On March 27, 2015, the Company executed a promissory note for $15,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion.

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a at a rate equivalent to the average closing bid price on the 3 days prior to the date of conversion.

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion.

On August 7, 2015, its holder sold two promissory notes aggregating $46,705 and originating in 2014 to a third-party investor and the terms of the notes were modified. The new note bears interest at 6% and has a maturity date of August 6, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion.

On August 21, 2015, the Company executed a promissory note for $30,000. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion.

On September 2, 2015, the Company executed a promissory note for $51,414. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion.

On September 4, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of September 4, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion.

During the year ended December 31, 2015, the Company received debt proceeds from the issuance of five convertible promissory notes aggregating $99,500 to certain lenders. The Company has attempted with no avail to locate these note agreements and validate the sources of these debt proceeds. It has exhausted all of its available resources in its efforts to locate these notes and note holders. As such, the Company has made certain assumptions in regards to the contractual terms associated with these notes, which are consistent with other convertible debt securities issued during the period.

As of December 31, 2016, the majority of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of December 31, 2016 and 2015, the Company determined that the fair value of these derivative liabilities totaled $1,090,696 and $1,172,631, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	For the Years Ended
	December 31, 2016	December 31, 2015

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.85%	0.65%
Expected volatility (3)	422.76 – 590.15%	326.28 – 326.49%
Expected life (in years)	0.75 – 1.00	0.75 – 1.67

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

A portion of this amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The remaining debt discounts associated with these beneficial conversion features was $0 and $265,264 as of December 31, 2016 and 2015, respectively. The related amortization expense was $265,264 and $669,053 for the year ended December 31, 2016 and 2015, respectively. See Note 8 – Fair Value Measurements for additional details.

During the year ended December 31, 2015, the Company converted, upon receiving formal notices from its noteholders, $278,198 in note principal, plus accrued interest totaling $12,612, into 822,764,082 shares of common stock.

At December 31, 2016, the number of shares of common stock underlying these convertible debentures totaled 12,579,757,236 shares.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value $0.00001. The Company also has 10 shares of par value $0.00001 Preferred B stock authorized and 30,000,000 par value $0.00001 par value Preferred C stock authorized.

Series A Preferred Stock

At December 31, 2016 and 2015, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

Series B Preferred Stock

Each one share of Series B Preferred has voting rights equal to four times the sum of all shares of common stock issued and outstanding at time of voting, plus all shares of Series C Preferred Stock issued and outstanding at time of voting, divided by the number of shares of Series B Preferred Stock issued and outstanding at the time of voting.

By unanimous written consent of the Board during 2013, the Board issued an aggregate of two (2) shares of Series B Preferred, to two individuals (the “Series B Stockholders”). As a result of the voting rights granted to the Series B Preferred, the Series B Stockholders together held in the aggregate approximately 80% of the total voting power of all issued and outstanding voting capital of the Company.

Effective for the year ending December 31, 2015, these outstanding shares of Series B preferred stock were rescinded by the Company. This series was issued without proper shareholder approval and notification.

Series C Preferred Stock

Series C Preferred Stock has voting rights of one vote per share owned. The Preferred C stock is convertible into common stock of the Company at the rate of 0.10 per common share for each share of Preferred C stock. The holders of Series C Preferred stock are entitled to receive any dividend declared by the Board of Directors.

Effective for the year ending December 31, 2015, all outstanding shares of Series C preferred stock were rescinded by the Company. This series was issued without proper shareholder approval and notification.

Common Stock

At December 31, 2016 and 2015, the Company had 878,592,947 shares of its common stock issued and outstanding.

During the year ended December 31, 2015, the company issued 871,437,415 shares of common stock in connection with the conversion of $278,198 in principal and $12,612 in accrued interest related to its convertible promissory notes. These issuances were exempt from registration under rule 144.

No common stock was issued during the year ended December 31, 2016.

Common Stock Warrants

The Company did not issue any warrants during the years ended December 31, 2016 or 2015. During 2015, an aggregate 30,222 warrants expired. These warrants were issued in 2013, and represented the only outstanding warrants granted by the Company. There were no outstanding warrants at December 31, 2016 or 2015.

NOTE 7 – INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $11.0 million that may be available to reduce our tax liability through tax year 2036. We estimate the benefits of this loss carry forward at $2,316,957 if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2016, due to current period losses and full valuation allowance on deferred tax assets.

A reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	2016	2015
Expected expense (benefit) (21%)	$(54,193)	$(161,246)
State income taxes, net of federal benefit	(12,232)	(26,396)

Valuation allowance	66,425	197,642
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$2,316,957	$2,228,502
Less: valuation allowance	(2,316,957)	(2,228,502)
Net deferred tax asset	$—	$—

Tax net operating loss carryforwards may be limited pursuant to the IRS Section 382 in the event of certain ownership changes.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the over- all fair value of the financial instruments. In addition, the fair value of free-standing derivative instruments such as warrant and option derivatives are valued using the Black-Scholes modes.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2015	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,172,631	-	-	$1,172,631
Total	$1,172,631	-	-	$1,172,631

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2016:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2016	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,090,696	-	-	$1,090,696
Total	$1,090,696	-	-	$1,090,696

The following table sets forth a summary of change in fair value of our derivative liabilities for the years ended December 31, 2016 and 2015:

Beginning balance, January 1, 2015	$584,856
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$(847,933)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$1,435,708
Ending balance, December 31, 2015	$1,172,631
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$(81,935)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$-
Ending balance, December 31, 2016	$1,090,696

Note 9 – Commitments and Contingencies

On April 25, 2013, Clinton H. /Richard Maher, et al (collectively, the “Plaintiffs”) filed a complaint with the United States District Court for the District of Nevada (the “Court”) alleging claims including securities fraud and breach of contract against Peter Hellwig, et al (collectively, the “Defendants”). On March 30, 2017, the Court issued an order granting in part motion for default judgment in favor of the Plaintiffs.

On January 6, 2016, the Company entered into a Director Resignation and Release Agreement with Kevin P. Quirk (the “Release Agreement”). In accordance with the Release Agreement, Mr. Quirk resigned from his positions as Chief Executive Officer and Director and, in consideration for such resignations and Mr. Quirk’s release of the Company from liability; the Company released Mr. Quirk from liability.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Fresh Promise executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy"). As consideration, the Company agreed to exchange 4,719,760,108 shares of its common stock. On January 24, 2018, the Company completed the distribution of its common shares to the CEN shareholders in order to consummate the acquisition of Giddy. Pursuant to the Agreement, the Company is in the process of spinning out its existing assets and liabilities and assuming Giddy's business plan involving nutritional supplements and energy drinks focusing on an active lifestyle. Management is currently analyzing the transaction to determine the appropriate method to account for the acquisition.

On October 13, 2017, the Company entered into a Director Resignation and Release Agreement with Scott C. Martin (the “Release Agreement”). In accordance with the Release Agreement, Mr. Martin resigned from his position as Director and, in consideration for such resignation and Mr. Martin’s release of the Company from liability; the Company released Mr. Martin from liability.

On April 5, 2018, David G. Wiser filed a lawsuit against the Company for debt acquired in the asset purchase agreement with Creative Edge Nutrition due to the non-convertibility of his debt resulting from the lack of shares available to issue while the Company was delinquent in its filings with the SEC. On April 27, 2018, the lawsuit was settled when the Company issued Mr. Wiser one preferred share convertible into 850 million shares of common stock.

Effective August 28, 2018, the Company executed an assignment and assumption agreement with Harvest Soul, LLC (the “Purchaser”) providing for the sale of certain assets and assignment of certain (i) notes payable, (ii) accrued salaries and (iii) contracts (collectively the “Assumed Liabilities”) to Purchaser and the assumption of the Assumed Liabilities by the Purchaser.

Since January 1, 2017, the Company has converted principal and accrued interest amounts outstanding on notes payable into 1,878,178,081 shares of its common stock. The total amount of principal and accrued interest converted was $131,387. The conversions were done at the contractual terms per the agreements.

On March 13, 2018, the Company issued a convertible promissory note for $5,500. The note bears interest at 12% and has a maturity date of March 13, 2019. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion.

On December 12, 2018, the Company issued a convertible promissory note for $25,000. The note bears interest at 8% and has a maturity date of December 12, 2019. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is equal to The conversion price is equal to the lowest bid price during the five trading days prior to the date of conversion.

Since January 1, 2017, the Company has issued 160,000,000 shares of restricted common stock in a private placement sales with an accredited investor for gross proceeds totaling $16,000.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

Effective May 1, 2018, the Company dismissed D’Arelli Pruzansky, P.A. as its independent registered public accounting firm and engaged BF Borgers CPA PC as its independent registered public accounting firm. D’Arelli Pruzansky, P.A. audited our financial statements for the periods ended December 31, 2014 and December 31, 2013 and reviewed the financials prepared by the previous public accounting firm for the period ended December 31, 2012. The dismissal of D’Arelli Pruzansky, P.A. was approved by our Board of Directors effective May 1, 2018. D’Arelli Pruzansky, P.A. did not resign or decline to stand for re-election.

Neither the report of D’Arelli Pruzansky, P.A. dated April 24, 2015 on our balance sheets as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013 nor the report of D’Arelli Pruzansky, P.A. dated April 15, 2014 on our balance sheets as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012 contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss D’Arelli Pruzansky, P.A. we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of D’Arelli Pruzansky, P.A. would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining BF Borgers CPA PC (1) neither we nor anyone on our behalf consulted BF Borgers CPA PC regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) BF Borgers CPA PC did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016.

Based on the review described above, our Chief Executive Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management evaluated the design and operation of our internal control over financial reporting as of December 31, 2016, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013, and has concluded that such internal control over financial reporting were not effective.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not adequate and effective, as of December 31, 2016, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table lists our directors and provides their respective ages and titles as of December 31, 2016.

Name	Age	Position
Joe E. Poe, Jr. (1)	55	Chairman of the Board of Directors, CEO
Scott C. Martin (2)	46	Director, Secretary

(1) Effective May 4, 2017, the Board approved by unanimous written consent the appointment of Mr. Joe E. Poe, Jr. as Chief Executive Officer and Chairman of the Board.

(2) On June 4, 2014, the Board approved by unanimous written consent the appointment of Scott Martin as a member of the Board and Secretary of the Company. On October 13, 2017, the Company entered into a Director Resignation and Release Agreement with Scott C. Martin whereby Mr. Martin resigned from his position as Director and, in consideration for such resignation and Mr. Martin’s release of the Company from liability, the Company released Mr. Martin from liability.

Executive Summaries

Joe E. Poe, Jr., Chief Executive Officer and Director

Mr. Poe, age 55, has worked in the securities industry since 1987, currently working in compliance of customer securities deposits. He currently serves on several Charity Boards, including Chairman of the Oklahoma City Pow Wow Club.

Mr. Poe graduated from the University of Texas at Austin in 1986, where he was a member of its intercollegiate swimming team.

Scott C. Martin, Director and Secretary

Mr. Martin, age 46, brings almost twenty years of experience in finance, consulting and public company restructuring to the Company. Previously, beginning in 1996, with J.P. Carey, Inc. and affiliated companies, Mr. Martin was involved in financing various public and private companies. Beginning in 2011, he was Executive Vice President with American Premium Water Corporation, which transitioned from financial services to selling spring water. From 2013 through present, Mr. Martin has been an Executive Vice President for the Company.

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

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-Equity Incentive Plan Compensation	(h) Nonqualified Deferred Earnings Compensation	(i) All Other Compensation	(j) Total
Kevin Quirk (1)	2016	-	-	-	-	-	-	-	-
Chairman & CEO	2015	$176,400	$-	$-	$-	$-	$-	$-	$176,400
	2014	$-	$-	$-	$-	$-	$-	$-	$-

(1) Effective January 6, 2016, Mr. Kevin P. Quirk resigned from his positions as Chief Executive Officer and Director.

Compensation of Directors

Any Director who also becomes our employee will receive no extra compensation for their service on our Board of Directors. Directors may be compensated for out-of-pocket expenses associated with attending Board of Directors’ meetings.

Employment Agreements

The Company entered into an Employment Agreement with Joe E. Poe on May 1, 2017.

Any Director who also becomes our employee will receive no extra compensation for their service on our Board of Directors. Directors may be compensated for out-of-pocket expenses associated with attending Board of Directors’ meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2016, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by for services provided during our 2016 and 2015 fiscal years.

	2016	2015
Audit related fees	$-	$20,000
Tax fees	-	-
Totals	$-	$20,000

Audit Fees. The fees identified under this caption were for professional services rendered by D’Arelli Pruzansky, PA ($0 and $20,000) for fiscal years 2016 and 2015 respectively in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2016 and 2015 were pre-approved by Board of Directors.

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

FRESH PROMISE FOODS INC., INC.

Date: December 27, 2018	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe E. Poe, Jr.	Chief Executive Officer	December 27, 2018
Joe E. Poe, Jr.

