Form 10-K/A
period 2016-12-31
FRESH PROMISE FOODS, INC.
filed 2018-12-27
CIK 1058330

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Fresh Promise Foods, Ic (the “Company”) is filing this Amendment to its annual filing Form 10-K ( File number 000-24723) solely to file the XBRL previous filing on December 27, 2018 . This Amendment does not modify any part of the Form 10-K filing that has already been submitted.

21

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

22

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

23