Form 10-K
period 2017-12-31
FRESH PROMISE FOODS, INC.
filed 2019-03-21
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017, was $733,818. As of March 2`, 2019, the registrant had 8,809,999,998 shares of its common stock, par value $0.00001; and 10,000,000 shares of its Preferred A Series stock.

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

Fiscal Year 2016 Quarters Ended:	High	Low
March 31, 2016	$0.0001	0.0001
June 30, 2016	0.0001	0.0001
September 30, 2016	0.0002	0.0001
December 31, 2016	0.0010	0.0001

Fiscal Year 2017 Quarters Ended:	High	Low
March 31, 2017	$0.0003	$0.0001
June 30, 2017	0.0005	0.0001
September 30, 2017	0.0006	0.0001
December 31, 2017	0.0003	0.0001

(b) Holders

As of March 31, 2018, there were approximately 624 stockholders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Results of Operations for the years ended December 31, 2017 and 2016

Revenues

We did not record any revenues for the years ended December 31, 2017 and 2016. As discussed above, we discontinued our operating subsidiary Harvest Soul; which had been our sole source for sales revenue in prior periods. We are contemplating various opportunities as a means to generate future sales revenue; however, we can provide no assurance that our efforts will successfully result in any new revenues.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue.

We did not record any cost of goods sold for either of the years ended December 31, 2017 and 2016. As such, we did not realize any gross margin for either of the years ended December 31, 2017 and 2016.

Operating Expenses

We incurred $503,007 in operating expenses from continuing operations for the year ended December 31, 2017, compared to zero in operating expenses from continuing operations for the year ended December 31, 2016.

The largest component of our operating expenses during the current year period was an impairment charge related to the acquisition of certain assets and liabilities associated with the business of Giddy Up Energy Products. At December 31, 2017, as a result of significant delays in placing the acquired assets and liabilities into service, the Company performed the impairment test as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $463,007. The $40,000 in general and administrative expenses related to accrued compensation for our chief executive officer.

We expect our operating expenses to increase proportionally to our business activities as we begin to execute upon our Plan of Operations in future periods.

Other Income (Expense)

Net other expenses totaled $690,696 for the year ended December 31, 2017, compared to $258,062 in net other expenses for the year ended December 31, 2016.

The Company issues convertible notes to finance operations. Some notes have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During 2017, we experienced a non-cash loss of $608,887 from the increase in value of these derivative features. This compares to a non-cash gain of $81,934 from the decline in value of these derivative liabilities in 2016.

In 2016, we recorded interest expense related to the amortization of debt discounts totaling $265,263. These discounts were fully amortized as of December 31, 2016. As such, we did not record any interest expense related to the amortization of debt discounts during 2017. Our other interest expenses increased by $7,076, from $74,733 in 2016 to $81,809 in 2017. This increase was the result of certain true ups or penalties incurred on the Company’s interest bearing convertible promissory notes.

Net loss from continuing operations

We incurred a net loss from continuing operations of $1,193,703, or $0.00 per share, for the year ended December 31, 2017, compared to a net loss of $258,062, or $0.00 per share, for the year ended December 31, 2016.

The weighted average number of basic and fully diluted shares outstanding for the year ended December 31, 2017 was 1,639,773,469 compared to 829,919,771 for the year ended December 31, 2016. There are no dilutive equivalents included in our calculation of fully diluted shares for the years ended December 31, 2017 and 2016, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $1,252,941 for the year ended December 31, 2017 and a net loss of $421,214 for the year ended December 31, 2016. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its Plan of Operation. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2017, we had no assets and a working capital deficit of $4,265,552. Our working capital deficit is largely due to the balance of our convertible notes payable and related derivative liabilities.

We did not realize any net cash provided by or used in our operating activities from continuing operations or discontinued operations in either of the years ended December 31, 2017 and 2016.

Further, we did not realize any net cash provided by or used in our financing activities from continuing operations or discontinued operations in either of the years ended December 31, 2017 and 2016.

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

DECEMBER 31, 2017 AND DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Fresh Promise Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Promise Foods, Inc. as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

March 21, 2019

FRESH PROMISE FOODS, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Total current assets	$—	$—
Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	284,221	255,492
Convertible notes payable, current	790,859	869,166
Derivative liabilities	1,699,583	1,090,696
Related party payables	3,600	3,600
Current liabilities of discontinued operations	1,281,823	1,222,585
Total current liabilities	4,265,552	3,607,005
Total liabilities	4,265,552	3,607,005

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,0000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	100	100
Common stock, $0.00001 par value. 9,000,000,000 shares authorized; 7,338,180,185 and 829,920,304 shares issued and outstanding as of December 31, 2017 and 2016, respectively	73,382	8,300
Additional paid-in capital	7,947,036	7,417,724
Accumulated deficit	(12,286,070)	(11,033,129)
Total stockholders’ deficit	(4,265,552)	(3,607,005)
Total liabilities and stockholders’ deficit	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.
Consolidated Statements of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses
General and administrative	40,000	—
Impairment charge	463,007	—
Total operating expenses	503,007	—
Income (loss) from continuing operations before other income (expense) and income taxes	(503,007)	—
Other income (expenses)
Gain (loss) on change in value of derivative liabilities	(608,887)	81,934
Interest expense, net	(81,809)	(339,996)
Total other income (expense)	(690,696)	(258,062)
Income (loss) from continuing operations before income taxes	(1,193,703)	(258,062)
Provision for income taxes (benefit)	—	—
Net income (loss) from continuing operations	(1,193,703)	(258,062)
Discontinued operations, net of income taxes	(59,238)	(163,152)
Net income (loss)	$(1,252,941)	$(421,214)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net income (loss)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	1,639,773,469	829,919,771

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Deficit

Balance, December 31, 2015	10,000,000	$100	—	$—	—	$—	829,920,304	$8,300	$7,417,724	$(10,611,915)	$(3,185,791)

Net income (loss)	—	—	—	—	—	—	—	—	—	(421,214)	(421,214)

Balance, December 31, 2016	10,000,000	$100	—	$—	—	$—	829,920,304	$8,300	$7,417,724	$(11,033,129)	$(3,607,005)

Net income (loss)	—	—	—	—	—	—	—	—	—	(1,252,941)	(1,212,941)
Issuance of common stock in connection with the acquisition of assets of a business	—	—	—	—	—	—	4,630,081,800	46,300	416,707	—	463,007
Conversion of promissory notes and accrued interest into common stock	—	—	—	—	—	—	1,878,180,081	18,782	112,605	—	131,387

Balance, December 31, 2017	10,000,000	$100	—	$—	—	$—	7,338,185	$73,382	$7,947,036	$(12,246,070)	$(4,225,552)

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,252,941)	$(421,214)
Net income (loss) from discontinued operations	59,238	163,152
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	—	265,263
Debt issued in exchange for fees and services	9,558	—
Derivative expense	—	—
(Gain) loss on change in value of derivative liabilities	608,887	(81,934)
Impairment charge	463,007	—
Changes in operating assets and liabilities:
Accounts payable	—	—
Accrued liabilities	112,251	74,733
Net cash provided by (used in) operating activities - continuing operations	—	—
Net cash provided by (used in) operating activities - discontinued operations	—	—
Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:
Net cash provided by (used in) financing activities - continuing operations	—	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	—
Net cash provided by (used in) financing activities - continuing operations	—	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to acquire assets of a business	$463,007	$—
Common stock issued to reduce convertible and promissory notes payable	$131,387	$290,810
Convertible notes issued to reduce related party payable	$—	$20,000

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

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

Cash and Cash Equivalents

Fresh Promise Foods Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the years ended December 31, 2017 and 2016, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair Value of Financial Instruments

The Company’s financial instruments are carried at the approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter.

Goodwill and indefinite-lived assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform impairment test prior to scheduled annual impairment tests scheduled in the fourth quarter.

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2017 and 2016. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2017 and 2016, the Company had convertible notes outstanding that could be converted into approximately 12,579,757,236 and 18,178,047,136 common shares based up the closing bid price of the company’s common stock at December 31, 2017 and 2016, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2017 and 2016 because the effect would be anti-dilutive.

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

No share-based expenses were recorded for the twelve months ended December 31, 2017 and 2016.

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

The Company incurred net losses of $1,212,941 and $421,214 for the years ended December 31, 2017 and 2016, respectively, and the Company had accumulated deficits of $12,246,070 and $11,033,129 and working capital deficits of $3,607,005 and $3,185,791 at December 31, 2017 and 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company made the decision to impair all of the assets of Harvest Soul resulting in a charge of $217,728 in 2015. The decision to impair the assets was made as Harvest Soul was operating autonomously during the legal proceedings, and the Company determined that the assets presented it with no future economic benefit. The impairment charge is reflected under operating expenses in the operating results from discontinued operations summarized below.

Effective August 28, 2018, the Company executed an assignment and assumption agreement with Harvest Soul, LLC (the “Purchaser”) providing for the sale of certain assets and the assignment of certain (i) notes payable, (ii) accrued salaries and (iii) contracts (collectively the “Assumed Liabilities”) to Purchaser and the assumption of the Assumed Liabilities by the Purchaser.

The operating results of the Company’s Harvest Soul subsidiary classified as discontinued operations are summarized below:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses	—	—
Other income (expenses)	(59,238)	(163,152)
Provision for income taxes (benefit)	—	—
Net income (loss) from discontinued operations	$(59,238)	$(163,152)

The following table presents the major classes of assets and liabilities of Harvest Soul classified as discontinued operations in the consolidated balance sheets:

	December 31, 2017	December 31, 2016
Assets:
Current assets:
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$51,461	$51,461
Accrued liabilities	98,938	65,348
Capital lease liability, current	43,426	43,426
Convertible notes payable, current	559,829	559,829
Derivative liabilities	528,169	502,521
Total current liabilities	1,281,823	1,222,585
Total liabilities	1,281,823	1,222,585
Net liabilities of discontinued operations:	$(1,281,823)	$(1,222,585)

NOTE 4 – ACQUISITION OF THE ASSETS AND LIABILITIES OF GIDDY UP ENERGY PRODUCTS, INC.

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Fresh Promise executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy"). As consideration, the Company agreed to exchange 4,719,760,108 shares of its common stock. The shares were valued at $463,007, or $0.0001 per share, which represents fair market value.

At December 31, 2017, as a result of significant delays in placing the acquired assets and liabilities into service, the Company performed the impairment test as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $463,007.

On January 24, 2018, the Company completed the distribution 4,630,081,800 shares of its common shares to the CEN shareholders in order to consummate the acquisition of Giddy. Pursuant to the Agreement, the Company is in the process of spinning out its existing assets and liabilities and assuming Giddy's business plan involving nutritional supplements and energy drinks focusing on an active lifestyle.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares from its former chief financial officer and chairman Mr. Joseph C. Canouse. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at December 31, 2017.

On January 31, 2015, the Company executed a convertible promissory note for $179,268 with its former chief executive officer and director Mr. Kevin P. Quirk in lieu of cash for unpaid compensation and expenses. The note bears interest at 6% and has a maturity date of January 31, 2016. The conversion price is the bid price on the day prior to the date of conversion, but no less than $0.0001. The balance of this note remains $179,268 at December 31, 2017. This note was assumed by Harvest Soul in the assignment and assumption agreement dated August 28, 2018. It is included under current liabilities of discontinued operations in the Company’s consolidated balance sheets.

On April 1, 2015, the Company amended the terms of a convertible promissory note for $12,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The aged debt was purchased from its original note holder. The note bears interest at 6% and has a maturity date of April 1, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $12,000 at December 31, 2017.

On June 30, 2015, the Company executed a convertible promissory note for $62,229 with its former chief executive officer and director Mr. Kevin P. Quirk in lieu of cash for unpaid compensation and expenses. The note bears interest at 6% and has a maturity date of June 30, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $62,229 at December 31, 2017. Harvest Soul assumed this note in the assignment and assumption agreement dated August 28, 2018. It is included under current liabilities of discontinued operations in the Company’s consolidated balance sheets.

On June 30, 2015, the Company executed a convertible promissory note for $152,333 with its executive vice president and director Scott C. Martin in lieu of cash for unpaid compensation and expenses. The note bears interest at 6% and has a maturity date of June 30, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $152,333 at December 31, 2017. This note was assumed by Harvest Soul in the assignment and assumption agreement dated August 28, 2018. It is included under current liabilities of discontinued operations in the Company’s consolidated balance sheets.

On August 21, 2015, the Company executed a promissory note for $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note remains $30,000 at December 31, 2017.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes remains $30,000 at December 31, 2017.

NOTE 6 –CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Principal value of convertible notes	$790,859	$869,166
Unamortized loan discounts	(-)	(-)
Total convertible notes, net	$790,859	$869,166

The following table sets forth a summary of change in our convertible notes payable for the years ended December 31, 2017 and 2016:

Beginning balance, January 1, 2016	$603,902
Amortization of debt discounts associated with convertible notes	265,264
Ending balance, December 31, 2016	$869,166
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	9,558
Conversion of principal amounts outstanding into common stock of the Company	(87,865)
Ending balance, December 31, 2017	$790,859

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

As of December 31, 2017, the majority of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of December 31, 2017 and 2016, the Company determined that the fair value of these derivative liabilities totaled $1,699,583 and $1,090,696, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	For the Years Ended
	December 31, 2017	December 31, 2016

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	1.76%	0.85%
Expected volatility (3)	446.63 – 486.95%	422.76 – 590.15%
Expected life (in years)	0.75 – 1.00	0.75 – 1.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

A portion of this amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The remaining debt discounts associated with these beneficial conversion features was $0 as of both December 31, 2017 and 2016. The related amortization expense was $0 and $265,264 for the year ended December 31, 2017 and 2016, respectively. See Note 9 – Fair Value Measurements for additional details.

During the year ended December 31, 2017, the Company converted, upon receiving formal notices from its noteholders, $93,164 in note principal, plus accrued interest totaling $38,223, into 1,878,178,081 shares of common stock.

At December 31, 2017, the number of shares of common stock underlying these convertible debentures totaled 8,969,560,081 shares.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 69,999,990 shares with a par value $0.00001. At December 31, 2017 and 2016, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

Common Stock

The authorized common stock of the Company consists of 9,000,000,000 shares with a par value $0.00001. At December 31, 2017 and 2016, the Company had 7,338,180,185 and 878,592,947 shares of its common stock issued and outstanding, respectively.

During the year ended December 31, 2017, the company issued 1,878,178,081 shares of common stock in connection with the conversion of $93,164 in principal and $38,223 in accrued interest related to its convertible promissory notes. Further, the Company issued 4,630,081,800 shares of common stock in connection with the acquisition of certain assets and liabilities from Creative Edge Nutrition. These issuances were exempt from registration under rule 144.

No common stock was issued during the year ended December 31, 2016.

NOTE 8 – INCOME TAXES

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $12.2 million that may be available to reduce our tax liability through tax year 2037. We estimate the benefits of this loss carry forward at $2,571,675 if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2017, due to current period losses and full valuation allowance on deferred tax assets.

A reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	2017	2016
Expected expense (benefit) (21%)	$(242,278)	$(54,193)
State income taxes, net of federal benefit	(54,686)	(12,232)

Valuation allowance	296,963	66,425
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2017 and 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$2,571,675	$2,316,957
Less: valuation allowance	(2,571,675)	(2,316,957)
Net deferred tax asset	$—	$—

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2016:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2016	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,090,696	-	-	$1,090,696
Total	$1,090,696	-	-	$1,090,696

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2017	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,699,583	-	-	$1,699,583
Total	$1,699,583	-	-	$1,699,583

The following table sets forth a summary of change in fair value of our derivative liabilities for the years ended December 31, 2017 and 2016:

Beginning balance, January 1, 2016	$1,172,631
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$(81,935)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$-
Ending balance, December 31, 2016	$1,090,696
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$(608,887)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$-
Ending balance, December 31, 2017	$1,699,583

Note 10 – Commitments and Contingencies

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

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

Since January 1, 2018, the Company has issued 160,000,000 shares of restricted common stock in a private placement sale with an accredited investor for gross proceeds totaling $16,000.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2017.

Based on the review described above, our Chief Executive Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management evaluated the design and operation of our internal control over financial reporting as of December 31, 2017, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013, and has concluded that such internal control over financial reporting were not effective.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not adequate and effective, as of December 31, 2017, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table lists our directors and provides their respective ages and titles as of December 31, 2017.

Name	Age	Position
Joe E. Poe, Jr. (1)	56	Chairman of the Board of Directors, CEO

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

Executive Summaries

Joe E. Poe, Jr., Chief Executive Officer and Director

Mr. Poe, age 56, has worked in the securities industry since 1987, currently working in compliance of customer securities deposits. He currently serves on several Charity Boards, including Chairman of the Oklahoma City Pow Wow Club.

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

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-Equity Incentive Plan Compensation	(h) Nonqualified Deferred Earnings Compensation	(i) All Other Compensation	(j) Total
Joe E. Poe, Jr.	2017	$40,000	$-	$-	$-	$-	$-	$-	$40,000
Chairman & CEO	2016	$0	$-	$-	$-	$-	$-	$-	$0
	2015	$0	$-	$-	$-	$-	$-	$-	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2017, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by for services provided during our 2017 and 2016 fiscal years.

	2017	2016
Audit related fees	$-	$-
Tax fees	-	-
Totals	$-	$-

Audit Fees. The fees identified under this caption were for professional services rendered by D’Arelli Pruzansky, PA ($0 and $0) for fiscal years 2017 and 2016 respectively in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2017 and 2016 were pre-approved by Board of Directors.

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

FRESH PROMISE FOODS INC., INC.

Date: March 21, 2019	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe E. Poe, Jr.	Chief Executive Officer	March 21, 2019
Joe E. Poe, Jr.