Form 10-Q
period 2018-03-31
FRESH PROMISE FOODS, INC.
filed 2019-06-19
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number 00-24723

FRESH PROMISE FOODS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0393257
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3416 Shadybrook Drive

Midwest City, Oklahoma 73110

(Address of principal executive offices)

(561) 703-4659

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 19, 2019, the Registrant had 8,999,999,998 shares of Common Stock issued and outstanding.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under “Risk Factors” in our annual report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH PROMISE FOODS, INC.

BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$6	$—
Total current assets	6	—
Total assets	$6	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	344,369	324,221
Convertible notes payable, current	1,120,400	790,859
Derivative liabilities	2,019,750	1,699,583
Related party payables	3,690	3,600
Current liabilities of discontinued operations	1,313,727	1,281,823
Total current liabilities	4,967,402	4,265,552
Total liabilities	4,967,402	4,265,552

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,0000 shares
issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	100	100
Common stock, $0.00001 par value. 9,000,000,000 shares authorized; 8,649,999,998 and 7,338,180,185 shares
issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	86,500	73,382
Additional paid-in capital	8,739,687	7,947,036
Accumulated deficit	(13,793,683)	(12,286,070)
Total stockholders' deficit	(4,967,396)	(4,265,552)
Total liabilities and stockholders' deficit	$6	$—

See accompanying notes to the financial statements

FRESH PROMISE FOODS, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses
Compensation and benefits	15,000	—
General and administrative expenses	741,903	—
Professional fees	5,000	—
Stock based compensation	8,650	—
Total operating expenses	770,553	—
Income (loss) from continuing operations before other income (expense) and income taxes	770,553	—
Other income (expenses)
Derivative liability expense	(2,333,562)	—
Gain (loss) on change in value of derivative liabilites	2,013,395	(948,527)
Interest expense, net	(384,990)	(21,297)
Total other income (expense)	(705,157)	(969,824)
Income (loss) from continuing operations before income taxes	(1,475,710)	(969,824)
Provision for income taxes (benefit)	—	—
Net income (loss) from continuing operations	(1,475,710)	(969,824)
Discontinued operations, net of income taxes	(31,903)	(65,800)
Net income (loss)	$(1,507,613)	$(1,035,624)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net income (loss)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	8,337,612,345	829,919,771

See accompanying notes to the financial statements

 FRESH PROMISE FOODS, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,507,613)	$(1,035,624)
Net income (loss) from discontinued operations	31,903	65,800
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	346,909	—
Common stock issued in exchange for fees or services	48,000	—
Debt issued in exchange for fees and services rendered	—	2,614
Debt issued in lieu of cash in settlement of legal matter	693,819	—
Derivative expense	2,333,562	—
(Gain) loss on change in value of derivative liabilites	(2,013,395)	948,527
Stock based compensation	8,650	—
Changes in operating assets and liabilities:
Accrued liabilities	53,081	18,683
Related party payables	90	—
Net cash provided by (used in) operating activities - continuing operations	(4,994)	—
Net cash provided by (used in) operating activities - discontinued operations	—	—
Net cash provided by (used in) operating activities	(4,994)	—

Cash flows from investing activities:
Net cash provided by (used in) investing activities - continuing operations	—	—
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of convertible notes	5,000	—
Net cash provided by (used in) financing activities - continuing operations	5,000	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	5,000	—

Net increase (decrease) in cash and cash equivalents	6	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$6	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$698,818	$—
Common stock issued to reduce convertible and promissory notes payable	$58,951	$—

See accompanying notes to the financial statements

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Promise Foods, Inc. (“Fresh Promise” or the “Company”) is a consumer products and marketing company focused on the high-margin, multi-billion dollar health and wellness food and beverage sectors.

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Fresh Promise executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy Up"). As consideration, the Company exchanged 4,630,081,800 shares of its common stock. Pursuant to the Agreement, the Company is in the process of spinning out its existing assets and liabilities and assuming Giddy Up's business plan involving nutritional supplements and energy drinks focusing on an active lifestyle.

On August 28, 2018, the Company executed an assignment and assumption agreement with Harvest Soul, LLC (“Harvest Soul”) providing for the sale of certain assets and the assignment of certain liabilities to Harvest Soul.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

The Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations and has incurred significant operating losses since inception and has a working capital deficit which raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements and convertible notes as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities, and short-term loans. The Company will be required to continue to so until its consolidated operations become profitable. However, there can be no assurance that the Company will be successful in raising sufficient capital when needed.

Discontinued Operations

In light of the Company’s legal proceedings involving certain former management, Fresh Promise decided to discontinue the business operations of its wholly-owned subsidiary Harvest Soul, LLC. This business was classified as discontinued operations beginning with the Company’s December 31, 2015 consolidated financial statements. On August 28, 2018, Fresh Promise executed an assignment and assumption agreement with Harvest Soul providing for the sale of certain assets and the assignment of certain liabilities to Harvest Soul.

The Company’s results of operations related to Harvest Soul have been reclassified as discontinued operations on a retrospective basis for all years presented. For additional information see Note 3 — Discontinued Operations.

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America. The Company believes these consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of its consolidated financial position and consolidated results of operations for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2018 and December 31, 2017, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair Value of Financial Instruments

The Company uses the market approach to measure fair value for its financial instruments. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform impairment test prior to scheduled annual impairment tests scheduled annual impairment tests.

At December 31, 2017, the Company performed its annual impairment test on the carrying value of its goodwill and recorded an impairment charge totaling $463,007.

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2018 and 2017. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At March 31, 2018 and 2017, the Company had convertible notes outstanding that could be converted into approximately 23,061,342,983 and 8,969,560,081 common shares based up the closing bid price of the company’s common stock at March 31, 2018 and 2017, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2018 and 2017 because the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also, in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. The new standard is not expected to have any impact on the Company’s unaudited consolidated financial statements as it currently does not maintain any capital or operating leases.

On June 20, 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the three months ended March 31, 2018, the Company incurred net losses from operations of $1,507,613 and had negative cash flows from operating activities of $4,994. The Company has relied, in large part, upon debt financing to fund its operations. As of March 31, 2018, the Company had outstanding indebtedness, net of discounts, of $1,120,400 and had $6 in cash.

As such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as such is dependent upon management’s ability to successfully execute its business plan, including increasing revenues through the sale of existing and future product offerings and reducing expenses in order to meet the Company’s current and future obligations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations, or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

In addition, the Company’s ability to continue as a going concern is dependent upon management’s ability to successfully satisfy, refinance or replace its current indebtedness. Historically, the Company has raised capital through the issuance of convertible debt as a measure to finance working capital needs. The Company will be required to continue to do so until such time that its consolidated operations become profitable. Failure to satisfy existing or obtain new financing may have a material adverse impact on the Company’s operations and liquidity.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to operate as a going concern.

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

The operating results of the Company’s discontinued operations are summarized below:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses	—	—
Other income (expenses)	(31,903)	(65,800)
Provision for income taxes (benefit)	—	—
Net income (loss) from discontinued operations	$(31,903)	$(65,800)

The following table presents the major classes of assets and liabilities of the Company’s discontinued operations in the unaudited consolidated balance sheets:

	March 31, 2018	December 31, 2017
Assets:
Current assets:
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$51,461	$51,461
Accrued liabilities	107,336	65,348
Capital lease liability, current	43,426	43,426
Convertible notes payable, current	559,829	559,829
Derivative liabilities	551,675	528,169
Total current liabilities	1,313,727	1,281,823
Total liabilities	1,313,727	1,281,823
Net liabilities of discontinued operations:	$(1,313,727)	$(1,281,823)

NOTE 4 – ACQUISITION OF THE ASSETS AND LIABILITIES OF GIDDY UP ENERGY PRODUCTS, INC.

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Fresh Promise executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy Up"). As consideration, the Company exchanged 4,630,081,800 shares of its common stock. The shares were valued at $463,007, or $0.0001 per share, which represented fair market value.

At December 31, 2017, as a result of significant delays in placing the acquired assets and liabilities into service, the Company performed the impairment test as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $463,007.

Pursuant to the Agreement, the Company is in the process of spinning out its existing assets and liabilities and assuming Giddy Up's business plan involving nutritional supplements and energy drinks focusing on an active lifestyle.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares from its former chief financial officer and chairman Mr. Joseph C. Canouse. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at March 31, 2018.

On January 31, 2015, the Company executed a convertible promissory note for $179,268 with its former chief executive officer and director Mr. Kevin P. Quirk in lieu of cash for unpaid compensation and expenses. The note bears interest at 6% and has a maturity date of January 31, 2016. The conversion price is the bid price on the day prior to the date of conversion, but no less than $0.0001. The balance of this note remains $179,268 at March 31, 2018. This note was assumed by Harvest Soul in the assignment and assumption agreement dated August 28, 2018. It is included under current liabilities of discontinued operations in the Company’s consolidated balance sheets.

On April 1, 2015, the Company amended the terms of a convertible promissory note for $12,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The aged debt was purchased from its original note holder. The note bears interest at 6% and has a maturity date of April 1, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $12,000 at March 31, 2018.

On June 30, 2015, the Company executed a convertible promissory note for $62,229 with its former chief executive officer and director Mr. Kevin P. Quirk in lieu of cash for unpaid compensation and expenses. The note bears interest at 6% and has a maturity date of June 30, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $62,229 at March 31, 2018. Harvest Soul assumed this note in the assignment and assumption agreement dated August 28, 2018. It is included under current liabilities of discontinued operations in the Company’s consolidated balance sheets.

On June 30, 2015, the Company executed a convertible promissory note for $152,333 with its executive vice president and director Scott C. Martin in lieu of cash for unpaid compensation and expenses. The note bears interest at 6% and has a maturity date of June 30, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $152,333 at March 31, 2018. This note was assumed by Harvest Soul in the assignment and assumption agreement dated August 28, 2018. It is included under current liabilities of discontinued operations in the Company’s consolidated balance sheets.

On August 21, 2015, the Company executed a promissory note for $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note remains $30,000 at March 31, 2018.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes remains $30,000 at March 31, 2018.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Principal value of convertible notes	$1,472,809	$790,859
Unamortized loan discounts	(352,409)	(-)
Total convertible notes, net	$1,120,400	$790,859

The following table sets forth a summary of change in our convertible notes payable for the three months ended March 31, 2018:

Beginning balance, January 1, 2018	$790,859
Principal amount of newly issued convertible notes	699,319
Beneficial conversion features and other discounts associated with newly issued convertible notes	(699,319)
Amortization of beneficial conversion features and other loan discounts	346,910
Conversion of principal amounts outstanding into common stock of the Company	(17,369)
Ending balance, March 31, 2018	$1,120,400

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

On January 1, 2018, the Company executed three promissory notes aggregating $693,819 to settle a legal matter. See Note 10 – Commitments and Contingencies. The notes bear interest at 12% and have a maturity date of July 10, 2018. The notes can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion.

On March 13, 2018, the Company issued a convertible promissory note for $5,500. The note bears interest at 12% and has a maturity date of March 13, 2019. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion.

As of March 31, 2018, the majority of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. At March 31, 2018 and December 31, 2017, the Company determined that the fair value of these derivative liabilities totaled $2,019,750 and $1,699,583, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	March 31, 2018	December 31, 2017

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	2.09%	1.76%
Expected volatility (3)	348.29 – 487.85%	446.63 – 486.95%
Expected life (in years)	0.50 – 1.00	0.75 – 1.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

All of the convertible debentures were analyzed at the time of their issuance for a beneficial conversion feature. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and were determined to aggregate $698,819. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The remaining debt discounts associated with these beneficial conversion features was $352,409 as of March 31, 2018. The related amortization expense was $346,910 and $0 for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the Company converted, upon receiving formal notices from its noteholders, $17,369 in note principal, plus accrued interest totaling $41,581, into 1,071,819,813 shares of common stock.

At March 31, 2018, the number of shares of common stock underlying these convertible debentures totaled 23,061,342,983 shares.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 69,999,990 shares with a par value $0.00001. At March 31, 2018 and December 31, 2017, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

Common Stock

The authorized common stock of the Company consists of 9,000,000,000 shares with a par value $0.00001. At March 31, 2018 and December 31, 2017, the Company had 8,649,999,998 and 7,338,180,185 shares of its common stock issued and outstanding, respectively.

During the three months ended March 31, 2018, the company issued 1,071,819,813 shares of common stock in connection with the conversion of $17,369 in principal and $41,581 in accrued interest related to its convertible promissory notes. The Company also issued 240,000,000 shares of common stock valued at $48,000 for fees and services rendered by various entities. These issuances were exempt from registration under rule 144.

NOTE 8 – INCOME TAXES

As of March 31, 2018, the Company had net operating loss carry forwards of approximately $13,785,033 million that may be available to reduce its tax liability through tax year 2037. The Company estimates the benefits of this loss carry forward at $2,894,857 if it produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2018, due to current period losses and full valuation allowance on deferred tax assets.

For the three months ended March 31, 2018 and 2017, a reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	2018	2017
Expected expense (benefit) (21%)	$(308,083)	$(203,663)
State income taxes, net of federal benefit	(69,539)	(45,970)
Income tax provision (benefit)	(377,621)	(249,633)
Valuation allowance	377,621	249,633
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of March 31, 2018 and December 31, 2017:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$2,894,857	$2,571,675
Less: valuation allowance	(2,894,857)	(2,571,675)
Net deferred tax asset	$—	$—

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

The standard describes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

·	Level 1 – Quoted prices in active markets for identical assets and liabilities.

·	Level 2 – Input other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.

·	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2017	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,699,583	-	-	$1,699,583
Total	$1,699,583	-	-	$1,699,583

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of March 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	03/31/2018	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,019,750	-	-	$2,019,750
Total	$2,019,750	-	-	$2,019,750

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the three months ended March 31, 2018:

Beginning balance, January 1, 2018	$1,699,583
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	(2,013,395)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	2,333,562
Ending balance, March 31, 2018	$2,019,750

Note 10 – Commitments and Contingencies

On April 25, 2013, Richard Maher, et al (collectively, the “Plaintiffs”) filed a complaint with the United States District Court for the District of Nevada (the “Court”) alleging claims including securities fraud and breach of contract against Peter Hellwig, et al (collectively, the “Defendants”). On March 30, 2017, the Court issued an order granting in part motion for default judgment in favor of the Plaintiffs. On January 1, 2018, the Company issued three convertible notes to settle legal damages totaling $693,819 awarded to the Plaintiffs after pursuing all potential remedies against the other Defendants.

On May 1, 2017, the Company entered into an employment agreement with its chief executive officer, Joe E. Poe, Jr. Under the terms of the agreement, the Mr. Poe has the right to be issued one percent (1.0%) of the issued and outstanding shares of the Company’s common stock on the date of his choosing. As of March 31, 2018, the Company has accrued $8,650 in stock based compensation expense related to this provision.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

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

On June 12, 2018, the Company issued 100,000,000 shares of restricted common stock in a private placement sale with an accredited investor for gross proceeds totaling $10,000.

Effective August 28, 2018, the Company executed an assignment and assumption agreement with Harvest Soul, LLC (the “Purchaser”) providing for the sale of certain assets and assignment of certain (i) notes payable, (ii) accrued salaries and (iii) contracts (collectively the “Assumed Liabilities”) to Purchaser and the assumption of the Assumed Liabilities by the Purchaser.

On September 10, 2018, the Company issued 60,000,000 shares of restricted common stock in a private placement sale with an accredited investor for gross proceeds totaling $6,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

Fresh Promise Foods, Inc. (“Fresh Promise” or the “Company”) is a consumer products and marketing company focused on the high-margin, multi-billion dollar health and wellness food and beverage sectors.

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Fresh Promise executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy Up"). As consideration, the Company exchanged 4,630,081,800 shares of its common stock. Pursuant to the Agreement, the Company is in the process of spinning out its existing assets and liabilities and assuming Giddy Up's business plan involving nutritional supplements and energy drinks focusing on an active lifestyle.

On August 28, 2018, the Company executed an assignment and assumption agreement with Harvest Soul, LLC (“Harvest Soul”) providing for the sale of certain assets and the assignment of certain liabilities to Harvest Soul.

Discontinued Operations

In light of the Company’s legal proceedings involving certain former management, Fresh Promise decided to discontinue the business operations of its wholly-owned subsidiary Harvest Soul. The Company’s results of operations related to Harvest Soul have been reclassified as discontinued operations on a retrospective basis for all periods presented. Unless otherwise indicated, the following discussions in this section (Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) pertain only to our continuing operations. For additional information see “Note 3 — Discontinued Operations” to our consolidated financial statements included in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Sales

We did not record any revenues for the three months ended March 31, 2018 and 2017. As discussed above, we discontinued our operating subsidiary Harvest Soul, LLC; which had been our sole source for sales revenue in prior periods.

On June 27, 2017, we acquired Giddy Up and are currently in the process of implementing its business plan involving nutritional supplements and energy drinks focusing on an active lifestyle. While we believe that Giddy Up and other opportunities will generate future revenue for the Company, we can provide no assurance that we will be successful in the execution of our current business plan.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross profit by sales.

We did not record any cost of goods sold for either of the three months ended March 31, 2018 and 2017. As such, we did not realize any gross profits during either of the three-month periods ended March 31, 2018 and 2017.

Operating Expenses

We incurred $770,553 in operating expenses from continuing operations for the three months ended March 31, 2018, compared to $0 in operating expenses from continuing operations for the three months ended March 31, 2017.

The largest component of our operating expenses during the current year period was related to the settlement of a legal matter. See Item 1. Legal Proceedings. On January 1, 2018, the Company issued three convertible notes to settle legal damages totaling $693,819 awarded to the Plaintiffs after pursuing all potential remedies against the other Defendants.

Our operating expenses are comprised primarily of compensation costs, professional services and other general expenses. We expect our operating expenses to increase proportionally to our operating activities in future periods as we begin to execute upon our business plan.

Other Income (Expense)

Net other expenses totaled $705,157 for the three months ended March 31, 2018, compared to $969,824 in net other expenses for the three months ended March 31, 2017.

The Company issues convertible notes to finance operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the three months ended March 31, 2018, we experienced a non-cash gain of $2,013,395 from the decrease in value of these derivative features. This compares to a non-cash loss of $948,527 from the increase in the value of these derivative liabilities during the three months ended March 31, 2017.

During the three months ended March 31, 2018, we recorded interest expense related to the amortization of debt discounts totaling $346,910. We did not record any interest expense related to the amortization of debt discounts during the three months ended March 31, 2017. Interest expense on convertible notes increased by $16,783, from $21,297 in 2017 to $38,080 in 2018. This increase was the result of certain true ups or penalties incurred on the Company’s interest bearing convertible promissory notes.

Net Loss from Continuing Operations

We incurred a net loss from continuing operations of $1,475,710, or $0.00 per share, for the three months ended March 31, 2018, compared to a net loss of $969,824, or $0.00 per share, for the three months ended March 31, 2017.

The weighted average number of basic and fully diluted shares outstanding for the three months ended March 31, 2018 was 8,337,612,345, compared to 829,919,771 for the three months ended March 31, 2017. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended March 31, 2018 and 2017, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $ $1,507,613 for the three months ended March 31, 2018 and a net loss of $1,193,703 for the year ended December 31, 2017. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At March 31, 2018, we had cash and cash equivalents totaling $6 and a working capital deficit of $4,967,396. Our working capital deficit is largely due to the balance of our convertible notes payable and related derivative liabilities, in addition to $1,313,771 in current liabilities from discontinued operations.

Net cash used in operating activities from continuing operations was $4,994 for the three months ended March 31, 2018, compared to $0 during the three months ended March 31, 2017.

We did not realize any net cash provided by or used in our investing activities from continuing operations in either of the three months ended March 31, 2018 and 2017.

Net cash provided by financing activities from continuing operations was $5,000 for the three months ended March 31, 2018, compared to $0 during the three months ended March 31, 2017. The increase during the current year period was directly attributable to net proceeds received from the issuance of a new convertible note.

We anticipate that our cash requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding in the near term for such requirements are expected to be cash generated from raising additional funds by the issuance of convertible notes. However, we can provide no assurances that we will be able to generate sufficient cash flow or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our business plan for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offering of our company’s securities. See “Note 2– Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a going concern.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 and December 31, 2017.

 Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2018, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2018, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On April 25, 2013, Richard Maher, et al (collectively, the “Plaintiffs”) filed a complaint with the United States District Court for the District of Nevada (the “Court”) alleging claims including securities fraud and breach of contract against Peter Hellwig, et al (collectively, the “Defendants”). On March 30, 2017, the Court issued an order granting in part motion for default judgment in favor of the Plaintiffs. On January 1, 2018, the Company issued three convertible notes to settle legal damages totaling $693,819 awarded to the Plaintiffs after pursuing all potential remedies against the other Defendants.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 21, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we issued 1,071,819,813 shares of our common stock upon the conversion of $58,950 in note principal and accrued interest expense on convertible notes payable. Additionally, we issued 240,000,000 shares of our common stock for fees and services rendered to various entities.

The Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act of 1934, as amended, in connection with the foregoing issuances.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunder duly authorized.

FRESH PROMISE FOODS INC., INC.

Date: June 19, 2019	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

