Form 10-Q
period 2018-09-30
FRESH PROMISE FOODS, INC.
filed 2019-07-30
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of July 23, 2019, the Registrant had 8,999,999,998 shares of Common Stock issued and outstanding.

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

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH PROMISE FOODS, INC.

BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$44	$—
Total current assets	44	—
Total assets	$44	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,467	$165,466
Accrued liabilities	448,806	324,221
Convertible notes payable, current	1,470,059	790,859
Derivative liabilities	3,857,400	1,699,583
Related party payables	3,730	3,600
Current liabilities of discontinued operations	—	1,281,823
Total current liabilities	5,945,462	4,265,552
Total liabilities	5,945,462	4,265,552

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,0000 shares
issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; 1 and nil share(s)
issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.00001 par value. 9,000,000,000 shares authorized; 8,809,999,998 and 7,338,180,185 shares
issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	88,100	73,382
Additional paid-in capital	8,814,087	7,947,036
Accumulated deficit	(14,847,705)	(12,286,070)
Total stockholders' deficit	(5,945,418)	(4,265,552)
Total liabilities and stockholders' deficit	$44	$—

See accompanying notes to the financial statements

 FRESH PROMISE FOODS, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross margin	—	—	—	—
Operating expenses
Compensation and benefits	15,000	15,000	45,000	25,000
General and administrative expenses	534	—	806,537	—
Professional fees	5,064	—	15,064	—
Stock based compensation	—	—	8,650	—
Total operating expenses	20,598	15,000	875,251	25,000
Income (loss) from continuing operations before other income (expense) and income taxes	(20,598)	(15,000)	(875,251)	(25,000)
Other income (expenses)
Derivative liability expense	—	—	(2,333,562)	—
Gain (loss) on change in value of derivative liabilites	34,537	(697,016)	175,745	(751,375)
Interest expense, net	(39,246)	(25,628)	(810,391)	(65,608)
Total other income (expense)	(4,709)	(722,644)	(2,968,208)	(816,983)
Income (loss) from continuing operations before income taxes	(25,307)	(737,644)	(3,843,459)	(841,983)
Provision for income taxes (benefit)	—	—	—	—
Net income (loss) from continuing operations	(25,307)	(737,644)	(3,843,459)	(841,983)
Discontinued operations, net of income taxes	1,323,455	(50,507)	1,281,824	(109,460)
Net income (loss)	$1,298,148	$(788,151)	$(2,561,635)	$(951,443)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss)	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	8,763,042,943	2,000,513,398	8,606,127,902	1,230,442,887

See accompanying notes to the financial statements

 FRESH PROMISE FOODS, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Nine months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,561,635)	$(951,443)
Net income (loss) from discontinued operations	(1,281,824)	109,460
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	696,568	—
Preferred stock issued in lieu of cash in settlement of legal matter	60,000	—
Common stock issued in exchange for fees and services	48,000	9,558
Debt issued in lieu of cash in settlement of legal matter	693,819	—
Derivative expense	2,333,562	—
(Gain) loss on change in value of derivative liabilites	(175,745)	751,375
Changes in operating assets and liabilities:
Accrued liabilities	166,169	81,050
Related party payables	130	—
Net cash provided by (used in) operating activities - continuing operations	(20,956)	—
Net cash provided by (used in) operating activities - discontinued operations	—	—
Net cash provided by (used in) operating activities	(20,956)	—

Cash flows from investing activities:
Net cash provided by (used in) investing activities - continuing operations	—	—
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	16,000	—
Proceeds from issuance of convertible notes	5,000	—
Net cash provided by (used in) financing activities - continuing operations	21,000	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	21,000	—

Net increase (decrease) in cash and cash equivalents	44	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$44	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$698,818	$—
Common stock issued to reduce convertible and promissory notes payable	$58,951	$123,524

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

Discontinued Operations

In light of the Company’s legal proceedings involving certain former management, Fresh Promise decided to discontinue the business operations of its wholly-owned subsidiary Harvest Soul, LLC. This business was classified as discontinued operations beginning with the Company’s December 31, 2015 consolidated financial statements. On August 28, 2018, Fresh Promise executed an assignment and assumption agreement with Harvest Soul providing for the sale of certain assets and the assignment of certain liabilities to Harvest Soul. As a result, the Company recorded a gain of $1,328,455 related to the assignment of the assumed liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2018 and December 31, 2017, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2018 and 2017. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At September 30, 2018 and 2017, the Company had convertible notes outstanding that could be converted into approximately 21,339,046,649 and 8,969,560,081 common shares based up the closing bid price of the company’s common stock at September 30, 2018 and 2017, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2018 and 2017 because the effect would be anti-dilutive.

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

For the nine months ended September 30, 2018, the Company incurred net losses from operations of $3,843,459 and had negative cash flows from operating activities of $20,956. The Company has relied, in large part, upon debt financing to fund its operations. As of September 30, 2018, the Company had outstanding indebtedness, net of discounts, of $1,470,059 and had $44 in cash.

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

Effective August 28, 2018, the Company executed an assignment and assumption agreement with Harvest Soul, LLC (the “Purchaser”) providing for the sale of certain assets and the assignment of certain (i) notes payable, (ii) accrued salaries and (iii) contracts (collectively the “Assumed Liabilities”) to Purchaser and the assumption of the Assumed Liabilities by the Purchaser. As a result, the Company recorded a gain of $1,328,455 related to the assignment of the Assumed Liabilities.

The operating results of the Company’s discontinued operations are summarized below:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-
Operating expenses	-	-	-	-
Other income (expense)	1,323,455	(50,507)	1,281,824	(109,460)
Provision for income taxes (benefit)	-	-	-	-
Net income (loss) from discontinued operations	1,323,455	(50,507)	1,281,824	(109,460)

The following table presents the major classes of assets and liabilities of the Company’s discontinued operations in the unaudited consolidated balance sheets:

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$—	$51,461
Accrued liabilities	—	98,938
Capital lease liability, current	—	43,426
Convertible notes payable, current	—	559,829
Derivative liabilities	—	528,169
Total current liabilities	—	1,281,823
Total liabilities	—	1,281,823
Net liabilities of discontinued operations:	$—	$(1,281,823)

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares from its former chief financial officer and chairman Mr. Joseph C. Canouse. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at September 30, 2018.

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

On April 1, 2015, the Company amended the terms of a convertible promissory note for $12,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The aged debt was purchased from its original note holder. The note bears interest at 6% and has a maturity date of April 1, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $12,000 at September 30, 2018.

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

On August 21, 2015, the Company executed a promissory note for $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note remains $30,000 at September 30, 2018.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes remains $30,000 at September 30, 2018.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Principal value of convertible notes	$1,472,809	$790,859
Unamortized loan discounts	(2,750)	(-)
Total convertible notes, net	$1,470,059	$790,859

The following table sets forth a summary of change in our convertible notes payable for the nine months ended September 30, 2018:

Beginning balance, January 1, 2018	$790,859
Principal amount of newly issued convertible notes	699,319
Beneficial conversion features and other discounts associated with newly issued convertible notes	(699,319)
Amortization of beneficial conversion features and other loan discounts	696,569
Conversion of principal amounts outstanding into common stock of the Company	(17,369)
Ending balance, September 30, 2018	$1,470,059

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

As of September 30, 2018, the majority of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. At September 30, 2018 and December 31, 2017, the Company determined that the fair value of these derivative liabilities totaled $3,857,401 and $1,699,583, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	September 30, 2018	December 31, 2017

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	2.59%	1.76%
Expected volatility (3)	318.54 – 471.12%	446.63 – 486.95%
Expected life (in years)	0.50 – 1.00	0.75 – 1.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

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

All of the convertible debentures were analyzed at the time of their issuance for a beneficial conversion feature. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and were determined to aggregate $698,819. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The remaining debt discounts associated with these beneficial conversion features was $2,750 as of September 30, 2018. The related amortization expense was $696,569 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, the Company converted, upon receiving formal notices from its noteholders, $17,369 in note principal, plus accrued interest totaling $41,581, into 1,071,819,813 shares of common stock.

At September 30, 2018, the number of shares of common stock underlying these convertible debentures totaled 21,339,046,649 shares.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 69,999,990 shares with a par value $0.00001. At September 30, 2018 and December 31, 2017, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

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

Common Stock

The authorized common stock of the Company consists of 9,000,000,000 shares with a par value $0.00001. At September 30, 2018 and December 31, 2017, the Company had 8,809,999,998 and 7,338,180,185 shares of its common stock issued and outstanding, respectively.

During the nine months ended September 30, 2018, the company issued 1,071,819,813 shares of common stock in connection with the conversion of $17,369 in principal and $41,581 in accrued interest related to its convertible promissory notes. The Company also issued 240,000,000 shares of common stock valued at $48,000 for fees and services rendered by various entities.

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

NOTE 8 – INCOME TAXES

As of September 30, 2018, the Company had net operating loss carry forwards of approximately $14.8 million that may be available to reduce its tax liability through tax year 2037. The Company estimates the benefits of this loss carry forward at $3,118,018 if it produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2018, due to current period losses and full valuation allowance on deferred tax assets.

For the nine months ended September 30, 2018 and 2017, a reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	2018	2017
Expected expense (benefit) (21%)	$(807,126)	$(176,816)
State income taxes, net of federal benefit	(182,180)	(39,910)
Income tax provision (benefit)	(989,306)	(216,726)
Valuation allowance	989,306	216,726
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of September 30, 2018 and December 31, 2017:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$3,118,018	$2,580,075
Less: valuation allowance	(3,118,018)	(2,580,075)
Net deferred tax asset	$—	$—

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2017	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,699,583	-	-	$1,699,583
Total	$1,699,583	-	-	$1,699,583

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of September 30, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	06/30/2018	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$3,857,400	-	-	$3,857,400
Total	$3,857,400	-	-	$3,857,400

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the nine months ended September 30, 2018:

Beginning balance, January 1, 2018	$1,699,583
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	(175,745)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	2,333,562
Ending balance, September 30, 2018	$3,857,400

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

On May 1, 2017, the Company entered into an employment agreement with its chief executive officer, Joe E. Poe, Jr. Under the terms of the agreement, the Mr. Poe has the right to be issued one percent (1.0%) of the issued and outstanding shares of the Company’s common stock on the date of his choosing. As of September 30, 2018, the Company has accrued $8,650 in stock-based compensation expense related to this provision.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Sales

We did not record any revenues for the three months ended September 30, 2018 and 2017. As discussed above, we discontinued our operating subsidiary Harvest Soul, LLC; which had been our sole source for sales revenue in prior periods.

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

We did not record any cost of goods sold for either of the three months ended September 30, 2018 and 2017. As such, we did not realize any gross profits during either of the three-month periods ended September 30, 2018 and 2017.

Operating Expenses

We incurred $20,598 in operating expenses from continuing operations for the three months ended September 30, 2018, compared to $15,000 in operating expenses from continuing operations for the three months ended September 30, 2017.

Our operating expenses are comprised primarily of compensation costs, professional services and other general expenses. We expect our operating expenses to increase proportionally to our operating activities in future periods as we begin to execute upon our business plan.

Other Income (Expense)

Net other expenses totaled $4,709 for the three months ended September 30, 2018, compared to $722,644 in net other income for the three months ended September 30, 2017.

The Company issues convertible notes to finance operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the three months ended September 30, 2018, we experienced a non-cash gain of $34,537 from the decrease in value of these derivative features. This compares to a non-cash loss of $697,016 from the decrease in the value of these derivative liabilities during the three months ended September 30, 2017.

During the three months ended September 30, 2018, we recorded interest expense related to the amortization of debt discounts totaling $1,375. We did not record any interest expense related to the amortization of debt discounts during the three months ended September 30, 2017. Interest expense on convertible notes increased by $12,243, from $25,628 in 2017 to $37,871 in 2018. This increase was the result of certain true ups or penalties incurred on the Company’s interest bearing convertible promissory notes, along with an overall increase in debt.

Net Loss from Continuing Operations

We incurred a net loss from continuing operations of $25,307, or $0.00 per share, for the three months ended September 30, 2018, compared to a net loss from continuing operations of $737,644, or $0.00 per share, for the three months ended September 30, 2017.

The weighted average number of basic and fully diluted shares outstanding for the three months ended September 30, 2018 was 8,763,042,943, compared to 2,000,513,398 for the three months ended September 30, 2017. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended September 30, 2018 and 2017, since their inclusion would be anti-dilutive due to our net loss per share.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Sales

We did not record any revenues for the nine months ended September 30, 2018 and 2017. As discussed above, we discontinued our operating subsidiary Harvest Soul, LLC; which had been our sole source for sales revenue in prior periods.

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

We did not record any cost of goods sold for either of the nine months ended September 30, 2018 and 2017. As such, we did not realize any gross profits during either of the nine-month periods ended September 30, 2018 and 2017.

Operating Expenses

We incurred $875,251 in operating expenses from continuing operations for the nine months ended September 30, 2018, compared to $25,000 in operating expenses from continuing operations for the nine months ended September 30, 2017.

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

Other Income (Expense)

Net other expenses totaled $2,968,208 for the nine months ended September 30, 2018, compared to $816,983 in net other expenses for the nine months ended September 30, 2017.

The Company issues convertible notes to finance operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the nine months ended September 30, 2018, we recorded a non-cash derivative expense of $2,333,562 and experienced a non-cash gain of $175,475 from the decrease in value of these derivative features. This compares to a non-cash loss of $751,375 from the increase in the value of these derivative liabilities during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we recorded interest expense related to the amortization of debt discounts totaling $696,569. We did not record any interest expense related to the amortization of debt discounts during the nine months ended September 30, 2017. Interest expense on convertible notes increased by $48,214, from $65,608 in 2017 to $113,822 in 2018. This increase was the result of certain true ups or penalties incurred on the Company’s interest bearing convertible promissory notes.

Net Loss from Continuing Operations

We incurred a net loss from continuing operations of $3,843,459, or $0.00 per share, for the nine months ended September 30, 2018, compared to a net loss of $841,983, or $0.00 per share, for the nine months ended September 30, 2017.

The weighted average number of basic and fully diluted shares outstanding for the nine months ended September 30, 2018 was 8,606,127,902, compared to 1,230,442,887 for the nine months ended September 30, 2017. There are no dilutive equivalents included in our calculation of fully diluted shares for the nine months ended September 30, 2018 and 2017, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $3,843,459 for the nine months ended September 30, 2018 and a net loss of $163,292 for the year ended December 31, 2017. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At September 30, 2018, we had cash and cash equivalents totaling $44 and a working capital deficit of $5,945,418. Our working capital deficit is largely due to the balance of our convertible notes payable and related derivative liabilities.

Net cash used in operating activities from continuing operations was $20,956 for the nine months ended September 30, 2018, compared to $0 during the nine months ended September 30, 2017.

We did not realize any net cash provided by or used in our investing activities from continuing operations in either of the nine months ended September 30, 2018 and 2017.

Net cash provided by financing activities from continuing operations was $21,000 for the nine months ended September 30, 2018, compared to $0 during the nine months ended September 30, 2017. The increase during the current year period was directly attributable to net proceeds of $5,000 received from the issuance of a new convertible note and proceeds of $16,000 received from the sale of common stock.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 and December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2018. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2018, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of September 30, 2018, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we issued 60,000,000 shares of restricted common stock in a private placement sale with an accredited investor for gross proceeds totaling $6,000.

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

FRESH PROMISE FOODS INC., INC.

Date: July 29, 2019	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

