Form 10-K
period 2018-12-31
FRESH PROMISE FOODS, INC.
filed 2019-11-22
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 00-24723

Fresh Promise Foods Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0393257
(State of Incorporation)	(I.R.S. Employer Identification No.)

3416 Shadybrook Drive Midwest City, Oklahoma	73110
(Address of principal executive offices)	(Zip Code)

405 733-1567

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growith company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.0002 per share as of June 30, 2018 was approximately $1,750,000 .

As of November 11 , 2019, there were 8,638,186,066 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Part I. Financial Information

Available Information

Information about our Company is available from the Company at the address shown on the first page of this Report. We are obligated to file reports with the Securities and Exchange Commission, or SEC. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K FOR FRESH PROMISE FOODS, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

PART I

Item 1. Business

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Fresh Promise Foods, Inc., a Nevada corporation and subsidiaries unless otherwise noted.

Overview

We were originally incorporated in the State of Delaware under the name, PLR, Inc. in 1993. Later we completed several name changes and reorganizations.

In November 1997, we amended our Articles of Incorporation to change our name to Integrated Carbonics Corp. We also changed our domicile to the State of Nevada. On July 23, 1999, we again amended our Articles of Incorporation to change our name to Urbana.ca, Inc. (“URBA”).

And on April 11, 2003, we amended our Articles of Incorporation to change our name to PSPP Holdings, Inc. and later on August 11, 2008 we again amended our Articles of Incorporation to change our name to Cynosure Holdings, Inc.

On August 21, 2008, we again amended our Articles of Incorporation to change our name to Mod Hospitality, Inc. This was followed by a further amendment to our Articles of Incorporation on December 16, 2009 wherein we changed our name to Stakool, Inc.

On June 16, 2011, we entered into a Letter of Intent of Sale and Purchase with Anthus Life Corp., a privately held Nevada corporation (“Anthus”). Subsequently and on July 20, 2011, we and Anthus executed an Agreement of Sale and Purchase whereby Anthus stockholders received 77,588,470 shares of 79,388,470 shares of our then issued and outstanding common stock together with 10,000,000 shares of our preferred stock in exchange for scheduled payments, totaling $350,000 and 1,300,000 shares of our common stock (the “Anthus Acquisition Agreement”).

Subsequently, the Stakool and Anthus Acquisition Agreement was amended effective January 19, 2012 to allow for the issuance of an additional 2,650,000 shares of our common stock to certain parties to acquire all of the then outstanding common stock of Anthus. As a result of the Anthus Acquisition Agreement, Anthus became our wholly owned subsidiary and all of the shares of our preferred stock and common stock were duly issued and the sum of $355,000 was duly paid in accordance with that agreement.

Anthus was incorporated in Nevada on June 4, 2009. At the time of the closing of the Anthus Acquisition Agreement, Anthus was a developer and manufacturer of certain natural and organic food products packaged for consumer consumption. At the time, Anthus had one product line in the natural food category and others that it believed could be viable commercial products.

However, and in 2013 following our internal financial evaluations, we terminated the production of the Anthus products in light of our assessment of our ability to raise the additional capital needed to market and sell the Anthus products.

On March 15, 2013 all of our officers and directors resigned Mr. Joseph C. Canouse was appointed as our President, Chief Executive Officer, and Director.

While we believe that our Anthus product line may offer good value to consumers, we have not undertaken any product or market research to confirm our assessment. Even if the Anthus product line has strong commercial value, unless or until we have sufficient additional financial and managerial resources needed to undertake the anticipated additional market research and the manufacturing, marketing, and promotional efforts that would be required to implement any re-commercialization of the Anthus products, we may not pursue any re-commercialization of the Anthus product line. In the event that we are successful in obtaining sufficient additional capital, we may, if market conditions are favorable, resume production of one or more of the Anthus products. However, we cannot assure you that we will obtain the additional capital that will allow us to undertake these efforts or if we do obtain any additional capital, that it can be obtained on reasonable terms and in sufficient amounts that we will be able to implement any such efforts at any time in the future.

Effective August 5, 2013, we completed a 1 for 100 reverse stock split with the result that we reduced the number of our issued and outstanding common shares from 2,903,888,889 to approximately 29,039,066(the “First Reverse Stock Split”). Our consolidated financial statements reflect the First Reverse Stock Split.

On September 26, 2013, we amended our Articles of Incorporation to change our name to Fresh Promise Foods, Inc. The amendment also reduced the number of authorized shares of our common stock from four billion (4,000,000,000) common shares to four hundred seventy-five million (475,000,000) common shares.

On May 13, 2014, we further amended our Articles of Incorporation to increase the authorized shares of our common stock from four hundred seventy-five million (475,000,000) common shares to nine hundred seventy-five million (975,000,000) common shares.

On June 2, 2014, Joseph C. Canouse resigned as Chairman of our Board of Directors and as Chief Financial Officer of the Company, and our Board of Directors appointed Scott Martin as a Director and Secretary and Mr. Kevin P. Quirk was appointed Chairman of the Board.

On October 16, 2014, we again amended our Articles of Incorporation to increase the number of authorized shares of common stock from nine hundred seventy-five million (975,000,000) common shares to two billion (2,000,000,000) common shares.

Effective January 20, 2015, we effected a 1-for-150 reverse split (the “Second Reverse Stock Split”) which as preceded by a filing of an amendment to our Articles of Incorporation that we completed with the Nevada Secretary of State on December 30, 2014.

On January 6, 2016, we entered into that certain Director Resignation and Release Agreement with Kevin P. Quirk (the “Quirk Release Agreement”). In accordance with the Quirk Release Agreement, Mr. Quirk resigned from his positions as our Chief Executive Officer and Director in exchange for our release of Mr. Quirk from certain liabilities.

On July 12, 2016, we again amended our Articles of Incorporation to increase the amount of our authorized common stock from billion (2,000,000,000) common shares to five billion (5,000,000,000) common shares.

On June 27, 2017, we and Creative Edge Nutrition, a Nevada corporation ("CEN") entered into that certain asset purchase agreement whereby we acquired certain assets and we assumed certain liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy"). As consideration, we also agreed to exchange 4,719,760,108 shares of its common stock. On January 24, 2018, we completed the distribution of its common shares to the CEN shareholders in order to consummate the acquisition of Giddy. Pursuant to the Agreement, the Company is in the process of spinning out its existing assets and liabilities and assuming Giddy's business plan involving nutritional supplements and energy drinks focusing on an active lifestyle.

On August 23, 2017, we again amended our Articles of Incorporation to increase the number of authorized shares of common stock from five billion (5,000,000,000) common shares to nine billion (9,000,000,000) common shares.

On October 13, 2017, we entered into that certain Director Resignation and Release Agreement with Scott C. Martin (the “Martin Release Agreement”). In accordance with the Martin Release Agreement, Mr. Martin resigned from his position as our Director in exchange for our release of Mr. Martin from certain liabilities.

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

Current Products, Potential Product Categories and Product Extensions

We are a consumer products company focused on the health and wellness food and beverage sectors. We also are a brand acquisition and holding company. We offer products that we believe can provide health and wellness solutions that make sense and fit into the everyday lives of certain consumer segments. While we have limited managerial and financial resources, we are focused on three strategic areas: Food Technology, Consumer Products and Value Added.

We believe that we are different than many of our competitors in that we may be able to combine innovative technology and product development with perceptive marketing and sales service strategy. Currently, we own and operate subsidiaries in green and energy drink markets. See: www.drinkgiddyup.com.

Intellectual Property

We have no patented technology and we do not hold any patents that would otherwise serve to provide us with any protection of our intellectual property rights. However, our products are generally formulated utilizing our own proprietary formulations.

Production, Sources of Raw Materials and the Names of Principal Suppliers

While our sole corporate officer, Joe E. Poe, Jr. and our consultants have reviewed, studied and analyzed the natural and/or organic product market in certain product areas, our strategy is to establish a product procurement and development program that may allow us to obtain the assistance of marketing professionals. In all of these efforts we may, if our financial circumstances and market conditions allow, offer us an opportunity to build our business, create brands through eco-friendly packaging and distinctive labeling, and develop potentially key product distribution relationships in selected geographic and certain markets that may offer us significant opportunities.

Marketing Strategy

If we can successfully implement our business strategy, we seek to have our brand name strongly associated on with high quality products that attract a strong consumer interest and to focus our efforts on finding and developing complimentary nutritional supplement products for North America consumer market and beyond.

GIDDY UP Energy Products is a wholesale manufacturer engaged in marketing and distribution of carbonated and non-carbonated energy drinks, shakes, energy bars, and related products. All of its manufacturing operations are conducted in accordance with GMP guidelines at GMP Certified and/or FDA registered facilities. The website at www.giddyupenergyproducts.com.

Overall and if we are able to obtain sufficient additional financial resources on a timely basis and if market conditions allow, we seek to become a leader in certain segments of the quality food and beverage business and, in so doing, set the standards of excellence for food manufacturers as well. We are aware that our products will need to meet very high consumer expectations and provide greater consumer value in an intensely competitive marketplace where other larger and well-established consumer package goods (CPG) manufacturers have far greater financial, managerial, and marketing resources than we have and which we may have in the future. We do not anticipate that competition in the CPG marketplace will decrease at any time in the future. And to the extent that we are able to implement our strategy and our product and marketing plans, there can be no guarantee that we will gain and later sustain any significant share of the market and do so while also generating profits and positive cash flow. There are many large national and international CPG companies that have nearly unlimited financial resources, marketing budgets, research staff, and other resources that are far beyond any that which we currently have and any that we likely will have in the future.

Our limited in-house product research has led us to believe that there may be a sufficiently large consumer segment that may be attracted to our products and the perceived health benefits, product value, and product taste of our products that may allow us to gain sufficient product distribution and a retail presence in certain geographic markets.

We believe that words like “natural,” “clean label,” “green,” “eco-friendly”, “organic”, “non-GMO” and “sustainability” are the new marketing buzzwords in today’s food and beverage industry. Products and ingredients bearing these tags have created strong consumer loyalty in certain consumer segments and among significant purchase influencers. We believe that products offered by the CPG industry that possess natural and naturally derived ingredients are growing at above-market growth rates and that they offer greater profit potential for food and beverage manufacturers. We also are aware that over the past two decades consumers have become more health conscious with the result that products that are marketed with these buzzwords and offer good value to the consumer at an attractive price point attract a loyal segment of the retail market with repeat consumer purchasing behavior. In that respect, we believe that many of these consumers also view such products as a heathier choice than similar products that do not possess these perceived better attributes. Some CPG marketers have also said that such products also promote the consumer perception that they offer healthiness-on-the-go and beverages thus the perceived consumer value proposition is higher compared to products in the same product category that do not offer these attributes. We have not undertaken any marketing or product research and we have not engaged the services of any independent and professional marketing research firm to assist us in evaluating or developing any of our assessments and we have no present plans to do so.

We believe that there is a sizable segment of the CPG consumer market that understands and appreciates the “health value” offered by certain products and that they are willing to pay a premium for CPG products that include health ingredients, which may promote general health and well- being by preventing certain diseases. This is sometimes referred to as the “health and wellness segment.” However, we believe that the industry also confronts certain challenges in coping with the demand of natural ingredients used in food and beverage applications, particularly, in terms of sustainability.

We also believe that this “health and wellness” CPG segment will likely continue to increase and that this segment also offers better profit margin potential as well. And we believe that consumers are increasingly aware of the incidence of lifestyle-based disorders, such as cardiovascular diseases (CVDs), obesity, osteoporosis and diabetes, among others. We believe that this general market awareness has served to further the sales growth and the market share of products that are perceived as natural alternatives since this consumer segment perceives health benefits that are not available from other CPG products that are not “natural” or “organic.” Other products contain what some in the CPG industry refer to as “synthetic ingredients” in that they are not “natural” or “organic.” We believe that this product differentiation has further cautioned consumers and it has allowed products that are marketed under the “natural” or “organic” moniker to have higher price points and higher margins. Consumers perceive natural ingredients as having a positive impact on general health, while synthetic ingredients have certain detrimental effects on health. As a result, food manufacturers have promptly responded to the situation by completely replacing or partially replacing synthetic ingredients with their natural counterparts.

We also believe that CPG products that are marketed as offering greater health and benefits products are expanding faster than the overall market in many CPG segments. Thus, those products are gaining market share. Overall, there are many large, well-established CPG companies that possess a greater and far more sophisticated understanding of consumer trends and they have significant consumer research capabilities that far exceeds our current capabilities and those that we likely will have in the future. We are also aware that eight out of ten of the fastest growing food and beverage categories are generally linked to consumer perceptions of health. In 2013, the market for Health & Nutrition foods at retail value is estimated at $720 billion with a CAGR of 7.4%. This constituted 24% of the total food market which had an average CAGR of 2.8%.

Segments

Consumer Product Group (CPG)

If we are successful in obtaining sufficient financial, managerial, and marketing resources on reasonable terms and on a timely basis and provided that market conditions are favorable, we believe that we may be able to implement our business plan in one or more CPG product segments. In that respect, we may build and in other cases buy certain companies that may offer us attractive acquisition opportunities in one or more CPG health and wellness food and beverage market segments. While it is difficult to know the extent of future market conditions and opportunities that may be available, we anticipate that suitable acquisition targets that meet our investment criteria share a number of common features:

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

We have observed that beverage products marketed as “a natural energy drink, bursts with flavor and is packed with healthy essential benefits such as dietary fiber, anti-oxidants, minerals along with vitamin C, vitamin D, B12, B3 and B5 currently attract what appears to be a strong and loyal consumer following. Some of these products also reference a blend of cherries and pears and the marketing lines include a suggestion that the product is a crisp pick-me up to satisfy and quench thirst. Such product marketing obviously requires a sophisticated understanding of consumer needs and the current consumer trends in selected consumer segments.

Competition

We face many large and highly successful competitors who have a long history of success in marketing a large and diverse product line in the beverage industry and the health drink product market segment. These competitors compete in multiple geographic and product markets with the help of internal and external market CPG research that we will never likely possess at any time in the future. They are well-established, multi-million-dollar companies that possess a greater and far more sophisticated understanding of consumer trends and they have significant consumer research capabilities that far exceeds our current capabilities and those that we likely will have in the future. Each of these competitors also possess sophisticated marketing models, a deep reservoir of experienced distributors and greater market research capabilities than we will likely ever have. These advantages are augmented with far greater managerial and financial resources that are far beyond and likely will be far beyond anything that we will ever possess.

Employees

At the present time, the Company has one employee.

Item 1A. Risk Factors

Our business is subject to many significant business risks that are largely beyond our control. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.

We have not attempted to rank any of the risks shown below but we caution you that any investment in our Company involves a substantially high risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

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

Risks Related to our Business and Industry

WE ARE SUBJECT TO THE RISKS INHERENT IN A NEW BUSINESS VENTURE.

We are subject to substantially all the risks inherent in a new business venture. Because of our history of changing our business plan combined with several changes in management, we have no comparable history of operations that would allow an investor to evaluate our past performance with comparable products in a similar business. We are also a small company and we have limited capital compared to many others that operate with sophisticated business models developed with sophisticated business analytics. As a result, we are particularly susceptible to adverse effects of changing economic conditions and consumer tastes, competition, and other contingencies or events beyond our control. We are also aware that our product market and consumer tastes are changing, and we do not have the market research capabilities to fully understand and anticipate these and other changes in the marketplace.

WE HAVE NO HISTORY OF PROFITABILITY AND GENERATING POSITIVE CASH FLOW.

We have no history of generating profits and positive cash flow. As a result, any purchase of our Common Stock is subject the investor to total loss of their investment resulting from insolvency, bankruptcy, or some other action by our present and future creditors since our common stock (and our preferred stock) is and will be subordinate to the rights of our existing and future creditors.

NEGATIVE EQUITY AND ABSENCE OF WORKING CAPITAL.

Our most recent balance sheet as of December 31, 2017 shows that our Total Liabilities exceed our Total Assets by over 4.2 million dollars and we have only minimal working capital. As a result, we are insolvent, and we face a clear risk of bankruptcy and other adverse action by our existing and future creditors. At present, we have no current plan to raise any significant additional equity capital and we are not aware of any interest of any underwriter, placement manager or other funding source that has any interest in assisting us in obtaining additional capital. As a result, we face and continue to face a clear risk of insolvency, bankruptcy, and other adverse action by our existing and future creditors.

NEGATIVE CASH FLOW.

We do not have any history of generating and sustaining our operations with a positive cash flow. That is, our operations have been characterized by negative cash flows whereby our cash disbursements have exceeded our cash receipts. For these and other reasons, any person who acquires our Common Stock faces a significant risk of loss of their entire investment.

SUBSTANTIAL LIKELIHOOD OF IMMEDIATE AND SUBSTANTIAL DILUTION.

While we have no present plans to raise capital and no prospect that any additional capital can be raised in sufficient amounts, on a timely basis, and on reasonable terms, in the event that any significant additional capital is raised, holders of our common stock face a substantial likelihood of immediate and substantial dilution of their interests in the company.

ABSENCE OF CONTROL AND AUTHORIZED “BLANK CHECK” PREFERRED STOCK.

Any person who acquires our Common Stock will not have any real ability to elect any Director to our Board of Directors or otherwise influence or control the policies or direction of the Company since we previously issued shares of preferred stock to Joe E. Poe, Jr. and these shares possess super-voting rights that allows Joe E. Poe, Jr. the unfettered to elect all Directors to our Board of Directors and thereby control the Company. Our Articles of Incorporation authorize the Company’s Board of Directors to authorize and issue one or more series of our Preferred Stock each with such rights and privileges as our Board of Directors determines without the necessity of obtaining any consent or approval of our common stockholders. As a result, holders of our Common Stock have no real ability to control or influence the Company at any time in the future.

COMMON STOCK SUBORDINATE TO CLAIMS OF EXISTING AND FUTURE CREDITORS.

All of our Common Stock is subordinate to the claims and interests of our existing and future creditors and as a result, any person who acquires our Common Stock is subject to a high risk of the total loss of their investment.

LIMITED AND SPORADIC TRADING MARKET FOR OUR COMMON STOCK.

Our Common Stock is traded only on a limited and sporadic basis as an unlisted security on the OTC Market and there is no likelihood that any liquid trading market will ever develop or if it does develop that any such market can be sustained. As a result, holders of our Common Stock may find it very difficult to undertake any re-sale of their holdings without incurring a prolonged delay and likely at a significant discount to observed prices. For these reasons our Common Stock should not be considered a liquid investment and it is entirely unsuitable for investors who seek to make only liquid investments.

NO LIKELIHOOD OF DIVIDENDS.

We have no history of profitability and, for that matter, we have no history of paying any dividends. In the unlikely event that we generate profits, if any, we anticipate that all such profits will be reinvested into the Company.

ABSENCE OF WORKERS’ COMPENSATION INSURANCE AND LIMITED INSURANCE COVERAGE.

We do not have any workers’ compensation insurance coverage. As a result, in the event that any employee of the Company suffers any personal injury or any property damage while in the employ of the Company or in any capacity as an employee of the Company, we may be exposed to claims under applicable state laws involving tort claims for personal injury and property damage. The extent of these claims could range from several tens of thousands of dollars to tens of millions of dollars. In addition, we may be exposed to claims from the Oklahoma Department of Insurance as well. As a result, the Company is exposed to existential claims that could result in insolvency and bankruptcy with the further result that persons who acquire our Common Stock could lose their entire investment.

LIMITED MANAGERIAL RESOURCES; LACK OF “KEY MAN” INSURANCE.

Currently we have only one officer, Mr. Joe E. Poe, Jr. who is also our sole Director. As a result, our ability to manage our business effectively is constrained by the limited amount of our managerial resources and there can be no assurances that we can retain the services of Mr. Joe E. Poe, Jr. in the future and otherwise attract and retain other experienced, talented, and skilled management talent necessary to execute our business plan. We have not entered into any employment agreement with Mr. Poe and we have no present plans to enter into any such agreement. Further, we do not have any “key man” life insurance on the life of Mr. Poe and we do not anticipate obtaining any such insurance at any time in the future. The loss of Mr. Poe’s services to the Company would likely result in protracted and serious financial losses with the high likelihood that stockholders would lose all or nearly all of their investment.

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

RISKS ASSOCIATED WITH IMPLEMENTATION OF BUSINESS PLAN.

As a development-stage company, we continue to face substantial risks, uncertainties, expenses, and difficulties in our efforts to implement our business plan. The extent of these risks are not known and we have no demonstrable record of operations of any substance upon which anyone can evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. For these and many other reasons, we cannot assure any purchaser of our common stock or our preferred stock that it will be successful in implementing our business plan or otherwise achieving our objectives.

GOING CONCERN QUALIFICATION AND QUALIFIED AUDITOR’S OPINION.

As a result of our negative equity, our lack of working capital, and our lack of revenues, our independent auditors have raised substantial doubt about our ability to continue as a going concern. Given these circumstances, any person who acquires our Common Stock or our Preferred Stock should be prepared to lose their entire investment.

CHANGES IN CONSUMER PREFERENCES AND DISCRETIONARY SPENDING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUE, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We are subject to shifting and uncertain consumer preferences away from our products. Further we likely will be unable to develop new products that appeal to consumers, or changes in our product mix that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

FLUCTUATIONS IN VARIOUS COMMODITY, PACKAGING AND SUPPLY COSTS, COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

We are aware that the prices of the main ingredients in our offerings can be highly volatile. Supplies and prices of the various products that we use to prepare our products can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. An increase in pricing of any major ingredients that we use in our products could have a significant adverse effect on our profitability. In addition; higher diesel prices have, in some cases, resulted in the imposition of surcharges on the delivery of commodities to distributors. Additionally, higher diesel and gasoline prices may affect our supply costs and may affect our sales going forward. To help mitigate the risks of volatile commodity prices and to allow greater predictability in pricing, we hope to enter into fixed price or to-be-fixed priced purchase commitments. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more than would have been required absent such activities. We do not presently have any multi-year pricing agreements (with fixed processing costs), and none with guaranteed volume commitments.

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

We are aware that the beverage and food service businesses can be adversely affected by litigation and complaints from consumers or government authorities resulting from food and beverage quality, illness, injury or other health concerns or operating issues stemming from one retail location or a limited number of retail locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging consumers from buying our products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result. We do not carry any product liability and other related insurance and we have no present plans to do so. As a result, we will be directly exposed to all such claims and any related claims alleging losses due to our products and any asserted related losses with the consequential result that holders of our Common Stock and our Preferred Stock could easily suffer the total loss of their investment.

BEVERAGE AND FOOD SAFETY CONCERNS AND INSTANCES OF FOOD-BORNE ILLNESSES COULD HARM OUR CONSUMERS, RESULT IN NEGATIVE PUBLICITY AND CAUSE THE TEMPORARY CLOSURE OF SOME CONSUMERS’ STORES AND, IN SOME CASES, COULD ADVERSELY AFFECT THE PRICE AND AVAILABILITY OF FRUITS, ANY OF WHICH COULD HARM OUR BRAND REPUTATION, RESULT IN A DECLINE IN SALES OR AN INCREASE IN COSTS.

We consider food and beverage safety a top priority and will dedicate substantial resources towards ensuring that consumers enjoy high-quality, safe and wholesome products. However, we cannot guarantee that controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, reliance on third-party suppliers and distributors increases the risk that food-borne illness incidents (such as E. coli, Hepatitis A, Salmonella or Listeria) could occur outside of our control and at multiple locations. We intend to utilize High Pressure Processing (HPP) whenever possible to mitigate these risks.

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

THE FOOD SERVICE INDUSTRY HAS INHERENT OPERATIONAL RISKS THAT MAY NOT BE ADEQUATELY COVERED BY INSURANCE.

We currently do not have any product liability insurance or any related insurance. If we later acquire any such insurance, we cannot assure you or any holder of our Common Stock that we will carry sufficient insurance against all risks or that our insurers will pay a particular claim. Furthermore, in the future, we may not be able to obtain adequate insurance coverage at reasonable rates for our operations. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we may receive indemnity insurance coverage for tort liability. Our insurance policies may also contain deductibles, limitations and exclusions which, although we may believe are standard in the food service industry, may nevertheless increase our costs.

WE FACE UNCERTAINTY IN OUR EFFORTYS TO GAIN AND SUSTAIN ANY RETAIL DISTRIBUTION OF OUR PLANNED PRODUCTS.

We have not determined if we can achieve any retail distribution for our planned products and how or where any such distribution may be achieved and, if achieved, that it can be sustained. Since we have no working capital and we have negative equity, we are not able to predict if and when we may be able to undertake any efforts to implement our business plan, if ever. In the event that that we are successful in overcoming these and other significant financial challenges, we are aware that our future results depend on various factors, including successful selection of new markets, market acceptance of our brands, consumer recognition of the quality of our products and willingness to pay our prices (which reflect our often-higher ingredient costs,) the quality and performance of our equipment and general economic conditions. In addition, as with the experience of other retail food and beverage concepts who have tried to expand nationally, we may find that our product concepts have limited or no appeal to consumers in new markets or we may experience a decline in the popularity of our brands. We are also aware that any newly opened stores may not succeed, future markets may not be successful and average store revenue may not meet expectations. Moreover, we anticipate that we may incur losses and negative cash flow for several years, at a minimum. As a result, investors who acquire our Common Stock should be prepared to lose their entire investment.

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD HARM OUR BUSINESS AND OPERATING RESULTS.

Our plans call for a significant increase in the number of consumers. Product supply, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures, and controls and to hire, train and retain management and staff. We may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure. We also place a lot of importance on our culture, which we believe will be an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results with the result that we may face significant and protracted losses thereby.

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

WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS.

We are aware that our business may require significant capital in the future each year and for many years even if we can implement our business plans. We are also aware that any business that grows typically has negative cash flow as funds are needed to support higher levels of inventory and receivables together with higher advertising and marketing expenditures. As a result of these and related circumstances and even if we are successful in implementing our business plan, any person who acquires our Common Stock or our Preferred Stock will likely suffer significant and immediate dilution and otherwise become subordinate to the rights and claims of creditors. In addition, any financing that we obtain may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our credit facility. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth.

THE MARKETING AND SALE OF A CONSUMER PRODUCT EXPOSES US TO SIGNIFICANT RISK OF LITIGATION TOGETHER WITH THE DISTRACTION OF OUR LIMITED MANAGEMENT, INCREASING OUR EXPENSES OR SUBJECTING US TO MATERIAL MONEY DAMAGES AND OTHER REMEDIES.

The marketing of any consumer product is highly risky. We are aware that consumers could file complaints or lawsuits against us alleging that we are responsible for some illness or injury their consumers suffered at or after a visit to their stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results. The food and beverage services industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices. We have no present plans to obtain insurance coverage for these risks or any risks associated with or arising out of any product that we plan to market and sell in the future. As a result, in the event that we incur costs and liabilities as a result of or associated with our planned offering and sale of our products, we likely will face protracted and significant financial costs and protracted losses thereby with the result that anyone who acquires our Common Stock or our Preferred Stock likely will lose their entire investment.

WE MAY ALSO INCUR COSTS RESULTING FROM OTHER SECURITY RISKS WE MAY FACE IN CONNECTION WITH OUR ELECTRONIC PROCESSING AND TRANSMISSION OF CONFIDENTIAL CONSUMER INFORMATION.

In the event that we are able to implement our business plan then we are likely to face the risks from using commercially available software and other technologies to provide security for processing and transmission of consumer credit card data. Our systems could be compromised in the future, which could result in the misappropriation of consumer information or the disruption of systems. Either of those consequences could have a material adverse effect on our reputation and business or subject it to additional liabilities with consequential and significant financial losses arising thereby.

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

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

We will compete with many large and well-established companies, food and beverage service, C-stores and other approved channels and otherwise, on the basis of taste, quality and price of product offered, consumer service, atmosphere, location and overall guest experience. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and profit margins and otherwise result in significant financial losses that could result in insolvency or bankruptcy.

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT SIGNIFICANT ADDITIONAL FINANCING WHICH MAY BE UNAVAILABLE.

We have negative equity of $4.2 million as of December 31, 2017, minimal working capital and no clear plan to raise additional capital. To date, hawse have funded our operations with minimal financial resources, and we have not generated sufficient cash from operations to be profitable or to maintain sufficient inventory. Unless we are successful in generating sufficient revenues to finance operations as a going concern while also achieving profitability and positive cash flow, the Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available.

THE COST TO MEET OUR REPORTING AND OTHER REQUIREMENTS AS A PUBLIC COMPANY SUBECT TO THE EXCHANGE ACT OF 1934 WILL BE SUBSTANTIAL AND MAY RESULT IN US HAVING INSUFFICIENT FUNDS TO EXPAND OUR BUSINESS OR EVEN MEET ROUTINE BUSINESS OBLIGATIONS.

Subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements that could limit our ability to invest in inventory, accounts receivable, marketing, product development, and other necessary expenditures.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND STOCKHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY.

We are aware that directors and management of publicly-traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do not carry directors’ and officers’ liability insurance. Directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain. If we are unable to provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

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

WE MAY NOT ACHIEVE RESULTS SIMILAR TO ANY CURRENT OR FUTURE FINANCIAL PROJECTIONS.

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

OUR EXISTING SHAREHOLDERS WILL EXPERIENCE SUBSTANTIAL AND IMMEDIATE DILUTION.

In the event that we are able to implement our business plan, we will need to raise significant additional capital from the sale of debt, equity, or both. Any funds, and these funds may not be available on favorable terms, or at all. Furthermore, if we issue debt or equity securities to raise additional funds, our existing shareholders will experience substantial and immediate dilution, and the new debt or equity securities may have rights, preference, and privileges senior to those of our existing shareholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated consumer requirements.

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

WE ARE SUBJECT TO THE PENNY SOCK RULES WHICH WILL MAKE OUR COMMON STOCK MORE DIFFICULT TO SELL.

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

STATUS OF “PENNY STOCK” AND IMPACT ON MARKET LIQUIDITY.

Trading in our Common Stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules. In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets has been in operation for at least three years ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor, and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

LIKELIHOOD OF GOVERNMENTAL APPROVAL OF OUR PRINCIPAL PRODUCTS.

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

WE ARE SUBJECT TO GOVERNMENT AND INDUSTRY REGULATION.

We are subject to various federal, state and local regulations and we likely will face greater regulations in the future. Our products are subject to state and local regulation by health, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new products which could delay planned execution of our business plan. We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We may in the future have to modify office and warehouse space, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material. Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry. As a result, we may in the future become subject to initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our products, which could increase our expenses.

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

Fiscal Year 2017 Quarters Ended:	High	Low
March 31, 2017	$0.0003	0.0001
June 30, 2017	0.0005	0.0001
September 30, 2017	0.0006	0.0001
December 31, 2017	0.0003	0.0001

Fiscal Year 2018 Quarters Ended:	High	Low
March 31, 2018	$0.0003	$0.0001
June 30, 2018	0.0004	0.0001
September 30, 2018	0.0003	0.0001
December 31, 2018	0.0002	0.0001

(b) Holders

As of November 11, there were approximately 712 stockholders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Results of Operations for the years ended December 31, 2018, and 2017

Revenues

We did not record any revenues for the years ended December 31, 2018 and 2017. As discussed above, we discontinued our operating subsidiary Harvest Soul; which had been our sole source for sales revenue in prior year periods. We are contemplating various opportunities as a means to generate future sales revenue; however, we can provide no assurance that our efforts will successfully result in any new revenues.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue.

We did not record any cost of goods sold for either of the years ended December 31, 2018, and 2017. As such, we did not realize any gross margin for either of the years ended December 31, 2018 and 2017.

Operating Expenses

We incurred $945,857 in operating expenses from continuing operations for the year ended December 31, 2018, compared to $503,007 in operating expenses from continuing operations for the year ended December 31, 2017, or an increase of $442,850.

Our operating expenses are primarily comprised of compensation and benefits, professional fees and other general and administrative costs. During the year ended December 31, 2018, we incurred charges related to the settlement of certain legal matters. See Item 1. Legal Proceedings. On January 1, 2018, the Company issued three convertible notes to settle legal damages totaling $693,819 awarded to the Plaintiffs after pursuing all potential remedies against the other Defendants. On April 27, 2018, the Company issued one share of convertible, preferred stock to settle a legal matter totaling $60,000.

During the year ended December 31, 2017, we recorded an impairment charge related to the acquisition of certain assets and liabilities associated with the business of Giddy Up Energy Products. At December 31, 2017, as a result of significant delays in placing the acquired assets and liabilities into service, the Company performed the impairment test as prescribed by ASC 350 on the carrying value of its goodwill and recorded an impairment charge totaling $463,007.

We expect our operating expenses to increase proportionally to our business activities as we begin to execute upon our Plan of Operations in future periods.

Other Income (Expense)

Net other expenses totaled $1,188,117 for the year ended December 31, 2018, compared to $690,696 in net other expenses for the year ended December 31, 2017.

The Company has issued various convertible notes to help finance its operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the year ended December 31, 2018, we recorded a non-cash gain of $2,174,882, compared to a loss of $608,887 from the change in the value of these derivative features. Additionally, during the year ended December 31, 2018 we recorded a derivative liability expense of $2,374,508 compared to $0 during the year ended December 31, 2017.

During the year ended December 31, 2018, we recorded interest expense related to the amortization of debt discounts totaling $698,638 compared to $0 during the year ended December 31, 2017.

Net loss from continuing operations

We incurred a net loss from continuing operations of $2,133,974 or $0.00 per share, for the year ended December 31, 2018, compared to a net loss of $1,193,703, or $0.00 per share, for the year ended December 31, 2017.

The weighted average number of basic and fully diluted shares outstanding for the year ended December 31, 2018, was 8,657,514,707 compared to 1,639,773,469 for the year ended December 31, 2017. There are no dilutive equivalents included in our calculation of fully diluted shares for the years ended December 31, 2018, and 2017, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $852,150 for the year ended December 31, 2018, and a net loss of $1,252,941 for the year ended December 31, 2017. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its Plan of Operation. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2018, we had $188 in assets and a working capital deficit of $4,219,266. Our working capital deficit is largely due to the balance of our convertible notes payable and related derivative liabilities.

During the year ended December 31, 2018, we used net cash of $63,181 from our operating activities from continuing operations compared to $0 cash provided by or used in our operating activities from continuing operations for the year ended December 31, 2017.

During the year ended December 31, 2018, net cash provided by our financing activities from continuing operations was $63,368 compared to $0 cash provided by or used in our financing activities from continuing operations for the year ended December 31, 2017.

We anticipate that our cash requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding in the near term for such requirements are expected to be cash generated from raising additional funds by the issuance of convertible notes. However, we can provide no assurances that we will be able to generate sufficient cash flow or obtain additional financing on terms satisfactory to us if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offerings of our company’s securities. See “Note 2– Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Fresh Promise Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Promise Foods, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

November 22, 2019

FRESH PROMISE FOODS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$188	$—
Total current assets	188	—
Total assets	$188	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	653,218	324,221
Convertible notes payable, current	1,497,831	790,859
Derivative liabilities	1,899,209	1,699,583
Related party payables	3,730	3,600
Current liabilities of discontinued operations	—	1,281,823
Total current liabilities	4,219,454	4,265,552
Total liabilities	4,219,454	4,265,552

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,0000 shares
issued and outstanding as of December 31, 2018 and 2017, respectively	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; 1 and zero shares
issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock, $0.00001 par value. 2,000,000,000 shares authorized; 8,809,999,998 and 7,338,180,185 shares
issued and outstanding as of December 31, 2018 and 2017, respectively	88,100	73,382
Additional paid-in capital	8,830,754	7,947,036
Accumulated deficit	(13,138,220)	(12,286,070)
Total stockholders' deficit	(4,219,266)	(4,265,552)
Total liabilities and stockholders' deficit	$188	$—

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2018	2017

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses
Compensation and benefits	60,000	40,000
General and administrative expenses	812,893	—
Impairment charge	—	463,007
Professional fees	64,314	—
Stock based compensation	8,650	—
Total operating expenses	945,857	503,007
Income (loss) from continuing operations before other income (expense) and income taxes	(945,857)	(503,007)
Other income (expenses)
Derivative liability expense	(2,374,508)	—
Gain (loss) on change in value of derivative liabilites	2,174,882	(608,887)
Interest expense, net	(988,491)	(81,809)
Total other income (expense)	(1,188,117)	(690,696)
Income (loss) from continuing operations before income taxes	(2,133,974)	(1,193,703)
Provision for income taxes (benefit)	—	—
Net income (loss) from continuing operations	(2,133,974)	(1,193,703)
Discontinued operations, net of income taxes	1,281,824	(59,238)
Net income (loss)	$(852,150)	$(1,252,941)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$0.00	$(0.00)
Net income (loss)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	8,657,514,707	1,639,773,469

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Changes in Stockholders' Equity

							Additional		Total
	Preferred Stock - Series A		Preferred Stock - Series D		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2016	10,000,000	$100	—	$—	829,920,304	$8,300	$7,417,724	$(11,033,129)	$(3,607,005)

Net income (loss)	—	—	—	—	—	—	—	(1,252,941)	(1,252,941)
Issuance of common stock in connection with the acquisition
of certain intangible assets	—	—	—	—	4,630,081,800	46,300	416,707	—	463,007
Conversion of convertible debentures and accrued interest into
common stock	—	—	—	—	1,878,178,081	18,782	112,605	—	131,387

Balance, December 31, 2017	10,000,000	$100	—	$—	7,338,180,185	$73,382	$7,947,036	$(12,286,070)	$(4,265,552)

Net income (loss)	—	—	—	—	—	—	—	(852,150)	(852,150)
Issuance of convertible, preferred stock in connection with settlement
of a legal matter	—	—	1	—	—	—	60,000	—	60,000
Issuance of common stock in connection with sales made under
private or public offerings	—	—	—	—	160,000,000	1,600	14,400	—	16,000
Issuance of common stock as compensation to employees, officers
and/or directors	—	—	—	—	—	—	—	—	—
Issuance of common stock in exchange for fees and services rendered	—	—	—	—	240,000,000	2,400	45,600	—	48,000
Conversion of convertible debentures and accrued interest into
common stock	—	—	—	—	1,071,819,813	10,718	48,232	—	58,950
Recognition of beneficial conversion features related to
convertible debentures	—	—	—	—	—	—	715,486	—	715,486

Balance, December 31, 2018	10,000,000	$100	1	$—	8,809,999,998	$88,100	$8,830,754	$(13,138,220)	$(4,219,266)

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(852,150)	$(1,252,941)
Net income (loss) from discontinued operations	(1,281,824)	59,238
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	698,638	—
Preferred stock issued in lieu of cash in settlement of legal matter	60,000	—
Common stock issued in exchange for fees and services	48,000	9,558
Debt issued in lieu of cash in settlement of legal matter	693,819	—
Derivative expense	2,374,508	—
(Gain) loss on change in value of derivative liabilites	(2,174,882)	608,887
Impairment charge	—	463,007
Changes in operating assets and liabilities:
Accrued liabilities	370,580	112,251
Related party payables	130	—
Net cash provided by (used in) operating activities - continuing operations	(63,181)	—
Net cash provided by (used in) operating activities - discontinued operations	—	—
Net cash provided by (used in) operating activities	(63,181)	—

Cash flows from investing activities:
Net cash provided by (used in) financing activities - continuing operations	—	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	16,000	—
Proceeds from issuance of convertible notes	47,368	—
Net cash provided by (used in) financing activities - continuing operations	63,368	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	63,368	—

Net increase (decrease) in cash and cash equivalents	188	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$188	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$715,485	$—
Common stock issued in connection with the acquisition of a business	$—	$463,007
Common stock issued to reduce convertible and promissory notes payable	$58,951	$131,387

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

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

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted a December 31 fiscal year-end.

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

Cash and Cash Equivalents

Fresh Promise Foods Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the years ended December 31, 2018 and 2017, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests scheduled in the fourth quarter.

As of December 31, 2018, the Company did not have any goodwill or indefinite-lived assets. See Note 4 – Acquisition of the Assets and Liabilities of Giddy Up Energy Products, Inc. for more information.

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2018 and 2017. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2018 and 2017, the Company had convertible notes outstanding that could be converted into approximately 21,654,839,992 and 8,969,560,081 common shares based up the closing bid price of the company’s common stock at December 31, 2018 and 2017, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2018 and 2017 because the effect would be anti-dilutive.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received, or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

No share-based expenses were recorded for the twelve months ended December 31, 2018 and 2017.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Management has not filed tax returns for the years ended December 31, 2014, through 2018. The tax year 2013 remains open for examination.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under the authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also, in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. ASC 842 will be effective for the Company beginning on January 1, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Certain areas of the simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments of the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

The Company incurred net losses of $852,150 and $1,252,941 for the years ended December 31, 2018 and 2017, respectively, and the Company had accumulated deficits of $13,138,220 and $12,286,070 and working capital deficits (including the liabilities for discontinued operations) of $4,219,266 and $4,265,552 at December 31, 2018 and 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The operating results of the Company’s Harvest Soul subsidiary classified as discontinued operations are summarized below:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses	—	—
Other income (expenses)	1,281,824	(59,238)
Provision for income taxes (benefit)	—	—
Net income (loss) from discontinued operations	$1,281,824	$(59,238)

The following table presents the major classes of assets and liabilities of Harvest Soul classified as discontinued operations in the consolidated balance sheets:

	December 31, 2018	December 31, 2017
Assets:
Current assets:
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$—	$51,461
Accrued liabilities	—	98,938
Capital lease liability, current	—	43,426
Convertible notes payable, current	—	559,829
Derivative liabilities	—	528,169
Total current liabilities	—	1,281,823
Total liabilities	—	1,281,823
Net liabilities of discontinued operations:	$—	$(1,281,823)

NOTE 4 – ACQUISITION OF THE ASSETS AND LIABILITIES OF GIDDY UP ENERGY PRODUCTS, INC.

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Fresh Promise executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy"). As consideration, the Company agreed to exchange 4,630,081,800 shares of its common stock. The shares were valued at $463,007, or $0.0001 per share, which represents fair market value.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares from its former chief financial officer and chairman Mr. Joseph C. Canouse. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at December 31, 2018.

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

On April 1, 2015, the Company amended the terms of a convertible promissory note for $12,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The aged debt was purchased from its original note holder. The note bears interest at 6% and has a maturity date of April 1, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $12,000 at December 31, 2018.

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

On August 21, 2015, the Company executed a promissory note for $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note remains $30,000 at December 31, 2018.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes remains $30,000 at December 31, 2018.

NOTE 6 –CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes from continuing operations at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Principal value of convertible notes	$1,515,178	$790,859
Unamortized loan discounts	(17,347)	(—)
Total convertible notes, net	$1,497,831	$790,859

The following table sets forth a summary of change in our convertible notes payable for the years ended December 31, 2018 and 2017:

Beginning balance, January 1, 2017	$869,166
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	9,558
Conversion of principal amounts outstanding into common stock of the Company	$(87,865)
Ending balance December 31, 2017	790,859
Issuance of new convertible notes	724,319
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	17,369
Conversion of principal amounts outstanding into common stock of the Company	(17,369)
Ending balance December 31, 2018	1,515,178

On January 5, 2015, the Company executed a promissory note for $20,000. The note bears interest at 6% and has a maturity date of January 5, 2016. It can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $20,000 at December 31, 2018.

On January 26, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of January 26, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at December 31, 2018.

On February 10, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of February 10, 2016. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $3,600 at December 31, 2018.

On February 10, 2015, its holder sold dated June 30, 2014 a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $64,445 at December 31, 2018.

On February 13, 2015, the Company executed a promissory note for $50,000. The note bears interest at 8% and has a maturity date of February 13, 2016. The note can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $52,966 at December 31, 2018.

On March 17, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of March 17, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at December 31, 2018.

On March 27, 2015, the Company executed a promissory note for $15,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $11,000 at December 31, 2018.

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a at a rate equivalent to the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $12,000 at December 31, 2018.

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $23,000 at December 31, 2018.

On August 7, 2015, its holder sold two promissory notes aggregating $46,705 and originating in 2014 to a third-party investor and the terms of the notes were modified. The new note bears interest at 6% and has a maturity date of August 6, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $46,705 at December 31, 2018.

On August 21, 2015, the Company executed a promissory note for $30,000. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $30,000 at December 31, 2018.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes was $30,000 at December 31, 2018.

On September 2, 2015, the Company executed a promissory note for $51,414. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $51,414 at December 31, 2018.

On September 4, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of September 4, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $39,342 at December 31, 2018.

During the year ended December 31, 2015, the Company received debt proceeds from the issuance of five convertible promissory notes aggregating $99,500 to certain lenders. The Company has attempted with no avail to locate these note agreements and validate the sources of these debt proceeds. It has exhausted all of its available resources in its efforts to locate these notes and note holders. As such, the Company has made certain assumptions in regard to the contractual terms associated with these notes, which are consistent with other convertible debt securities issued during the period. The balance of these notes was $99,500 at December 31, 2018.

On January 1, 2018, the Company executed three promissory notes aggregating $693,819 to settle a legal matter. See Note 10 – Commitments and Contingencies. The notes bear interest at 12% and have a maturity date of July 10, 2018. The notes can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. The balance of these notes was $693,819 at December 31, 2018.

On March 13, 2018, the Company issued a convertible promissory note for $5,500. The note bears interest at 12% and has a maturity date of March 13, 2019. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $5,500 at December 31, 2018.

On December 12, 2018, the Company issued a convertible promissory note for $25,000. The note bears interest at 8% and has a maturity date of December 12, 2019. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is equal to the lowest bid price during the five trading days prior to the date of conversion. The balance of this note was $25,000 at December 31, 2018.

As of December 31, 2018, the majority of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of December 31, 2018 and 2017, the Company determined that the fair value of these derivative liabilities totaled $1,899,209 and $1,699,583, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	For the Years Ended
	December 31, 2018	December 31, 2017

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	2.63-2.70%	1.76%
Expected volatility (3)	444.64%-455.49%	446.63 – 486.95%
Expected life (in years)	1.00	0.75 – 1.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

A portion of this amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The remaining debt discounts associated with these beneficial conversion features was $17,348 and $0 respectively as of December 31, 2018 and 2017. The related amortization expense was $698,638 and $0 for the year ended December 31, 2018 and 2017, respectively. See Note 9 – Fair Value Measurements for additional details.

During the year ended December 31, 2018, the Company converted, upon receiving formal notices from its noteholders, $17,368 in note principal, plus accrued interest totaling $41,851 into 1,071,819,813 shares of common stock.

During the year ended December 31, 2017, the Company converted, upon receiving formal notices from its noteholders, $93,164 in note principal, plus accrued interest totaling $38,223, into 1,878,178,081 shares of common stock.

At December 31, 2018 and 2017, the number of shares of common stock underlying these convertible debentures totaled 21,339,046,649 and 8,969,560,081 shares, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 69,999,990 shares with a par value $0.00001. At December 31, 2018 and 2017, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

Common Stock

The authorized common stock of the Company consists of 9,000,000,000 shares with a par value $0.00001. At December 31, 2018 and 2017, the Company had 8,809,999,998 and 7,338,180,185 shares of its common stock issued and outstanding, respectively.

During the year ended December 31, 2018, the Company issued 1,071,819,813 shares of common stock in connection with the conversion of $17,369 in principal and $41,581 in accrued interest related to its convertible promissory notes.

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

NOTE 8 – INCOME TAXES

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $13.1 million that may be available to reduce our tax liability through tax year 2037. We estimate the benefits of this loss carry forward at $2,759,000 if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2018, due to current period losses and full valuation allowance on deferred tax assets.

A reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	2018		2017
Expected expense (benefit) (21%)		$(448,135)	$(250,678)
State income taxes, net of federal benefit		(101,150)	(56,582)
Valuation allowance		549,285	307,259
Accrued expense (benefit)	$		$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2018 and 2017:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$2,759,026	$2,580,075
Less: valuation allowance	(2,759,026)	(2,590,075)
Net deferred tax asset	$—	$—

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2017	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,699,583	-	-	$1,699,583
Total	$1,699,583	-	-	$1,699,583

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2018	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,899,209			1,899,209
Total	$1,889,209			1,899,209

The following table sets forth a summary of change in fair value of our derivative liabilities for the years ended December 31, 2018 and 2017:

Beginning balance, January 1, 2017	$1,099,696
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$(608,997)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$-
Ending balance, December 31, 2017	$1,699,583
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$(2,174,882)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$2,374,508
Ending balance, December 31, 2018	$1,899,209

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018.

Based on the review described above, our Chief Executive Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management evaluated the design and operation of our internal control over financial reporting as of December 31, 2018, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013, and has concluded that such internal control over financial reporting were not effective.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not adequate and effective, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table lists our directors and provides their respective ages and titles as of December 31, 2018.

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

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-Equity Incentive Plan Compensation	(h) Nonqualified Deferred Earnings Compensation	(i) All Other Compensation	(j) Total
Joe E. Poe, Jr.	2019	$60,000	$-	$8,650	$-	$-	$-	$-	$68,650
Chairman & CEO	2018	$40,000	$-	$-	$-	$-	$-	$-	$40,000
	2017	$0	$-	$-	$-	$-	$-	$-	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2018, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by for services provided during our 2018 and 2017 fiscal years.

	2018	2017
Audit related fees	$30,000	$-
Tax fees	-	-
Totals	$30,000	$-

Audit Fees. The fees identified under this caption were for professional services rendered in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2018 and 2017 were pre-approved by Board of Directors.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH PROMISE FOODS INC., INC.

Date: November 22, 2019	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe E. Poe, Jr.	Chief Executive Officer	November 22, 2019
Joe E. Poe, Jr.