Form 10-Q
period 2019-03-31
FRESH PROMISE FOODS, INC.
filed 2020-04-06
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 6, 2020, the Registrant had 8,638,186,066 shares of Common Stock issued and outstanding.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations, and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH PROMISE FOODS, INC.

BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$4,615	$188
Total current assets	4,615	188
Total assets	$4,615	$188

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	696,905	653,218
Convertible notes payable, current	1,503,372	1,497,831
Derivative liabilities	4,337,861	1,899,209
Related party payables	3,730	3,730
Total current liabilities	6,707,334	4,219,454
Total liabilities	6,707,334	4,219,454

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; 1 share issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.00001 par value. 2,000,000,000 shares authorized; 8,999,999,998 and 8,809,999,998 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	90,000	88,100
Additional paid-in capital	8,866,854	8,830,754
Accumulated deficit	(15,659,673)	(13,138,220)
Total stockholders' deficit	(6,702,719)	(4,219,266)
Total liabilities and stockholders' deficit	$4,615	$188

See accompanying notes to the financial statements

FRESH PROMISE FOODS, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018

Sales	$-	$-
Cost of goods sold	-	-
Gross margin	—	—
Operating expenses
Compensation and benefits	15,000	15,000
General and administrative expenses	3,772	741,903
Professional fees	10,800	5,000
Stock based compensation	8,970	8,650
Total operating expenses	38,542	770,553
Income (loss) from continuing operations before other income (expense) and income taxes	(38,542)	(770,553)
Other income (expenses)
Derivative liability expense	—	(2,333,562)
Gain (loss) on change in value of derivative liabilites	(2,438,651)	2,013,395
Interest expense, net	(44,260)	(384,990)
Total other income (expense)	(2,482,911)	(705,157)
Income (loss) from continuing operations before income taxes	(2,521,453)	(1,475,710)
Provision for income taxes (benefit)	—	—
Net income (loss) from continuing operations	(2,521,453)	(1,475,710)
Discontinued operations, net of income taxes	—	(31,903)
Net income (loss)	$(2,521,453)	$(1,507,613)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$—	$(0.00)
Net income (loss)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	8,809,999,465	8,337,612,345

See accompanying notes to the financial statements

FRESH PROMISE FOODS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2019 and 2018

	Preferred Stock - Series A		Preferred Stock - Series D		Common Stock		Paid-in	Retained	Stockholders'
Three Months Ended	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2017	10,000,000	$100	1	$—	7,338,180,185	$73,382	$7,947,036	$(12,286,070)	$(4,265,552)

Net income (loss)	—	—	—	—	—	—	—	(1,507,613)	(1,507,613)
Issuance of common stock in exchange for fees and services rendered	—	—	—	—	240,000,000	2,400	45,600	—	48,000
Conversion of convertible debentures and accrued interest into common stock	—	—	—	—	1,071,819,813	10,718	48,232	—	58,950
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	—	—	698,819	—	698,819

Balance, March 31, 2018	10,000,000	$100	1	$—	8,649,999,998	$86,500	$8,739,687	$(13,793,683)	$(4,967,396)

	Preferred Stock - Series A		Preferred Stock - Series D		Common Stock		Additional Paid-in	Retained	Total Stockholders'
Three Months Ended	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2018	10,000,000	$100	1	$—	8,809,999,998	$88,100	$8,830,754	$(13,138,220)	$(4,219,266)

Net income (loss)	—	—	—	—	—	—	—	(2,521,453)	(2,521,453)
Issuance of common stock in connection with sales made under private or public offerings	—	—	—	—	190,000,000	1,900	36,100	—	38,000

Balance, March 31, 2019	10,000,000	$100	1	$—	8,999,999,998	$90,000	$8,866,854	$(15,659,673)	$(6,702,719)

See accompanying notes to the financial statements

 FRESH PROMISE FOODS, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,521,453)	$(1,507,613)
Net income (loss) from discontinued operations	—	31,903
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	5,541	346,909
Common stock issued in exchange for fees and services	—	48,000
Debt issued in lieu of cash in settlement of legal matter	—	693,819
Derivative expense	—	2,333,562
(Gain) loss on change in value of derivative liabilities	2,438,651	(2,013,395)
Stock based compensation	—	8,650
Changes in operating assets and liabilities:
Accrued liabilities	43,688	53,081
Related party payables	—	90
Net cash provided by (used in) operating activities - continuing operations	(33,573)	(4,994)
Net cash provided by (used in) operating activities - discontinued operations	—	—
Net cash provided by (used in) operating activities	(33,573)	(4,994)

Cash flows from investing activities:
Net cash provided by (used in) financing activities - continuing operations	—	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	38,000	—
Proceeds from issuance of convertible notes	—	5,000
Net cash provided by (used in) financing activities - continuing operations	38,000	5,000
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	38,000	5,000

Net increase (decrease) in cash and cash equivalents	4,427	6
Cash and cash equivalents at beginning of period	188	—
Cash and cash equivalents at end of period	$4,615	$6

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$—	$698,818
Common stock issued to reduce convertible and promissory notes payable	$—	$58,951

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

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company believes these consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of its consolidated financial position and consolidated results of operations for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2019 and December 31, 2018, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2019 and 2018. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At March 31, 2019 and 2018, the Company had convertible notes outstanding that could be converted into approximately 23,377,136,256 and 23,061,342,983 common shares based upon the closing bid price of the company’s common stock at March 31, 2019 and 2018, respectively. Shares that would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2019 and 2018 because the effect would be anti-dilutive.

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Management has not filed tax returns for the years ended December 31, 2014 through 2018.

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

For the three months ended March 31, 2019, the Company incurred net losses from operations of $2,521,453 and had negative cash flows from operating activities of $33,573. The Company has relied, in large part, upon debt financing to fund its operations. As of March 31, 2019, the Company had outstanding indebtedness, net of discounts, of $1,503,372 and had $4,615 in cash.

As such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as such is dependent upon management’s ability to successfully execute its business plan, including increasing revenues through the sale of existing and future product offerings and reducing expenses in order to meet the Company’s current and future obligations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

The operating results of the Company’s discontinued operations are summarized below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018

Sales		$—	$—
Cost of goods sold		—	—
Gross margin		—	—
Operating expenses		—	—
Other income (expenses)		(—)	(31,903)
Provision for income taxes (benefit)		—	—
Net income (loss) from discontinued operations	$	(—)	$(31,903)

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares from its former chief financial officer and chairman Mr. Joseph C. Canouse. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at March 31, 2019.

On April 1, 2015, the Company amended the terms of a convertible promissory note for $12,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The aged debt was purchased from its original note holder. The note bears interest at 6% and has a maturity date of April 1, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $12,000 at March 31, 2019.

On August 21, 2015, the Company executed a promissory note for $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note remains $30,000 at March 31, 2019.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes remains $30,000 at March 31, 2019.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Principal value of convertible notes	$1,515,178	$1,515,178
Unamortized loan discounts	(11,806)	(17,347)
Total convertible notes, net	$1,503,372	$1,497,831

The following table sets forth a summary of change in our convertible notes payable for the three months ended March 31, 2019:

Beginning balance, January 1, 2019	$1,497,831
Principal amount of newly issued convertible notes	—
Beneficial conversion features and other discounts associated with newly issued convertible notes	(—)
Amortization of beneficial conversion features and other loan discounts	5,541
Conversion of principal amounts outstanding into common stock of the Company	(—)
Ending balance, March 31, 2019	$1,503,372
12

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

During the year ended December 31, 2015, the Company received debt proceeds from the issuance of five convertible promissory notes aggregating $99,500 to certain lenders. The Company has attempted with no avail to locate these note agreements and validate the sources of these debt proceeds. It has exhausted all of its available resources in its efforts to locate these notes and noteholders. As such, the Company has made certain assumptions in regards to the contractual terms associated with these notes, which are consistent with other convertible debt securities issued during the period.

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

As of March 31, 2019, the majority of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of a claim as a result of these defaults.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. At March 31, 2019 and December 31, 2018, the Company determined that the fair value of these derivative liabilities totaled $4,337,861 and $1,899,209, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	March 31, 2019	December 31, 2018

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	2.09%	2.63 – 2.70%
Expected volatility (3)	346.94 – 470.13%	444.64 – 455.49%
Expected life (in years)	0.50 – 1.00	1.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

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

All of the convertible debentures were analyzed at the time of their issuance for a beneficial conversion feature. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and were determined to aggregate $698,819. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The remaining debt discounts associated with these beneficial conversion features was $11,806 as of March 31, 2019. The related amortization expense was $5,541 and $346,909 for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, the number of shares of common stock underlying these convertible debentures totaled 23,377,136,256 shares.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 10,000,000 shares with a par value of $0.00001. At March 31, 2019 and December 31, 2018, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

Series D Preferred Stock

In April 2018, the Company designated and issued one (1) share of its preferred stock as “Series D”. The share is convertible into 8.70% of the Company’s then outstanding common stock, but no less than 850,000,000 shares of common stock subject to the satisfaction of certain conditions precedent. The holder is entitled to vote with the Company’s common stockholders, entitled to dividends, and certain liquidation rights. The Company, with the holder’s consent, may redeem the preferred share.

Common Stock

The authorized common stock of the Company consists of 9,000,000,000 shares with a par value of $0.00001. At March 31, 2019 and December 31, 2018, the Company had 8,999,999,998 and 8,809,999,998 shares of its common stock issued and outstanding, respectively.

During the three months ended March 31, 2019, the company issued 190,000,000 shares of common stock in private placements for proceeds of $38,000. These issuances were exempt from registration under rule 144.

NOTE 8 – INCOME TAXES

As of March 31, 2019, the Company had net operating loss carryforwards of approximately $15.7 million that may be available to reduce its tax liability through the tax year 2038. The Company estimates the benefits of this loss carryforward at $3.3 million if it produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2019, due to current period losses and a full valuation allowance on deferred tax assets.

For the three months ended March 31, 2019 and 2018, a reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	2019	2018
Expected expense (benefit) (21%)	$(529,505)	$(308,083)
State income taxes, net of federal benefit	(119,517)	(69,539)
Income tax provision (benefit)	(649,022)	(377,621)
Valuation allowance	649,022	377,621
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of March 31, 2019 and December 31, 2018:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$3,288,531	$2,894,857
Less: valuation allowance	(3,288,531)	(2,894,857)
Net deferred tax asset	$—	$—

Tax net operating loss carryforwards may be limited pursuant to the IRS Section 382 in the event of certain ownership changes.

NOTE 9 – FAIR VALUE MEASUREMENTS

The Company has adopted the guidance under ASC Topic 820 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further authoritative accounting guidance (ASU No. 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

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

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair value were determined by using the Black Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to the fair value of derivatives.

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2018	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,899,209	-	-	$1,899,209
Total	$1,899,209	-	-	$1,899,209

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of March 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	03/31/2019	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$4,337,861	-	-	$4,337,861
Total	$4,337,861	-	-	$4,337,861

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the three months ended March 31, 2019:

Beginning balance, January 1, 2019	$1,899,209
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	2,438,652
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	—
Ending balance, March 31, 2019	$4,337,861

Note 10 – Commitments and Contingencies

On May 1, 2017, the Company entered into an employment agreement with its chief executive officer, Joe E. Poe, Jr. Under the terms of the agreement, the Mr. Poe has the right to be issued one percent (1.0%) of the issued and outstanding shares of the Company’s common stock on the date of his choosing. As of March 31, 2019, the Company has accrued $17,620 in stock-based compensation expense related to this provision.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On September 17, 2019, the Company issued 12 shares of Series E convertible preferred stock to six stockholders in exchange for 361,813,930 shares of common stock. Each share of Series convertible preferred stock is convertible into 40,000,000 shares of common stock. As a result, the Company recorded a charge of $24,000 for the net fair value of the consideration issued to the stockholders.

On November 21, 2019, the Company issued a promissory note for $17,500. The note bears interest at 5% and is due the earlier of (i) January 21, 2019 or (ii) upon demand by the noteholder.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Sales

We did not record any revenues for the three months ended March 31, 2019 and 2018. As discussed above, we discontinued our operating subsidiary Harvest Soul, LLC; which had been our sole source for sales revenue in prior periods.

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

We did not record any cost of goods sold for either of the three months ended March 31, 2019 and 2018. As such, we did not realize any gross profits during either of the three-month periods ended March 31, 2019 and 2018.

Operating Expenses

We incurred $38,542 in operating expenses from continuing operations for the three months ended March 31, 2019, compared to $770,553 in operating expenses from continuing operations for the three months ended March 31, 2018.

Our operating expenses are comprised primarily of compensation costs, professional services and other general expenses. We expect our operating expenses to increase proportionally to our operating activities in future periods as we begin to execute upon our business plan.

The largest component of our operating expenses during the prior year period was related to the settlement of a legal matter. See Item 1. Legal Proceedings. On January 1, 2018, the Company issued three convertible notes to settle legal damages totaling $693,819 awarded to the Plaintiffs after pursuing all potential remedies against the other Defendants.

Other Income (Expense)

Net other expenses totaled $2,482,911 for the three months ended March 31, 2019, compared to $705,157 in net other expenses for the three months ended March 31, 2018.

The Company issues convertible notes to finance operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the three months ended March 31, 2019, we experienced a non-cash loss of $2,438,651 from the increase in value of these derivative features. This compares to a non-cash gain of $2,013,395 from the decrease in the value of these derivative liabilities during the three months ended March 31, 2018.

During the three months ended March 31, 2019, we recorded interest expense related to the amortization of debt discounts totaling $5,541. This compares to interest expense related to the amortization of debt discounts totaling $346,910 during the three months ended March 31, 2018. Interest expense accrued on convertible notes during the three months ended March 31, 2019 totaled $38,718, compared to interest expense of $38,080 during the three months ended March 31, 2018.

Net Loss from Continuing Operations

We incurred a net loss from continuing operations of $2,521,453, or $0.00 per share, for the three months ended March 31, 2019, compared to a net loss of $1,475,710, or $0.00 per share, for the three months ended March 31, 2018.

The weighted average number of basic and fully diluted shares outstanding for the three months ended March 31, 2019 was 8,809,999,465, compared to 8,337,612,345 for the three months ended March 31, 2018. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended March 31, 2019 and 2018, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $ $2,521,453 for the three months ended March 31, 2019 and a net loss of $852,150 for the year ended December 31, 2018. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At March 31, 2019, we had cash and cash equivalents totaling $4,615 and a working capital deficit of $6,702,719. Our working capital deficit is primarily due to the balance of our convertible notes payable and related derivative liabilities.

Net cash used in operating activities from continuing operations was $33,573 for the three months ended March 31, 2019, compared to $4,994 during the three months ended March 31, 2018.

We did not realize any net cash provided by or used in our investing activities from continuing operations in either of the three months ended March 31, 2019 and 2018.

Net cash provided by financing activities from continuing operations was $38,000 for the three months ended March 31, 2019, compared to $5,000 during the three months ended March 31, 2018. The increase during the current year period was directly attributable to proceeds received from the sale of shares of our common stock.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019 and December 31, 2018.

 Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2019. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2019, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2019, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

On April 5, 2018, David G. Wiser filed a lawsuit against the Company for debt acquired in the asset purchase agreement with Creative Edge Nutrition due to the non-convertibility of his debt resulting from the lack of shares available to issue while the Company was delinquent in its filings with the SEC. On April 27, 2018, the lawsuit was settled when the Company issued Mr. Wiser one preferred share convertible into 850,000,000 shares of common stock.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on November 22, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we sold 190,000,000 shares of our common stock to an accredited investor in a private placement for proceeds of $38,000.

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

FRESH PROMISE FOODS INC., INC.

Date: April 6, 2020	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

