Form 10-K
period 2019-12-31
FRESH PROMISE FOODS, INC.
filed 2020-05-28
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-24723

FRESH PROMISE FOODS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0393257
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3416 Shadybrook Drive

Midwest City, Oklahoma 73110

(Address of principal executive offices)

(405) 733-1567

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,800,000 as of June 30, 2019, based upon the closing price on the OTC Markets, Inc. reported for such date.

The number of the registrant’s shares of common stock of the registrant was 8,638,186,066 as of May 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Part I. Financial Information

Available Information

Information about our Company is available from the Company at the address shown on the first page of this Report. We are obligated to file reports with the Securities and Exchange Commission, or SEC. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K FOR FRESH PROMISE FOODS, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL AND MANAGERIAL RESOURCES OF THE COMPANY (SINCE THE COMPANY HAS ONLY ONE OFFICER/DIRECTOR), THE LACK OF ANY INDEPENDENT THIRD PARTY EVALUATION OF THE COMPANY’S BUSINESS PLAN AND STRATEGIES, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

PART I

Item 1. Business

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Fresh Promise Foods, Inc., a Nevada corporation and subsidiaries unless otherwise noted.

Overview

We are an insolvent corporation. We have a history of having no sales revenues, negative cash flow and no profits and we cannot assure that we will ever be successful in generating and sustaining any sales revenues, positive cash flow or profits at any time in the future. We were originally incorporated in the State of Delaware under the name, PLR, Inc. in 1993. Later we completed several name changes and reorganizations.

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

Subsequently, the Stakool and Anthus Acquisition Agreement was amended effective January 19, 2012 to allow for the issuance of an additional 2,650,000 shares of our common stock to certain parties to acquire all of the then outstanding common stock of Anthus. As a result of the Anthus Acquisition Agreement, Anthus became our wholly owne subsidiary and all of the shares of our preferred stock and common stock were duly issued and the sum of $355,000 was duly paid in accordance with that agreement.

Anthus was incorporated in Nevada on June 4, 2009. At the time of the closing of the Anthus Acquisition Agreement, Anthus was a developer and manufacturer of certain natural and organic food products packaged for consumer consumption. At the time, Anthus had one product line in the natural food category and others that it believed could be viable commercial products.

However, and in 2013 following our internal financial evaluations, we terminated the production of the Anthus products in light of our assessment of our limited ability to raise the additional capital needed to market and sell the Anthus products.

On March 15, 2013 all of our officers and directors resigned and Mr. Joseph C. Canouse was appointed as our President, Chief Executive Officer, and sole Director

While we believe that our Anthus product line may offer good value to consumers, we have not undertaken any product or market research to confirm our assessment. Even if the Anthus product line has strong commercial value, unless or until we have sufficient additional financial and managerial resources needed to undertake the anticipated additional market research and the manufacturing, marketing, and promotional efforts that would be required to implement any re-commercialization of the Anthus products, we may not pursue any re-commercialization of the Anthus product line. In the event that we are successful in obtaining sufficient additional capital, we may, if market conditions are favorable, resume production of one or more of the Anthus products. However, we cannot assure you that we will obtain the additional capital that will allow us to undertake these efforts or if we do obtain any additional capital, that it can be obtained on reasonable terms and in sufficient amounts on a timely basis that will allow us to implement any such efforts at any time in the future.

Effective August 5, 2013, we completed a 1 for 100 reverse stock split with the result that we reduced the number of our issued and outstanding common shares from 2,903,888,889 to approximately 29,039,066 (the “First Reverse Stock Split”). Our consolidated financial statements reflect the First Reverse Stock Split.

On September 26, 2013, we amended our Articles of Incorporation to change our name to Fresh Promise Foods, Inc. The amendment also reduced the number of authorized shares of our common stock from 4,000,000,000 common shares to 475,000,000 common shares.

On May 13, 2014, we further amended our Articles of Incorporation to increase the authorized shares of our common stock from 475,000,000 common shares to 975,000,000 common shares.

On June 2, 2014, Joseph C. Canouse resigned as Chairman of our Board of Directors and as Chief Financial Officer of the Company, and our Board of Directors appointed Scott Martin as a Director and Secretary and Mr. Kevin P. Quirk was appointed Chairman of the Board.

On October 16, 2014, we again amended our Articles of Incorporation to increase the number of authorized shares of common stock from 975,000,000 common shares to 2,000,000,000 common shares.

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

On July 12, 2016, we again amended our Articles of Incorporation to increase the amount of our authorized common stock from 2,000,000,000 common shares to 5,000,000,000 common shares.

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

On August 23, 2017, we again amended our Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 common shares to 9,000,000,000 common shares.

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

Current Products, Potential Product Categories and Product Extensions

We envision the Company as a consumer products company focused on the health and wellness food and beverage sectors. We also view the Company as a brand acquisition and holding company. Subject to the constraints and challenges that we face as summarized in our Risk Factors (and elsewhere in this Annual Report), we may be able to offer products that we believe may provide health and wellness solutions that make sense and fit into the everyday lives of certain consumer segments. While we have very limited managerial and financial resources, we are focused on three strategic areas: Food Technology, Consumer Products and Value Added.

We believe that we may be different than many of our competitors in that if we are able to secure the necessary financial and managerial resources on a timely basis and in sufficient amounts, we may be able to combine innovative technology and product development with perceptive marketing and sales service strategy. Currently, we own and operate subsidiaries in green and energy drink markets. See: www.drinkgiddyup.com.

Intellectual Property

We have no patented technology and we do not hold any patents that would otherwise serve to provide us with any protection of our intellectual property rights. However, our products are generally formulated utilizing our own proprietary formulations.

Production, Sources of Raw Materials and the Names of Principal Suppliers

While our sole corporate officer, Joe E. Poe, Jr. (who also has other full-time employment and who is not able to devote any full-time efforts to the Company) and our consultants have reviewed, studied and analyzed the natural and/or organic product market in certain product areas, our strategy is to establish a product procurement and development program that may allow us to obtain the assistance of marketing professionals. In all of these efforts we may, if our financial circumstances and market conditions allow, offer us an opportunity to build our business, create brands through eco-friendly packaging and distinctive labeling, and develop potentially key product distribution relationships in selected geographic and certain markets that may offer us significant opportunities.

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

While we have not obtained any independent third-party evaluation of our plans and strategies, we believe that words like “natural,” “clean label,” “green,” “eco-friendly”, “organic”, “non-GMO” and “sustainability” may be the new marketing buzzwords in today’s food and beverage industry. Products and ingredients bearing these tags appear to have created strong consumer loyalty in certain consumer segments and among significant purchase influencers. We believe that products offered by the CPG industry that possess natural and naturally derived ingredients are growing at above-market growth rates and that they offer greater profit potential for food and beverage manufacturers. We also are aware that over the past two decades consumers have become more health conscious with the result that products that are marketed with these buzzwords and offer good value to the consumer at an attractive price point attract a loyal segment of the retail market with repeat consumer purchasing behavior. In that respect, we believe that many of these consumers may also view such products as a heathier choice than similar products that do not possess these perceived better attributes. Some CPG marketers have also said that such products also promote the consumer perception that they offer healthiness-on-the-go and beverages thus the perceived consumer value proposition is higher compared to products in the same product category that do not offer these attributes. We have not undertaken any marketing or product research and we have not engaged the services of any independent and professional marketing research firm to assist us in evaluating or developing any of our assessments and we have no present plans to do so. As a result, we may later discover that our plans and strategies insufficiently and incorrectly mis-identify significant consumer and market trends with the result that we incur protracted and significant losses with the result that persons who acquire our Common Stock, our Preferred Stock or any other security that we may issue lose all or substantially all of their investment.

We believe that there may be a sizable segment of the CPG consumer market that understands and appreciates the “health value” offered by certain products and that this segment may be willing to pay a premium for CPG products that include health ingredients, which may promote general health and well- being by preventing certain diseases. This is sometimes referred to as the “health and wellness segment.” However, we believe that the industry also confronts certain challenges in coping with the demand of natural ingredients used in food and beverage applications, particularly, in terms of sustainability.

We also believe that this “health and wellness” CPG segment may continue to increase and that this segment also may offer better profit margin potential as well. And we believe that consumers are increasingly aware of the incidence of lifestyle-based disorders, such as cardiovascular diseases (CVDs), obesity, osteoporosis and diabetes, among others. We believe that this general market awareness has served to further the sales growth and the market share of products that are perceived as natural alternatives since this consumer segment perceives health benefits that are not available from other CPG products that are not “natural” or “organic.” Other products contain what some in the CPG industry refer to as “synthetic ingredients” in that they are not “natural” or “organic.” We believe that this product differentiation has further cautioned consumers and it has allowed products that are marketed under the “natural” or “organic” moniker to have higher price points and higher margins. Consumers perceive natural ingredients as having a positive impact on general health, while synthetic ingredients have certain detrimental effects on health. As a result, food manufacturers have promptly responded to the situation by completely replacing or partially replacing synthetic ingredients with their natural counterparts.

We also believe that CPG products that are marketed as offering greater health and benefits products appear to be expanding faster than the overall market in many CPG segments. Thus, those products appear to be gaining market share. Overall, there are many large, well-established CPG companies that possess a greater and far more sophisticated understanding of consumer trends and they have significant consumer research capabilities that far exceeds our current capabilities and those that we likely will have in the future. However, our assessments in all of these matters are based solely upon the limited evaluations undertaken by our sole officer and director, Joe E. Poe, Jr. who can only provide services to us on a limited, part-time basis.

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

Competition

We face many large and highly successful and well-established competitors who have a long history of success in marketing a large and diverse product line in the beverage industry and the health drink product market segment. These competitors compete in multiple geographic and product markets with the help of internal and external market CPG research that we will never likely possess at any time in the future. They are well-established, multi-million-dollar companies that possess a greater and far more sophisticated understanding of consumer trends and they have significant consumer research capabilities that far exceeds our current capabilities and those that we likely will have in the future. Each of these competitors also possess sophisticated marketing models, a deep reservoir of experienced distributors and greater market research capabilities than we will likely ever have. These advantages are augmented with far greater managerial and financial resources that are far beyond and likely will be far beyond anything that we will ever possess. As a result, any person who acquires our Common Stock, our Preferred Stock, or any other security that we may issue should be prepared to lose their entire investment.

Employees

At the present time, the Company has one employee who is also our sole officer and Director, Joe E. Poe, Jr. He also is only able to devote a limited amount of time to the Company in that he has other full-time employment.

Item 1A. Risk Factors

Our business is subject to many significant business risks that are largely beyond our control. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Our Common Stock and our Preferred Stock should be considered a “HIGH RISK” investment suitable only for persons who can afford the total loss of their investment.

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

Risks Related to our Business and Industry

WE ARE SUBJECT TO THE RISKS INHERENT IN A NEW BUSINESS VENTURE.

Our most recent balance sheet as of December 31, 2019 shows that our Total Liabilities exceed our Total Assets by over $5.1 million and we have only minimal working capital. As a result, we are insolvent, and we face a clear risk of bankruptcy and other adverse action by our existing and future creditors. At present, we have no current definitive plan to raise any significant additional equity capital and we are not aware of any interest of any underwriter, placement manager or other funding source that has any interest in assisting us in obtaining additional capital. As a result, we face and continue to face a clear risk of insolvency, bankruptcy, and other adverse action by our existing and future creditors. This risk is likely to increase over time as we incur additional liabilities.

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

NEGATIVE EQUITY AND ABSENCE OF WORKING CAPITAL.

Our most recent balance sheet as of December 31, 2019 shows that our Total Liabilities exceed our Total Assets by over $5.0 million and we have only minimal working capital. As a result, we are insolvent, and we face a clear risk of bankruptcy and other adverse action by our existing and future creditors. At present, we have no current plan to raise any significant additional equity capital and we are not aware of any interest of any underwriter, placement manager or other funding source that has any interest in assisting us in obtaining additional capital. As a result, we face and continue to face a clear risk of insolvency, bankruptcy, and other adverse action by our existing and future creditors.

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

RISKS ASSOCIATED WITH IMPLEMENTATION OF BUSINESS PLAN.

As a development-stage company, we continue to face substantial risks, uncertainties, expenses, and difficulties in our efforts to implement our business plan. The extent of these risks is not known and we have no demonstrable record of operations of any substance upon which anyone can evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We have not received and we do not anticipate receiving any independent third-party evaluation of our business strategies or any of our plans and all of our decisions are made by our sole officer and director who can only devote a limited amount of time to the Company since he has other full-time employment. For these and many other reasons, we cannot assure any purchaser of our common stock or our preferred stock that it will be successful in implementing our business plan or otherwise achieving our objectives.

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

FLUCTUATIONS IN VARIOUS COMMODITY, PACKAGING AND SUPPLY COSTS, COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

We are aware that the prices of the main ingredients in our intended product offerings can be highly volatile. Supplies and prices of the various products that we plan to use to prepare our products can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. An increase in pricing of any major ingredients that we use in our products could have a significant adverse effect on our profitability. In addition; higher diesel prices have, in some cases, resulted in the imposition of surcharges on the delivery of commodities to distributors. Additionally, higher diesel and gasoline prices may affect our supply costs and may affect our sales going forward. To help mitigate the risks of volatile commodity prices and to allow greater predictability in pricing, we hope that we may be able to enter into fixed price or to-be-fixed priced purchase commitments. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more than would have been required absent such activities. We do not presently have any multi-year pricing agreements (with fixed processing costs), and none with guaranteed volume commitments.

We may not be able to prevent others from using our intellectual property, and may be subject to claims by third parties that we infringe on their intellectual property.

Our products are created using what we believe may be proprietary formulations; however, we have no registered patents. Preventing and policing the unauthorized use of our intellectual property is often difficult and any steps we take may not, in every case, prevent the infringement by unauthorized third parties. Further, there can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful. We may need to resort to litigation to enforce our intellectual property rights, which may result in substantial costs and diversion of resources and management attention.

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

While we consider food and beverage safety a top priority and we may, if sufficient financial resources become available, dedicate substantial resources towards ensuring that consumers enjoy high-quality, safe and wholesome products there can be no assurance that we may be able to implement any of our plans and strategies. However, we cannot guarantee that controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, reliance on third-party suppliers and distributors increases the risk that food-borne illness incidents (such as E. coli, Hepatitis A, Salmonella or Listeria) could occur outside of our control and at multiple locations. We intend to utilize High Pressure Processing (HPP) whenever possible to mitigate these risks.

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

THE FOOD SERVICE INDUSTRY HAS INHERENT OPERATIONAL RISKS THAT MAY NOT BE ADEQUATELY COVERED BY INSURANCE.

We currently do not have any product liability insurance or any related insurance. If we later acquire any such insurance, we cannot assure you or any holder of our Common Stock that we will carry sufficient insurance against all risks or that our insurers will pay a particular claim. In that event, any holder of our Common Stock, our Preferred Stock, or any other security that we issue is exposed to the certain HIGH RISK of loss of their entire investment. Furthermore, in the future, we may not be able to obtain adequate insurance coverage at reasonable rates for our operations. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we may receive indemnity insurance coverage for tort liability. Our insurance policies may also contain deductibles, limitations and exclusions which, although we may believe are standard in the food service industry, may nevertheless increase our costs.

WE FACE UNCERTAINTY IN OUR EFFORTS TO GAIN AND SUSTAIN ANY RETAIL DISTRIBUTION OF OUR PLANNED PRODUCTS.

We have not determined if we can achieve any retail distribution for our planned products and how or where any such distribution may be achieved and, if achieved, that it can be sustained. Since we have no working capital and we have negative equity, we are not able to predict if and when we may be able to undertake any efforts to implement our business plan, if ever. In the event that that we are successful in overcoming these and other significant financial challenges, we are aware that our future results depend on various factors, including successful selection of new markets, market acceptance of our brands, consumer recognition of the quality of our products and willingness to pay our prices (which reflect our often-higher ingredient costs,) the quality and performance of our equipment and general economic conditions. In addition, as with the experience of other retail food and beverage concepts who have tried to expand nationally, we may find that our product concepts have limited or no appeal to consumers in new markets or we may experience a decline in the popularity of our brands. We are also aware that any newly opened stores may not succeed, future markets may not be successful and average store revenue may not meet expectations. Moreover, we anticipate that we may incur significant and protracted losses and negative cash flow for several years, at a minimum. As a result, investors who acquire our Common Stock, our Preferred Stock, or any security, should be prepared to lose their entire investment. Our securities should be considered “HIGH RISK” securities.

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD HARM OUR BUSINESS AND OPERATING RESULTS.

Our plans call for a significant increase in the number of consumers. Product supply, financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures, and controls and to hire, train and retain management and staff. Since we have only one officer/Director (who has other full-time employment) and no other employees, we may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure. We also place a lot of importance on our culture, which we believe will be an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results with the result that we may face significant and protracted losses thereby.

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

WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS.

We are aware that our business may require significant capital in the future each year and for many years even if we can implement our business plans. We are also aware that any business that grows typically has negative cash flow as funds are needed to support higher levels of inventory and receivables together with higher advertising and marketing expenditures. As a result of these and related circumstances and even if we are successful in implementing our business plan, any person who acquires our Common Stock or our Preferred Stock will likely suffer significant and immediate dilution and otherwise become subordinate to the rights and claims of creditors. In addition, any financing that we obtain may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions, such as financial covenants under our credit facility. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth. Any person who acquires our securities should be prepared to lose all of their investment.

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

In the event that we are able to implement our business plan then we are likely to face the risks from using commercially available software and other technologies to provide security for processing and transmission of consumer credit card data. Our systems could be compromised in the future, which could result in the misappropriation of consumer information or the disruption of systems. Either of those consequences and other events could have a material adverse effect on our reputation and business or subject it to additional liabilities with consequential and significant financial losses arising thereby.

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

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

In the event that we have sufficient financial resources, we anticipate that we will compete with many large and well-established companies, food and beverage service, C-stores and other approved channels and otherwise, on the basis of taste, quality and price of product offered, consumer service, atmosphere, location and overall guest experience. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and profit margins and otherwise result in significant financial losses that could result in insolvency or bankruptcy.

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT SIGNIFICANT ADDITIONAL FINANCING WHICH MAY BE UNAVAILABLE.

We have negative equity of $5.1 million as of December 31, 2019, minimal working capital and no clear plan to raise additional capital. To date, hawse have funded our operations with minimal financial resources, and we have not generated sufficient cash from operations to be profitable or to maintain sufficient inventory. Unless we are successful in generating sufficient revenues to finance operations as a going concern while also achieving profitability and positive cash flow, the Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available.

THE COST TO MEET OUR REPORTING AND OTHER REQUIREMENTS AS A PUBLIC COMPANY SUBECT TO THE EXCHANGE ACT OF 1934 WILL BE SUBSTANTIAL AND MAY RESULT IN US HAVING INSUFFICIENT FUNDS TO EXPAND OUR BUSINESS OR EVEN MEET ROUTINE BUSINESS OBLIGATIONS.

Subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements that could limit our ability to invest in inventory, accounts receivable, marketing, product development, and other necessary expenditures. These costs directly reduce any funds that we may have to meet our financial obligations to creditors or otherwise sustain the existence of the Company.

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

WE MAY NOT ACHIEVE RESULTS SIMILAR TO ANY CURRENT OR FUTURE FINANCIAL PROJECTIONS.

Projections and estimated financial results are based on estimates and assumptions that are inherently uncertain and, though considered reasonable by us, are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. Accordingly, there can be no assurance that the projected results will be realized or that actual results will not be significantly lower than projected. Neither we nor any other person or entity assumes any responsibility for the accuracy or validity of the projections. All of our plans and projections have not received any independent or third-party evaluation by anyone and are the result of the limited review provide solely by our one (1) part-time officer and Director, Joe E. Poe.

Risks Related to an Investment in our Common Stock

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF ADDITIONAL SHARES OF OUR PREFERRED STOCK.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock. Any such action would also likely and significantly reduce the value of our existing Common Stock and our existing Preferred Stock.

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

Since we cannot be assured of any immediate improvement in our profitability, our cash flow, or both of them, any person who acquires our Common Stock, our Preferred Stock, or any other security that we may offer, will likely incur substantial dilution and diminution in their interest in the Company and thereby substantial losses on their investment thereby. Our securities are properly viewed as “HIGH RISK” securities that are suitable only for those who can afford to lose their entire investment.

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

Furthermore, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities will find it more difficult to sell their securities and any person who acquires our securities will not likely have any continuous liquid trading market that will allow them to sell these securities in the future.

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

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Except as set forth above, we are not aware of any outstanding action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We may discover that one or more actions or suits have been filed against us. As a result, we cannot assure you that we may be exposed to claims and liabilities that result in the Company becoming insolvent with the further result that any person who acquires our Common Stock, our Preferred Stock, or any other securities that we have issued, suffer the total loss of their investment.

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

Fiscal Year 2018 Quarters Ended:	High	Low
March 31, 2018	$0.00030	0.00010
June 30, 2018	0.00040	0.00010
September 30, 2018	0.00030	0.00010
December 31, 2018	0.00020	0.00010

Fiscal Year 2019 Quarters Ended:	High	Low
March 31, 2019	$0.00020	$0.00010
June 30, 2019	0.00020	0.00010
September 30, 2019	0.00020	0.00010
December 31, 2019	0.00020	0.00001

(b) Holders

As of May 20, 2020 there were approximately 721 stockholders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

Forward-Looking Statements

Certain statements in this Management’s Discussion and Analysis section or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, the risk factors described in this report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Plan of Operations

Our plan is to develop our brand name, to have it strongly associated with all of our distributed products and to focus on finding and developing the best nutritional supplement product options for North America and beyond.

GIDDY UP Energy Products was a wholesale manufacturer engaged in a limited amount of marketing and distribution of carbonated and non-carbonated energy drinks, shakes, energy bars, and related products. The company was a subsidiary of Creative Edge Nutrition, a nutritional supplement company focused on developing innovative, high quality supplements. The company manufactures under strict GMP guidelines at GMP Certified and/or FDA registered facilities (visit our website at www.giddyupenergyproducts.com for more information).

An experienced but limited core management team is in place and has, on a limited basis, reviewed, studied and analyzed the natural and/or organic product market. In the event that the Company can secure additional capital in sufficient amounts and on a timely basis, the Company may be able to establish a procurement program and may be able to work with outside professionals to build its business, create brands through eco-friendly packaging and distinctive labeling, and develop key distribution relationships.

Basis of Presentation

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

Results of Operations for the years ended December 31, 2019 and 2018

Revenues

We did not record any revenues for the years ended December 31, 2019 and 2018. As discussed above, we discontinued our operating subsidiary Harvest Soul which had been our sole source for sales revenue in prior year periods. We are contemplating various opportunities as a means to generate future sales revenue; however, we can provide no assurance that our efforts will successfully result in any new revenues.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue.

We did not record any cost of goods sold for either of the years ended December 31, 2019, and 2018. As such, we did not realize any gross margin for either of the years ended December 31, 2019 and 2018.

Operating Expenses

Operating expenses from continuing operations totaled $141,255 for the year ended December 31, 2019, compared to $945,857 in operating expenses from continuing operations for the year ended December 31, 2018, or a decrease of $804,602.

Our operating expenses are primarily comprised of compensation and benefits, professional fees and other general and administrative costs. The decrease in operating expenses from continuing operations was primarily due to certain legal matters that were settled during the year ended December 31, 2018. See Item 1. Legal Proceedings. On January 1, 2018, the Company issued three convertible notes to settle legal damages totaling $693,819 awarded to the Plaintiffs after pursuing all potential remedies against the other Defendants. On April 27, 2018, the Company issued one share of convertible, preferred stock to settle a legal matter totaling $60,000.

We expect our operating expenses to increase proportionally to our business activities as we begin to execute upon our Plan of Operations in future periods. We also anticipate incurring additional costs and expenses as a result of our lack of positive cash flow and lack of profits.

Other Income (Expense)

Net other expenses totaled $824,431 for the year ended December 31, 2019, compared to $1,188,117 in net other expenses for the year ended December 31, 2018.

The Company has issued various convertible notes to help finance its operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the year ended December 31, 2019, we recorded an unrealized loss of $292,536, compared to an unrealized gain of $2,174,882 from the change in the value of these derivative features. During the year ended December 31, 2019 we did not record any derivative liability expense, compared to $2,374,508 of expense recorded during the year ended December 31, 2018.

During the year ended December 31, 2019, we recorded interest expense related to the amortization of debt discounts totaling $17,347 compared to $698,638 during the year ended December 31, 2018.

Net loss from continuing operations

We incurred a net loss from continuing operations of $965,686, or $0.00 per share, for the year ended December 31, 2019, compared to a net loss of $2,133,974, or $0.00 per share, for the year ended December 31, 2018.

The weighted average number of basic and fully diluted shares outstanding for the year ended December 31, 2019 was 8,833,435,867, compared to 8,657,514,707 for the year ended December 31, 2018. There are no dilutive equivalents included in our calculation of fully diluted shares for the years ended December 31, 2019 and 2018, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $965,686 for the year ended December 31, 2019. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its Plan of Operation. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2019, we had $19 in assets and a working capital deficit of $5,122,952. Our working capital deficit is largely due to the balance of our convertible notes payable and related derivative liabilities.

During the year ended December 31, 2019, we used net cash of $55,669 from our operating activities from continuing operations compared to $63,180 cash used in our operating activities from continuing operations for the year ended December 31, 2018.

During the year ended December 31, 2019, net cash provided by our financing activities from continuing operations was $55,500 compared to $63,368 cash provided by or used in our financing activities from continuing operations for the year ended December 31, 2018.

We anticipate that our cash requirements will arise from the need to fund our growth from operations, pay current and prior period obligations and future capital expenditures. The primary sources of funding in the near term for such requirements are expected to be cash generated from raising additional funds by the issuance of convertible notes. However, we can provide no assurances that we will be able to generate sufficient cash flow or obtain additional financing on terms satisfactory to us if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offerings of our company’s securities. See “Note 2– Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

DECEMBER 31, 2019 AND DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Fresh Promise Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Promise Foods, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

May 28, 2020

FRESH PROMISE FOODS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$19	$188
Total current assets	19	188
Total assets	$19	$188

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	1,229,327	653,218
Convertible notes payable, current	1,515,178	1,497,831
Derivative liabilities	2,191,745	1,899,209
Promissory notes payable, current	17,500	—
Related party payables	3,755	3,730
Total current liabilities	5,122,971	4,219,454
Total liabilities	5,122,971	4,219,454

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,0000 shares
issued and outstanding as of December 31, 2019 and 2018, respectively	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; 1 and zero shares
issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Preferred stock - Series E, $0.00001 par value. 12 shares authorized; 12 and zero shares
issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.00001 par value. 2,000,000,000 shares authorized; 8,638,186,067 and 7,338,180,185 shares
issued and outstanding as of December 31, 2019 and 2018, respectively	86,382	88,100
Additional paid-in capital	8,894,472	8,830,754
Accumulated deficit	(14,103,906)	(13,138,220)
Total stockholders' deficit	(5,122,952)	(4,219,266)
Total liabilities and stockholders' deficit	$19	$188

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2019	2018

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses
Compensation and benefits	60,000	60,000
General and administrative expenses	21,055	812,893
Professional fees	51,350	64,314
Stock based compensation	8,850	8,650
Total operating expenses	141,255	945,857
Loss from continuing operations	(141,255)	(945,857)
Other income (expenses)
Derivative liability expense	—	(2,374,508)
Gain (loss) on change in value of derivative liabilities	(292,536)	2,174,882
Loss on exchange of equity	(24,000)	—
Interest expense, net	(507,895)	(988,491)
Total other income (expense)	(824,431)	(1,188,117)
Loss from continuing operations before income taxes	(965,686)	(2,133,974)
Provision for income taxes (benefit)	—	—
Net loss from continuing operations	(965,686)	(2,133,974)
Discontinued operations, net of income taxes	—	1,281,824
Net loss	$(965,686)	$(852,150)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$—	$0.00
Net loss	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	8,833,435,867	8,657,514,707

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Changes in Stockholders' Equity

									Additional		Total
	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2017	10,000,000	$100	—	$—	—	$—	7,338,180,185	$73,382	$7,947,036	$(12,286,070)	$(4,265,552)

Net loss	—	—	—	—	—	—	—	—	—	(852,150)	(852,150)
Issuance of convertible, preferred stock in connection with settlement
of a legal matter	—	—	1	—	—	—	—	—	60,000	—	60,000
Issuance of common stock in connection with sales made under
private or public offerings	—	—	—	—	—	—	160,000,000	1,600	14,400	—	16,000
Issuance of common stock in exchange for fees and services rendered	—	—	—	—	—	—	240,000,000	2,400	45,600	—	48,000
Conversion of convertible debentures and accrued interest into
common stock	—	—	—	—	—	—	1,071,819,813	10,718	48,232	—	58,950
Recognition of beneficial conversion features related to
convertible debentures	—	—	—	—	—	—	—	—	715,486	—	715,486

Balance, December 31, 2018	10,000,000	$100	1	$—	—	—	8,809,999,998	$88,100	$8,830,754	$(13,138,220)	$(4,219,266)

Net loss	—	—	—	—	—	—	—	—	—	(965,686)	(965,686)
Exchange of common stock for Series E preferred stock	—	—	—	—	12	—	(361,813,931)	(3,618)	27,618	—	24,000
Issuance of common stock in connection with sales made under
private or public offerings	—	—	—	—	—	—	190,000,000	1,900	36,100	—	38,000

Balance, December 31, 2019	10,000,000	$100	1	$—	12	—	8,638,186,067	$86,382	$8,894,472	$(14,103,906)	$(5,122,952)

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net loss	$(965,686)	$(852,150)
Net income from discontinued operations	—	(1,281,824)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	17,347	698,638
Preferred stock issued in lieu of cash in settlement of legal matter	—	60,000
Common stock issued in exchange for fees and services	—	48,000
Debt issued in lieu of cash in settlement of legal matter	—	693,819
Derivative expense	—	2,374,508
(Gain) loss on change in value of derivative liabilities	292,536	(2,174,882)
Loss on exchange of equity	24,000	—
Changes in operating assets and liabilities:
Accrued liabilities	576,109	370,580
Related party payables	25	130
Net cash provided by (used in) operating activities - continuing operations	(55,669)	(63,181)
Net cash provided by (used in) operating activities - discontinued operations	—	—
Net cash provided by (used in) operating activities	(55,669)	(63,181)

Cash flows from investing activities:
Net cash provided by (used in) financing activities - continuing operations	—	—
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	38,000	16,000
Proceeds from issuance of convertible notes	—	47,368
Proceeds from issuance of promissory notes	17,500	—
Net cash provided by (used in) financing activities - continuing operations	55,500	63,368
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	55,500	63,368

Net increase (decrease) in cash and cash equivalents	(169)	188
Cash and cash equivalents at beginning of period	188	—
Cash and cash equivalents at end of period	$19	$188

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$—	$715,485
Common stock issued to reduce convertible and promissory notes payable	$—	$58,951
Series E preferred stock issued in exchange for shares of common stock	$96,000	$—

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Promise Foods, Inc. (“Fresh Promise” or the “Company”) is a consumer products and marketing company focused on the high-margin, multi-billion-dollar health and wellness food and beverage sectors.

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

Cash and Cash Equivalents

Fresh Promise Foods Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the years ended December 31, 2019 and 2018, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

As of December 31, 2019, the Company did not have any goodwill or indefinite-lived assets.

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2019 and 2018. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2019 and 2018, the Company had convertible notes outstanding that could be converted into approximately 23,377,136,247 and 21,654,839,992 common shares based up the closing bid price of the company’s common stock at December 31, 2019 and 2018, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2019 and 2018 because the effect would be anti-dilutive.

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

On June 20, 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are measured at the grant date of the award which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

No share-based expenses were recorded for the twelve months ended December 31, 2019 and 2018.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Management has not filed tax returns for the years ended December 31, 2014, through 2019. The tax year 2013 remains open for examination.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is evaluating the impact of this amendment on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements

NOTE 2 – GOING CONCERN

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

The Company incurred a net loss of $965,686 for the year ended December 31, 2019 and a working capital deficit of $5,122,952 at December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The operating results of the Company’s Harvest Soul subsidiary classified as discontinued operations are summarized below:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses	—	—
Other income (expenses)	—	1,281,824
Provision for income taxes (benefit)	—	—
Net income (loss) from discontinued operations	$—	$1,281,824

NOTE 4 – RELATED PARTY TRANSACTIONS

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

On March 27, 2015, the Company executed a promissory note for $15,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $11,000 at December 31, 2019.

On April 1, 2015, the Company amended the terms of a convertible promissory note for $12,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The aged debt was purchased from its original note holder. The note bears interest at 6% and has a maturity date of April 1, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $12,000 at December 31, 2019.

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

On August 21, 2015, the Company executed a promissory note for $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note remains $30,000 at December 31, 2019.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes remains $30,000 at December 31, 2019.

As of December 31, 2019, all of the Company’s convertible promissory notes with related parties were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults. The Company is accruing interest on these convertible promissory notes with related parties at a default rate of 8%.

NOTE 5 –NOTES PAYABLE

Convertible Notes Payable

The following tables set forth the components of the Company’s convertible notes from continuing operations at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Principal value of convertible notes	$1,515,178	$1,515,178
Unamortized loan discounts	(—)	(17,347)
Total convertible notes, net	$1,515,178	$1,497,831

The following table sets forth a summary of change in our convertible notes payable for the years ended December 31, 2019 and 2018:

Beginning balance, January 1, 2018	$790,859
Issuance of new convertible notes	724,319
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	17,369
Conversion of principal amounts outstanding into common stock of the Company	(17,369)
Ending balance December 31, 2018	$1,515,178
Issuance of new convertible notes	—
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	—
Conversion of principal amounts outstanding into common stock of the Company	(—)
Ending balance December 31, 2019	$1,515,178

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at December 31, 2019.

On January 5, 2015, the Company executed a promissory note for $20,000. The note bears interest at 6% and has a maturity date of January 5, 2016. It can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $20,000 at December 31, 2019.

On January 26, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of January 26, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at December 31, 2019.

On February 10, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of February 10, 2016. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $3,600 at December 31, 2019.

On February 10, 2015, its holder sold dated June 30, 2014 a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $64,445 at December 31, 2019.

On February 13, 2015, the Company executed a promissory note for $50,000. The note bears interest at 8% and has a maturity date of February 13, 2016. The note can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $52,966 at December 31, 2019.

On March 17, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of March 17, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at December 31, 2019.

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a at a rate equivalent to the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $12,000 at December 31, 2019.

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $23,000 at December 31, 2019.

On August 7, 2015, its holder sold two promissory notes aggregating $46,705 and originating in 2014 to a third-party investor and the terms of the notes were modified. The new note bears interest at 6% and has a maturity date of August 6, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $46,705 at December 31, 2019.

On August 21, 2015, the Company executed a promissory note for $30,000. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $30,000 at December 31, 2019.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes was $30,000 at December 31, 2019.

On September 2, 2015, the Company executed a promissory note for $51,414. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $51,414 at December 31, 2019.

On September 4, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of September 4, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $39,342 at December 31, 2019.

During the year ended December 31, 2015, the Company received debt proceeds from the issuance of five convertible promissory notes aggregating $99,500 to certain lenders. The Company has attempted with no avail to locate these note agreements and validate the sources of these debt proceeds. It has exhausted all of its available resources in its efforts to locate these notes and note holders. As such, the Company has made certain assumptions in regard to the contractual terms associated with these notes, which are consistent with other convertible debt securities issued during the period. The balance of these notes was $99,500 at December 31, 2019.

On January 1, 2018, the Company executed three promissory notes aggregating $693,819 to settle a legal matter. See Note 9 – Commitments and Contingencies. The notes bear interest at 12% and have a maturity date of July 10, 2018. The notes can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. The balance of these notes was $693,819 at December 31, 2019.

On March 13, 2018, the Company issued a convertible promissory note for $5,500. The note bears interest at 12% and has a maturity date of March 13, 2019. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $5,500 at December 31, 2019.

On December 12, 2018, the Company issued a convertible promissory note for $25,000. The note bears interest at 8% and has a maturity date of December 12, 2019. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is equal to the lowest bid price during the five trading days prior to the date of conversion. The balance of this note was $25,000 at December 31, 2019.

As of December 31, 2019, all of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults. The Company is accruing interest on these convertible promissory notes at default rates ranging between 12% and 24%.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of December 31, 2019 and 2018, the Company determined that the fair value of these derivative liabilities totaled $1,899,209 and $1,699,583, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	For the Years Ended
	December 31, 2019	December 31, 2018

Expected dividend yield (1)	0.00% %	0.00%
Risk-free interest rate (2)	1.57-2.63%	2.63-2.70%
Expected volatility (3)	310.09-582.91%	444.64%-455.49%
Expected life (in years)	0.50-1.00	1.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

A portion of this amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The remaining debt discounts associated with these beneficial conversion features was $0 and $17,347 respectively as of December 31, 2019 and 2018. The related amortization expense was $17,347 and $698,638 for the year ended December 31, 2019 and 2018, respectively. See Note 8 – Fair Value Measurements for additional details.

During the year ended December 31, 2018, the Company converted, upon receiving formal notices from its noteholders, $17,368 in note principal, plus accrued interest totaling $41,851, into 1,071,819,813 shares of common stock. No shares of common stock were issued in connection with the conversion of notes payable or accrued interest during the year ended December 31, 2019.

At December 31, 2019 and 2018, the number of shares of common stock underlying these convertible debentures totaled 23,377,136,247 and 21,339,046,649 shares, respectively.

Promissory Notes Payable

On November 21, 2019, the Company issued a promissory note for gross proceeds of $17,500. The note bears interest at 5.0% per annum and is payable at the earlier of (i) 60 days or (ii) upon demand.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 69,999,990 shares with a par value $0.00001. At December 31, 2019 and 2018, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

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

Common Stock

The authorized common stock of the Company consists of 9,000,000,000 shares with a par value $0.00001. At December 31, 2019 and 2018, the Company had 8,638,186,067 and 8,809,999,998 shares of its common stock issued and outstanding, respectively.

Common Stock Issued in Private Placements

During the year ended December 31, 2019, the Company sold 190,000,000 shares of common stock for gross proceeds of $38,000 to an accredited investor in a private placement. During the year ended December 31, 2018, the Company sold 160,000,000 shares of common stock for gross proceeds of $16,000 to accredited investors in private placements.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the year ended December 31, 2018, the Company issued 240,000,000 shares of common stock valued at $48,000 for fees and services rendered by various entities.

Common Stock Issued in Connection with the Conversion of Notes and Accrued Interest Payable

During the year ended December 31, 2018, the company issued 1,071,819,813 shares of common stock in connection with the conversion of $17,369 in principal and $41,581 in accrued interest related to its convertible promissory notes.

These issuances were exempt from registration under rule 144.

NOTE 7 – INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $14.0 million that may be available to reduce our tax liability through tax year 2038. We estimate the benefits of this loss carry forward at $2.9 million if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2019, due to current period losses and full valuation allowance on deferred tax assets.

A reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	2019	2018
Expected expense (benefit) (21%)	$(180,604)	$(448,135)
State income taxes, net of federal benefit	(40,765)	(101,150)
Valuation allowance	221,369	549,285
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2019 and 2018:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$2,939,630	$2,759,026
Less: valuation allowance	(2,939,630)	(2,759,026)
Net deferred tax asset	$—	$—

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2018	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$1,899,209	—	—	$1,899,209
Total	$1,899,209	—	—	$1,899,209

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2019	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,191,745	—	—	2,191,745
Total	$2,191,745	—	—	2,191,745

The following table sets forth a summary of change in fair value of our derivative liabilities for the years ended December 31, 2019 and 2018:

Beginning balance, January 1, 2018	$1,699,583
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$(2,174,882
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$2,374,508
Ending balance, December 31, 2018	$1,899,209
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$292,536
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$—
Ending balance, December 31, 2019	$2,191,745

Note 9 – Commitments and Contingencies

On May 1, 2017, the Company entered into an employment agreement with its chief executive officer, Joe E. Poe, Jr. Under the terms of the agreement, the Mr. Poe has the right to be issued one percent (1.0%) of the issued and outstanding shares of the Company’s common stock on the date of his choosing. As of December 31, 2019, the Company has accrued $17,500 in stock-based compensation expense related to this provision.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

On April 3, 2020, the Company issued a convertible promissory note for $35,000. The note bears interest at 12% and has a maturity date of December 31, 2020. The notes can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion.

On May 12, 2020, the Company issued 8 shares of Series E preferred stock to Joe E. Poe, Jr., its chief executive officer, valued at $17,500 in accordance with terms of his employment agreement. Each share of Series convertible preferred stock is convertible into 40,000,000 shares of common stock.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2019.

Based on the review described above, our Chief Executive Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management evaluated the design and operation of our internal control over financial reporting as of December 31, 2019, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013, and has concluded that such internal control over financial reporting were not effective.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not adequate and effective, as of December 31, 2019, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table lists our directors and provides their respective ages and titles as of December 31, 2019.

Name	Age	Position
Joe E. Poe, Jr. (1)	57	Chairman of the Board of Directors, CEO

(1) Effective May 4, 2017, the Board approved by unanimous written consent the appointment of Mr. Joe E. Poe, Jr. as Chief Executive Officer and Chairman of the Board.

Executive Summaries

Joe E. Poe, Jr., Chief Executive Officer and Director

Mr. Poe has worked in the securities industry since 1987, currently working in compliance of customer securities deposits. He currently serves on several Charity Boards, including Chairman of the Oklahoma City Pow Wow Club. Mr. Poe graduated from the University of Texas at Austin in 1986, where he was a member of its intercollegiate swimming team.

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

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-Equity Incentive Plan Compensation	(h) Nonqualified Deferred Earnings Compensation	(i) All Other Compensation	(j) Total
Joe E. Poe, Jr.	2019	$60,000	$-	$8,850	$-	$-	$-	$-	$68,850
Chairman & CEO	2018	$60,000	$-	$8,650	$-	$-	$-	$-	$68,650
	2017	$40,000	$-	$-	$-	$-	$-	$-	$40,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2019, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by for services provided during our 2019 and 2018 fiscal years.

	2019	2018
Audit related fees	$30,000	$30,000
Tax fees	-	-
Totals	$30,000	$30,000

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

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2019 and 2018 were pre-approved by Board of Directors.

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

FRESH PROMISE FOODS INC., INC.

Date: May 28, 2020	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe E. Poe, Jr.	Chief Executive Officer	May 28, 2020
Joe E. Poe, Jr.