Form 10-Q
period 2020-03-31
FRESH PROMISE FOODS, INC.
filed 2020-06-01
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 28, 2020, the Registrant had 8,638,186,066 shares of Common Stock issued and outstanding.

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

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH PROMISE FOODS, INC.

BALANCE SHEETS (UNAUDITED)

March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$69	$19
Total current assets	69	19
Total assets	$69	$19

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	1,358,239	1,229,327
Convertible notes payable, current	1,515,178	1,515,178
Derivative liabilities	2,078,160	2,191,745
Promissory notes payable, current	17,500	17,500
Related party payables	3,755	3,755
Total current liabilities	5,140,522	5,122,971
Total liabilities	5,140,522	5,122,971

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,0000 shares
issued and outstanding as of March 31, 2020 and December 31, 2019	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; 1 and zero shares
issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Preferred stock - Series E, $0.00001 par value. 12 shares authorized; 12 shares
issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value. 2,000,000,000 shares authorized; 8,638,186,067 shares
issued and outstanding as of March 31, 2020 and December 31, 2019	86,382	86,382
Additional paid-in capital	8,894,472	8,894,472
Accumulated deficit	(14,121,407)	(13,998,238)
Total stockholders' deficit	(5,140,453)	(5,017,284)
Total liabilities and stockholders' deficit	$69	$19

See accompanying notes to the financial statements.

FRESH PROMISE FOODS, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses
Compensation and benefits	15,000	15,000
General and administrative expenses	2,174	3,772
Professional fees	58,500	10,800
Stock based compensation	—	8,970
Total operating expenses	75,674	38,542
Loss from operations	(75,674)	(38,542)
Other income (expenses)
Gain (loss) on change in value of derivative liabilities	113,585	(2,438,651)
Interest expense, net	(55,412)	(44,260)
Total other income (expense)	58,173)	(2,482,911)
Loss before income taxes (benefit)	(17,501)	(2,521,453)
Provision for income taxes (benefit)	—	—
Net loss	$(17,501)	$(2,521,453)

Basic and diluted earnings (loss) per common share
Net loss	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	8,638,186,067	8,809,999,465

See accompanying notes to the financial statements.

FRESH PROMISE FOODS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

Three Months Ended March 31, 2019	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2018	10,000,000	$100	1	$—	—	$—	8,809,999,998	$88,100	$8,830,754	$(13,138,220)	$(4,219,266)

Net loss	—	—	—	—	—	—	—	—	—	(2,521,453)	(2,521,453)
Issuance of common stock in connection with sales made under private or public offerings	—	—	—	—	—	—	190,000,000	1,900	36,100	—	38,000

Balance, March 31, 2019	10,000,000	$100	1	$—	—	$—	8,999,999,998	$90,000	$8,868,854	$(15,659,673)	$(6,702,719)

Three Months Ended March 31, 2020	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2019	10,000,000	$100	1	$—	—	$—	8,638,186,067	$86,382	$8,894,472	$(14,103,906)	$(5,122,952)

Net loss	—	—	—	—	—	—	—	—	—	(17,501)	(17,501)

Balance, March 31, 2020	10,000,000	$100	1	$—	12	$—	8,638,186,067	$86,382	$8,894,472	$(14,121,407)	$(5,140,453)

See accompanying notes to the financial statements.

FRESH PROMISE FOODS, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(17,501)	$(2,521,453)
Net income (loss) from discontinued operations	—	—
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	—	5,541
(Gain) loss on change in value of derivative liabilities	(113,585)	2,438,651
Changes in operating assets and liabilities:
Accrued liabilities	128,912	43,688
Related party payables	2,224	—
Net cash provided by (used in) operating activities	50	(33,573)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	38,000
Net cash provided by (used in) financing activities	—	38,000

Net increase (decrease) in cash and cash equivalents	50	4,427
Cash and cash equivalents at beginning of period	19	188
Cash and cash equivalents at end of period	$69	$4,615

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the financial statements.

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

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company believes these consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of its consolidated financial position and consolidated results of operations for the periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2020 and December 31, 2019, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, Earnings per Share. Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2020 and 2019. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At March 31, 2020 and 2019, the Company had convertible notes outstanding that could be converted into approximately 23,377,136,256 common shares based up the closing bid price of the Company’s common stock at March 31, 2020 and 2019, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2020 and 2019 because the effect would be anti-dilutive.

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, Accounting for Income Taxes, which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions will be highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Management has not filed tax returns for the years ended December 31, 2014 through 2019.

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

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

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

The Company incurred a net loss of $17,501 for the three months ended March 31, 2020 and a working capital deficit of $5,140,453 at March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On March 27, 2015, the Company executed a promissory note for $15,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $11,000 at March 31, 2020.

On April 1, 2015, the Company amended the terms of a convertible promissory note for $12,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The aged debt was purchased from its original note holder. The note bears interest at 6% and has a maturity date of April 1, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $12,000 at March 31, 2020.

On August 21, 2015, the Company executed a promissory note for $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note remains $30,000 at March 31, 2020.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes remains $30,000 at March 31, 2020.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Principal value of convertible notes	$1,515,178	$1,515,178
Unamortized loan discounts	(—)	(—)
Total convertible notes, net	$1,515,178	$1,515,178

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at March 31, 2020.

On January 5, 2015, the Company executed a promissory note for $20,000. The note bears interest at 6% and has a maturity date of January 5, 2016. It can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $20,000 at March 31, 2020.

On January 26, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of January 26, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at March 31, 2020.

On February 10, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of February 10, 2016. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $3,600 at March 31, 2020.

On February 10, 2015, its holder sold dated June 30, 2014 a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $64,445 at March 31, 2020.

On February 13, 2015, the Company executed a promissory note for $50,000. The note bears interest at 8% and has a maturity date of February 13, 2016. The note can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $52,966 at March 31, 2020.

On March 17, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of March 17, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at March 31, 2020.

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a at a rate equivalent to the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $23,000 at March 31, 2020.

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $23,000 at March 31, 2020.

On August 7, 2015, its holder sold two promissory notes aggregating $46,705 and originating in 2014 to a third-party investor and the terms of the notes were modified. The new note bears interest at 6% and has a maturity date of August 6, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $46,705 at March 31, 2020.

On August 21, 2015, the Company executed a promissory note for $30,000. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $30,000 at March 31, 2020.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes was $30,000 at March 31, 2020.

On September 2, 2015, the Company executed a promissory note for $51,414. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $51,414 at March 31, 2020.

On September 4, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of September 4, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $39,342 at March 31, 2020.

During the year ended December 31, 2015, the Company received debt proceeds from the issuance of five convertible promissory notes aggregating $99,500 to certain lenders. The Company has attempted with no avail to locate these note agreements and validate the sources of these debt proceeds. It has exhausted all of its available resources in its efforts to locate these notes and note holders. As such, the Company has made certain assumptions in regards to the contractual terms associated with these notes, which are consistent with other convertible debt securities issued during the period. The balance of these notes was $99,500 at March 31, 2020.

On January 1, 2018, the Company executed three promissory notes aggregating $693,819 to settle a legal matter. See Note 9 – Commitments and Contingencies. The notes bear interest at 12% and have a maturity date of July 10, 2018. The notes can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. The balance of these notes was $693,819 at March 31, 2020.

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

As of March 31, 2020, all of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of a claim as a result of these defaults. The Company is accruing interest on these convertible promissory notes at default rates ranging between 12% and 24%.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. At March 31, 2020 and December 31, 2019, the Company determined that the fair value of these derivative liabilities totaled $2,078,160 and $2,191,745, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	March 31, 2020	December 31, 2019

Expected dividend yield (1)	0.0%	0.0%
Risk-free interest rate (2)	0.2%	1.6 – 2.6%
Expected volatility (3)	326.9 – 527.0%	310.1 – 582.9%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

In accordance with ASC 470-20, Debt with Conversion and Other Options the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

All of the convertible debentures were analyzed at the time of their issuance for a beneficial conversion feature. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and were determined to aggregate $698,819. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The debt discounts were fully amortized as of March 31, 2020. The related amortization expense was $0 and $5,541 for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, the number of shares of common stock underlying these convertible debentures totaled 23,377,136,256 shares.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 10,000,000 shares with a par value $0.00001. At March 31, 2020 and December 31, 2019, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

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

Common Stock

The authorized common stock of the Company consists of 9,000,000,000 shares with a par value $0.00001. At March 31, 2020 and December 31, 2019, the Company had 8,638,186,067 shares of its common stock issued and outstanding.

During the three months ended March 31, 2019, the Company issued 190,000,000 shares of common stock in a private placement with an accredited investor for proceeds of $38,000.

These issuances were exempt from registration under rule 144.

NOTE 6 – INCOME TAXES

As of March 31, 2020, the Company had net operating loss carry forwards of approximately $14.1 million that may be available to reduce its tax liability through tax year 2039. The Company estimates the benefits of this loss carry forward at $3.0 million if it produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2019, due to current period losses and full valuation allowance on deferred tax assets.

For the three months ended March 31, 2020 and 2019, a reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Expected expense (benefit) (21%)	$(3,675)	$(529,505)
State income taxes, net of federal benefit	(830)	(119,517)
Income tax provision (benefit)	(4,505)	(649,022)
Valuation allowance	4,505	649,022
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$2,965,495	$2,939,630
Less: valuation allowance	(2,965,495)	(2,939,630)
Net deferred tax asset	$—	$—

Tax net operating loss carryforwards may be limited pursuant to the IRS Section 382 in the event of certain ownership changes.

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company has adopted the guidance under ASC 820, Fair Value Measurements, for financial instruments measured on a fair value on a recurring basis. ASC 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further authoritative accounting guidance (ASU No. 2009-05, Measuring Liabilities at Fair Value) under ASC 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

The standard describes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Input other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the over- all fair value of the financial instruments. In addition, the fair value of free-standing derivative instruments such as warrant and option derivatives are valued using the Black-Scholes modes.

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2019	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,191,745	—	—	$2,191,745
Total	$2,191,745	—	—	$2,191,745

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of March 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	03/31/2020	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,078,160	—	—	$2,078,160
Total	$2,078,160	—	—	$2,078,160

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the three months ended March 31, 2020:

Beginning balance, January 1, 2020	$2,191,745
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	(113,585)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	—
Ending balance, March 31, 2020	$2,078,160

Note 8 – Commitments and Contingencies

On May 1, 2017, the Company entered into an employment agreement with its chief executive officer, Joe E. Poe, Jr. Under the terms of the agreement, the Mr. Poe has the right to be issued one percent (1.0%) of the issued and outstanding shares of the Company’s common stock on the date of his choosing. As of March 31, 2020, the Company has accrued $17,500 in stock-based compensation expense related to this provision.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Sales

We did not record any revenues for the three months ended March 31, 2020 and 2019. On June 27, 2017, we acquired Giddy Up and are currently in the process of implementing its business plan involving nutritional supplements and energy drinks focusing on an active lifestyle. While we believe that Giddy Up and other opportunities will generate future revenue for the Company, we can provide no assurance that we will be successful in the execution of our current business plan.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross profit by sales.

We did not record any cost of goods sold for either of the three months ended March 31, 2020 and 2019. As such, we did not realize any gross profits during either of the three-month periods ended March 31, 2020 and 2019.

Operating Expenses

Operating expenses totaled $75,674 for the three months ended March 31, 2020, compared to $38,542 in operating expenses for the three months ended March 31, 2019, or an increase of $37,132.

Our operating expenses are primarily comprised of compensation and benefits, professional fees and other general and administrative costs. The increase in operating expenses was due to the timing of professional fees incurred in relation to our annual audit. We expect our operating expenses to increase proportionally to our business activities as we begin to execute upon our business plan in future periods.

Other Income (Expense)

Net other income totaled $58,173 for the three months ended March 31, 2020, compared to $2,482,911 in net other expense for the three months ended March 31, 2019, or an improvement of $2,541,084.

The Company has issued various convertible notes to help finance its operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the three months ended March 31, 2020, recorded an unrealized gain of $113,585 from the decrease in value of these derivative features, compared to an unrealized loss of $2,438,651 from the change in the value of these derivative features during the three months ended March 31, 2019.

During the three months ended March 31, 2020, we recorded interest expense related to the amortization of debt discounts totaling $0, compared to $5,541 during the three months ended March 31, 2019. During the three months ended March 31, 2020, we accrued interest expense on convertible notes or $55,412, compared to interest expense of $38,719 during the three months ended March 31, 2019.

Net Loss

We incurred a net loss of $17,501, or $0.00 per share, for the three months ended March 31, 2020, compared to a net loss of $2,521,453, or $0.00 per share, for the three months ended March 31, 2019.

The weighted average number of basic and fully diluted shares outstanding for the three months ended March 31, 2020 was 8,638,186,067, compared to 8,809,999,465 for the three months ended March 31, 2019. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended March 31, 2020 and 2019, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $17,501 for the three months ended March 31, 2020. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At March 31, 2020, we had cash and cash equivalents totaling $69 and a working capital deficit of $5,140,453. Our working capital deficit is primarily due to the balance of our convertible notes payable and related derivative liabilities.

During the three months ended March 31, 2020, net cash provided by operating activities was $50, compared to $33,573 of cash used in operating activities for the three months ended March 31, 2019. During the three months ended March 31, 2020, net cash provided by financing activities was $0 compared, to $38,000 of cash provided by financing activities for the three months ended March 31, 2019.

We anticipate that our cash requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding in the near term for such requirements are expected to be cash generated from raising additional funds by the issuance of convertible notes. However, we can provide no assurances that we will be able to generate sufficient cash flow or obtain additional financing on terms satisfactory to us if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In addition, our plan for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offerings of our company’s securities. See “Note 2– Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended March 31, 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020 and December 31, 2019.

 Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2020. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 28, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company did not issue any shares of unregistered common stock.

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

________________

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

FRESH PROMISE FOODS INC., INC.

Date: June 1, 2020	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

