Form 10-Q
period 2020-06-30
FRESH PROMISE FOODS, INC.
filed 2020-08-14
CIK 1058330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  000-24723

Fresh Promise Foods, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0393257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3416 Shadybrook Drive, Midwest City, Oklahoma	73110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 703-4659

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2020, the Registrant had 9,708,186,066 shares of Common Stock issued and outstanding.

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

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH PROMISE FOODS, INC.

BALANCE SHEETS (UNAUDITED)

June 30, 2020 and December 31, 2019

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$56	$19
Total current assets	56	19
Total assets	$56	$19

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	1,374,634	1,229,327
Convertible notes payable, current	1,526,111	1,515,178
Derivative liabilities	4,946,689	2,191,745
Promissory notes payable	17,500	17,500
Related party payables	8,679	3,755
Total current liabilities	8,039,079	5,122,971
Total liabilities	8,039,079	5,122,971

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,000 shares
issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; 0 and 1 shares
issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Preferred stock - Series E, $0.00001 par value. 20 shares authorized; 20 and 12 shares
issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.00001 par value. 11,000,000,000 shares authorized; 9,508,186,067 and 8,638,186,067 shares
issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	95,082	86,382
Additional paid-in capital	8,903,272	8,894,472
Accumulated deficit	(17,037,477)	(14,103,906)
Total stockholders' deficit	(8,039,023)	(5,122,952)
Total liabilities and stockholders' deficit	$56	$19

See accompanying notes to the financial statements.

FRESH PROMISE FOODS, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	—	—	—	—
Operating expenses
Compensation and benefits	15,000	15,000	30,000	30,000
General and administrative expenses	15,577	4,822	17,751	8,594
Professional fees	9,435	—	67,935	10,800
Stock based compensation	—	—	—	8,970
Total operating expenses	40,012	19,822	115,686	58,364
Income (loss) from continuing operations before other income (expense) and income taxes	(40,012)	(19,822)	(115,686)	(58,364)
Other income (expenses)
Derivative liability expense	(102,248)	—	(102,248)	—
Gain (loss) on change in value of derivative liabilites	(2,706,281)	196,795	(2,592,696)	(2,241,856)
Interest expense, net	(67,529)	(42,884)	(122,941)	(87,144)
Total other income (expense)	(2,876,058)	153,911	(2,817,885)	(2,329,000)
Income (loss) from continuing operations before income taxes	(2,916,070)	134,089	(2,933,571)	(2,387,364)
Provision for income taxes (benefit)	—	—	—	—
Net income (loss)	(2,916,070)	134,089	(2,933,571)	(2,387,364)

Basic and diluted earnings (loss) per common share
Net income (loss)	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	8,781,592,660	8,939,450,014	8,709,889,363	8,893,348,521

See accompanying notes to the financial statements.

FRESH PROMISE FOODS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Three and Six Months Ended June 30, 2020 and 2019

									Additional		Total
	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Paid-in	Retained	Stockholders'
Three Months Ended June 30, 2019	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, March 31, 2019	10,000,000	$100	1	$—	—	$—	8,999,999,998	$90,000	$8,866,854	$(15,659,673)	$(6,702,719)

Net income (loss)	—	—	—	—	—	—	—	—	—	134,089	134,089

Balance, June 30, 2019	10,000,000	$100	1	$—	—	$—	8,999,999,998	$90,000	$8,866,854	$(15,525,584)	$(6,568,630)

									Additional		Total
	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Paid-in	Retained	Stockholders'
Three Months Ended June 30, 2020	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, March 31, 2020	10,000,000	$100	1	$—	12	$—	8,638,186,067	$86,382	$8,894,472	$(14,121,407)	$(5,140,453)

Net income (loss)	—	—	—	—	—	—	—	—	—	(2,916,070)	(2,916,070)
Conversion of Series D preferred stock for common stock	—	—	(1)	—	—	—	870,000,000	8,700	(8,700)	—	—
Issuance of Series E preferred stock to an officer as compensation	—	—	—	—	8	—	—	—	17,500	—	17,500

Balance, June 30, 2020	10,000,000	$100	—	$—	20	$—	9,508,186,067	$95,082	$8,903,272	$(17,037,477)	$(8,039,023)

See accompanying notes to the financial statements.

									Additional		Total
	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Paid-in	Retained	Stockholders'
Six Months Ended June 30, 2019	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2018	10,000,000	$100	1	$—	—	$—	8,809,999,998	$88,100	$8,830,754	$(13,138,220)	$(4,219,266)

Net income (loss)	—	—	—	—	—	—	—	—	—	(2,387,364)	(2,387,364)
Issuance of common stock in connection with sales made under
private or public offerings	—	—	—	—	—	—	190,000,000	1,900	36,100	—	38,000

Balance, June 30, 2019	10,000,000	$100	1	$—	—	$—	8,999,999,998	$90,000	$8,866,854	$(15,525,584)	$(6,568,630)

									Additional		Total
	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Paid-in	Retained	Stockholders'
Six Months Ended June 30, 2020	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2019	10,000,000	$100	1	$—	12	$—	8,638,186,067	$86,382	$8,894,472	$(14,103,906)	$(5,122,952)

Net income (loss)	—	—	—	—	—	—	—	—	—	(2,933,571)	(2,933,571)
Conversion of Series D preferred stock for common stock	—	—	(1)	—	—	—	870,000,000	8,700	(8,700)	—	-
Issuance of Series E preferred stock to an officer as compensation	—	—	—	—	8	—	—	—	17,500	—	17,500

Balance, June 30, 2020	10,000,000	$100	—	$—	20	$—	9,508,186,067	$95,082	$8,903,272	$(17,037,477)	$(8,039,023)

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,933,571)	$(2,387,364)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	10,933	9,708
Derivative expense	102,248	—
(Gain) loss on change in value of derivative liabilites	2,592,696	2,241,856
Changes in operating assets and liabilities:
Accounts payable	—	207
Accrued liabilities	162,807	97,405
Related party payables	4,924	—
Net cash provided by (used in) operating activities	(59,963)	(38,188)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	38,000
Proceeds from issuance of convertible notes	60,000	—
Net cash provided by (used in) financing activities - continuing operations	60,000	38,000

Net increase (decrease) in cash and cash equivalents	37	(188)
Cash and cash equivalents at beginning of period	19	188
Cash and cash equivalents at end of period	$56	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce convertible and promissory notes payable	$17,500	$—

See accompanying notes to the financial statements.

FRESH PROMISE FOODS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Fresh Promise Foods, Inc. (“Fresh Promise” or the “Company”) is a consumer products and marketing company focused on the high-margin, multi-trillion-dollar alcoholic beverages sector.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2020 and December 31, 2019, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, Earnings per Share. Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2020 and 2019. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At June 30, 2020 and 2019, the Company had convertible notes outstanding that could be converted into approximately 35,656,806,878 and 21,654,839,922 common shares based up the closing bid price of the Company’s common stock at June 30, 2020 and 2019, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2020 and 2019 because the effect would be anti-dilutive.

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

The Company incurred a net loss of $2,933,571 for the six months ended June 30, 2020 and a working capital deficit of $8,039,023 at June 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On March 27, 2015, the Company executed a promissory note for $15,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $11,000 at June 30, 2020.

On April 1, 2015, the Company amended the terms of a convertible promissory note for $12,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The aged debt was purchased from its original note holder. The note bears interest at 6% and has a maturity date of April 1, 2016. The conversion price is the bid price on the day prior to the date of conversion. The balance of this note remains $12,000 at June 30, 2020.

On August 21, 2015, the Company executed a promissory note for $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note remains $30,000 at June 30, 2020.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000 with its former chief financial officer and chairman Mr. Joseph C. Canouse. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes remains $30,000 at June 30, 2020.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Principal value of convertible notes	$1,576,378	$1,515,178
Unamortized loan discounts	(50,267)	(—)
Total convertible notes, net	$1,526,111	$1,515,178

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at June 30, 2020.

On January 5, 2015, the Company executed a promissory note for $20,000. The note bears interest at 6% and has a maturity date of January 5, 2016. It can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $20,000 at June 30, 2020.

On January 26, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of January 26, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at June 30, 2020.

On February 10, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of February 10, 2016. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $3,600 at June 30, 2020.

On February 10, 2015, its holder sold dated June 30, 2014 a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $64,445 at June 30, 2020.

On February 13, 2015, the Company executed a promissory note for $50,000. The note bears interest at 8% and has a maturity date of February 13, 2016. The note can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $52,966 at June 30, 2020.

On March 17, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of March 17, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at June 30, 2020.

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a at a rate equivalent to the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $23,000 at June 30, 2020.

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $23,000 at June 30, 2020.

On August 7, 2015, its holder sold two promissory notes aggregating $46,705 and originating in 2014 to a third-party investor and the terms of the notes were modified. The new note bears interest at 6% and has a maturity date of August 6, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $46,705 at June 30, 2020.

On August 21, 2015, the Company executed a promissory note for $30,000. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $30,000 at June 30, 2020.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes was $30,000 at June 30, 2020.

On September 2, 2015, the Company executed a promissory note for $51,414. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $51,414 at June 30, 2020.

On September 4, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of September 4, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $39,342 at June 30, 2020.

During the year ended December 31, 2015, the Company received debt proceeds from the issuance of five convertible promissory notes aggregating $99,500 to certain lenders. The Company has attempted with no avail to locate these note agreements and validate the sources of these debt proceeds. It has exhausted all of its available resources in its efforts to locate these notes and note holders. As such, the Company has made certain assumptions in regards to the contractual terms associated with these notes, which are consistent with other convertible debt securities issued during the period. The balance of these notes was $99,500 at June 30, 2020.

On January 1, 2018, the Company executed three promissory notes aggregating $693,819 to settle a legal matter. See Note 9 – Commitments and Contingencies. The notes bear interest at 12% and have a maturity date of July 10, 2018. The notes can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. The balance of these notes was $693,819 at June 30, 2020.

On March 13, 2018, the Company issued a convertible promissory note for $5,500. The note bears interest at 12% and has a maturity date of March 13, 2019. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $5,500 at June 30, 2020.

On December 12, 2018, the Company issued a convertible promissory note for $25,000. The note bears interest at 8% and has a maturity date of December 12, 2019. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is equal to the lowest bid price during the five trading days prior to the date of conversion. The balance of this note was $25,000 at June 30, 2020.

On April 3, 2020, the Company issued a convertible promissory note for $35,000. The note bears interest at 12% and has a maturity date of December 31, 2020. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. The balance of this note was $35,000 and remaining unamortized discount was $26,250 at June 30, 2020.

On May 26, 2020, the Company issued a convertible promissory note for $15,000. The note bears interest at 12% and has a maturity date of February 26, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 30 trading days prior to the date of conversion. The balance of this note was $15,000 and remaining unamortized discount was $13,750 at June 30, 2020.

On June 8, 2020, the Company issued a convertible promissory note for $11,200. The note was issued with an original issue discount of $1,200, or an effective interest rate of 12%, and has a maturity date of June 8, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $11,200 and remaining unamortized discount was $10,267 at June 30, 2020.

As of June 30, 2020, substantially all of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of a claim as a result of these defaults. The Company is accruing interest on these convertible promissory notes at default rates ranging between 12% and 24%.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. At June 30, 2020 and December 31, 2019, the Company determined that the fair value of these derivative liabilities totaled $4,946,689 and $2,191,745, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	June 30, 2020	December 31, 2019

Expected dividend yield (1)	0.0%	0.0%
Risk-free interest rate (2)	0.2%	1.6 – 2.6%
Expected volatility (3)	199.5 – 472.6%	310.1 – 582.9%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

At June 30, 2020, the number of shares of common stock underlying these convertible debentures totaled 35,656,806,878 shares.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 10,000,000 shares with a par value $0.00001. At June 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

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

On June 15, 2020, the Company issued 870,000,000 shares of common stock upon the conversion of the share of Series D preferred stock.

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

Common Stock

On June 16, 2020, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 9,000,000,000 common shares to 11,000,000,000 common shares with a par value $0.00001. At June 30, 2020 and December 31, 2019, the Company had 9,508,186,067 and 8,638,186,067 shares of its common stock issued and outstanding.

On June 15, 2020, the Company issued 870,000,000 shares of common stock upon the conversion of one share of Series D preferred stock.

During the six months ended June 30, 2019, the Company issued 190,000,000 shares of common stock in a private placement with an accredited investor for proceeds of $38,000.

These issuances were exempt from registration under rule 144.

NOTE 6 – INCOME TAXES

As of June 30, 2020, the Company had net operating loss carry forwards of approximately $17.0 million that may be available to reduce its tax liability through tax year 2039. The Company estimates the benefits of this loss carry forward at $3.6 million if it produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2019, due to current period losses and full valuation allowance on deferred tax assets.

For the three months ended June 30, 2020 and 2019, a reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Expected expense (benefit) (21%)	$(616,050)	$(501,346)
State income taxes, net of federal benefit	(139,051)	(113,161)
Income tax provision (benefit)	(755,101)	(614,507)
Valuation allowance	755,101	614,507
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$3,577,870	$2,961,820
Less: valuation allowance	(3,577,870)	(2,961,820)
Net deferred tax asset	$—	$—

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2019	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,191,745	—	—	$2,191,745
Total	$2,191,745	—	—	$2,191,745

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of June 30, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	06/30/2020	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$4,946,689	—	—	$4,946,689
Total	$4,946,689	—	—	$4,946,689

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the three months ended June 30, 2020:

Beginning balance, January 1, 2020	$2,191,745
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	2,592,696
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	162,248
Ending balance, June 30, 2020	$4,946,689

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On May 1, 2017, the Company entered into an employment agreement with its chief executive officer, Joe E. Poe, Jr. Under the terms of the agreement, the Mr. Poe has the right to be issued one percent (1.0%) of the issued and outstanding shares of the Company’s common stock on the date of his choosing. As of June 30, 2020, the Company has accrued $17,500 in stock-based compensation expense related to this provision.

On May 12, 2020, the Company issued 8 shares of Series E preferred stock to Joe E. Poe, Jr., its chief executive officer, valued at $17,500 in accordance with terms of his employment agreement. Each share of Series convertible preferred stock is convertible into 40,000,000 shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Overview

Fresh Promise Foods, Inc. (“Fresh Promise” or the “Company”) is a consumer products and marketing company focused on the high-margin, multi-trillion-dollar alcoholic beverages sector.

On June 16, 2020, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 9,000,000,000 common shares to 11,000,000,000 common shares.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Sales

We did not record any revenues for the three months ended June 30, 2020 and 2019. While we believe that our new focus will create opportunities that will generate future revenue for the Company, we can provide no assurance that we will be successful in the execution of our business plan.

Gross Profit

We did not record any cost of goods sold for either of the three months ended June 30, 2020 and 2019. As such, we did not realize any gross profit during either of the three-month periods ended June 30, 2020 and 2019.

Operating Expenses

Operating expenses totaled $40,012 for the three months ended June 30, 2020, compared to $19,822 in operating expenses for the three months ended June 30, 2019, or an increase of $20,190.

Our operating expenses are primarily comprised of compensation and benefits, professional fees and other general and administrative costs. The increase in operating expenses was due to the timing of services rendered in relation to our financial reporting and fees incurred from various state compliance filings. We expect our operating expenses to increase proportionally to our business activities as we begin to execute upon our business plan in future periods.

Other Income (Expense)

Net other expense totaled $2,876,058 for the three months ended June 30, 2020, compared to $153,911 in net other income for the three months ended June 30, 2019, or an increase in net other expense of $3,029,969.

The Company has issued various convertible notes to help finance its operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the three months ended June 30, 2020, we recorded a non-cash derivative expense of $102,248 and experienced an unrealized loss of $2,708,281 from the increase in value of these derivative features, compared to an unrealized gain of $196,795 from the change in the value of these derivative features during the three months ended June 30, 2019.

During the three months ended June 30, 2020, we recorded interest expense related to the amortization of debt discounts totaling $10,933, compared to $4,167 during the three months ended June 30, 2019. During the three months ended June 30, 2020, we accrued interest expense on convertible notes or $56,377, compared to interest expense of $38,718 during the three months ended June 30, 2019.

Net Loss

We incurred a net loss of $2,916,070, or $0.00 per share, for the three months ended June 30, 2020, compared to net income of $134,089, or $0.00 per share, for the three months ended June 30, 2019.

The weighted average number of basic and fully diluted shares outstanding for the three months ended June 30, 2020 was 8,781,592,660, compared to 8,939,450,014 for the three months ended June 30, 2019. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended June 30, 2020 and 2019, since their inclusion would be anti-dilutive due to our net loss per share.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Sales

We did not record any revenues for the six months ended June 30, 2020 and 2019. While we believe that our new focus will create opportunities that will generate future revenue for the Company, we can provide no assurance that we will be successful in the execution of our business plan.

Gross Profit

We did not record any cost of goods sold for either of the six months ended June 30, 2020 and 2019. As such, we did not realize any gross profit during either of the six-month periods ended June 30, 2020 and 2019.

Operating Expenses

Operating expenses totaled $115,686 for the six months ended June 30, 2020, compared to $58,364 in operating expenses for the six months ended June 30, 2019, or an increase of $57,322.

Our operating expenses are primarily comprised of compensation and benefits, professional fees and other general and administrative costs. The increase in operating expenses was due to the timing of services rendered in relation to our financial reporting and fees incurred from various state compliance filings. We expect our operating expenses to increase proportionally to our business activities as we begin to execute upon our business plan in future periods.

Other Income (Expense)

Net other expense totaled $2,817,885 for the six months ended June 30, 2020, compared to $2,329,000 in net other expense for the six months ended June 30, 2019, or an increase in net other expense of $488,885.

The Company has issued various convertible notes to help finance its operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the six months ended June 30, 2020, we recorded a non-cash derivative expense of $102,248 and experienced an unrealized loss of $2,592,696 from the increase in value of these derivative features, compared to an unrealized loss of $2,241,856 from the change in the value of these derivative features during the six months ended June 30, 2019.

During the six months ended June 30, 2020, we recorded interest expense related to the amortization of debt discounts totaling $10,933, compared to $9,708 during the six months ended June 30, 2019. During the six months ended June 30, 2020, we accrued interest expense on convertible notes or $112,031, compared to interest expense of $77,436 during the six months ended June 30, 2019.

Net Loss

We incurred a net loss of $2,933,571, or $0.00 per share, for the six months ended June 30, 2020, compared to a net loss of $2,387,364, or $0.00 per share, for the six months ended June 30, 2019.

The weighted average number of basic and fully diluted shares outstanding for the six months ended June 30, 2020 was 8,709,889,363, compared to 8,893,348,521 for the six months ended June 30, 2019. There are no dilutive equivalents included in our calculation of fully diluted shares for the six months ended June 30, 2020 and 2019, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $2,933,571 for the six months ended June 30, 2020. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At June 30, 2020, we had cash and cash equivalents totaling $56 and a working capital deficit of $8,039,023. Our working capital deficit is primarily due to the balance of our convertible notes payable and related derivative liabilities.

During the six months ended June 30, 2020, net cash used in operating activities was $59,963, compared to $38,188 of cash used in operating activities for the six months ended June 30, 2019. During the six months ended June 30, 2020, net cash provided by financing activities was $60,000 compared, to $38,000 of cash provided by financing activities for the six months ended June 30, 2019.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended June 30, 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020 and December 31, 2019.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2020. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of June 30, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2020, the Company issued 870,000,000 shares of common stock upon the conversion of one share of Series D preferred stock.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

FRESH PROMISE FOODS INC., INC.

Date: August 14, 2020	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

