Form 10-Q/A
period 2020-06-30
FRESH PROMISE FOODS, INC.
filed 2020-10-13
CIK 1058330

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

 EXPLANATORY NOTE

We have made two minor amendments to our last 10 Q. On page 3, the authorized preferred Series E shares should be 50 instead of the 20 shares previously indicated. Also on page 4, the weighted average number of shares outstanding should reflect the 870,000,0000 common shares from the conversion of the 1 preferred Series D share which was ordered issued on that date, June 30, 2020, but not yet completed.

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
Preferred stock - Series E, $0.00001 par value. 50 shares authorized; 20 and 12 shares
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

FRESH PROMISE FOODS, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	—	—	—	—
Operating expenses
Compensation and benefits	15,000	15,000	30,000	30,000
General and administrative expenses	15,577	4,822	17,751	8,594
Professional fees	9,435	—	67,935	10,800
Stock based compensation	—	—	—	8,970
Total operating expenses	40,012	19,822	115,686	58,364
Income (loss) from continuing operations before other income (expense) and income taxes	(40,012)	(19,822)	(115,686)	(58,364)
Other income (expenses)
Derivative liability expense	(102,248)	—	(102,248)	—
Gain (loss) on change in value of derivative liabilites	(2,706,281)	196,795	(2,592,696)	(2,241,856)
Interest expense, net	(67,529)	(42,884)	(122,941)	(87,144)
Total other income (expense)	(2,876,058)	153,911	(2,817,885)	(2,329,000)
Income (loss) from continuing operations before income taxes	(2,916,070)	134,089	(2,933,571)	(2,387,364)
Provision for income taxes (benefit)	—	—	—	—
Net income (loss)	(2,916,070)	134,089	(2,933,571)	(2,387,364)

Basic and diluted earnings (loss) per common share
Net income (loss)	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	9,651,592,660	8,939,450,014	8,709,889,363	8,893,348,521

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

FRESH PROMISE FOODS INC., INC.

Date: October 13, 2020	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

