Form 10-K
period 2020-12-31
Rogue One, Inc.
filed 2021-04-21
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-24723

ROGUE ONE, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0393257
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,426,228 as of June 30, 2020, based upon the closing price on the OTC Markets, Inc. reported for such date.

The number of the registrant’s shares of common stock of the registrant was 104,142,287 as of April 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	5
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosure

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	22
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statements of Stockholders’ Equity (Deficit)	F-4
	Statements of Cash Flows	F-5
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	23
Item 9B.	Other Information	24

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	24
Item 11.	Executive Compensation	25
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	26
Item 14.	Principal Accountant Fees and Services	26

PART IV

Item 15.	Exhibits and Financial Statement Schedules	36

SIGNATURES		27

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

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K FOR ROGUE ONE, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL AND MANAGERIAL RESOURCES OF THE COMPANY (SINCE THE COMPANY HAS ONLY ONE OFFICER/DIRECTOR), THE LACK OF ANY INDEPENDENT THIRD PARTY EVALUATION OF THE COMPANY’S BUSINESS PLAN AND STRATEGIES, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

PART I

Item 1. Business

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Rogue One, Inc., a Nevada corporation and subsidiaries unless otherwise noted.

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

Subsequently, the Stakool and Anthus Acquisition Agreement was amended effective January 19, 2012 to allow for the issuance of an additional 2,650,000 shares of our common stock to certain parties to acquire all of the then outstanding common stock of Anthus. As a result of the Anthus Acquisition Agreement, Anthus became our wholly-owned subsidiary and all of the shares of our preferred stock and common stock were duly issued and the sum of $355,000 was duly paid in accordance with that agreement.

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

On June 27, 2017, we and Creative Edge Nutrition, a Nevada corporation ("CEN") entered into that certain asset purchase agreement whereby we acquired certain assets and we assumed certain liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy"). As consideration, we also agreed to exchange 4,719,760,108 shares of its common stock. On January 24, 2018, we completed the distribution of its common shares to the CEN shareholders in order to consummate the acquisition of Giddy. The Company agreed to spin out its existing assets and liabilities and assume Giddy's business plan involving nutritional supplements and energy drinks focusing on an active lifestyle.

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

On September 23, 2020, the Company entered into a Merger Agreement and Plan of Reorganization with Human Brands International, Inc., a private corporation organized pursuant to the laws of the State of Nevada (“Human Brands”), pursuant to which, at the effective time, Human Brands shareholders will exchange 100% of the equity in Human Brands in exchange for a majority controlling interest in the Company.

On December 7, 2020, the Company and Giddy entered into a Settlement Agreement, Waiver and Release of Claims whereby each party warranted and represented that they sought to fully and mutually rescind the purchase agreement dated June 27, 2017 and, in so doing, for Giddy to acquire the assets previously sold and, at the same time, for each of the parties to waive and release all claims, both known and unknown, and to indemnify and hold all other parties harmless. In addition, the parties agreed to enter into an exclusive licensing agreement for the Giddy Up brand in the category of alcoholic beverages.

Effective April 7, 2021, we effected a 1-for-100 reverse split (the “Third Reverse Stock Split”) which as preceded by a filing of an amendment to our Articles of Incorporation that we completed with the Nevada Secretary of State on February 13, 2021. On April 7, 2021, we also amended our Articles of Incorporation to change our name to Rogue One, Inc.

Current Products, Potential Product Categories and Product Extensions

We envision the Company as a consumer products company focused on the alcoholic beverage sector. We also view the Company as a brand acquisition and holding company. Subject to the constraints and challenges that we face as summarized in our Risk Factors (and elsewhere in this Annual Report), we may be able to offer products that we believe may provide products that capitalize on the growing alcohol beverage market and changing consumer habits in the industry. Human Brands diversified operating divisions currently own and manage over 250,000 agave plants, several premium spirit brands such as Armero Tequila, three hospitality concepts (Santo Coyote, Santa Cantina, and Museo by Santo), and holds exclusive import/export rights for a variety of spirit brands (Capacity Beverage).

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

Production, Sources of Raw Materials and the Names of Principal Suppliers

Our officers and our consultants have reviewed, studied and analyzed the alcoholic beverage product market in certain product areas, our strategy is to establish a product procurement and development program that may allow us to obtain the assistance of marketing professionals. In all of these efforts we may, if our financial circumstances and market conditions allow, offer us an opportunity to build our business, create brands through eco-friendly packaging and distinctive labeling, and develop potentially key product distribution relationships in selected geographic and certain markets that may offer us significant opportunities.

Marketing Strategy

If we can successfully implement our business strategy, we seek to have our brand name strongly associated on with high quality products that attract a strong consumer interest and to focus our efforts on finding and developing complimentary products for North American consumer market and beyond.

Human Brands International, Inc. (“Human Brands”) is a diversified holding company in the spirit and hospitality sectors with a primary focus on the tequila industry. The Company was established in late 2014 to capitalize on the growing alcohol beverage market and changing consumer habits in the industry. The Company currently has several wholly-owned subsidiaries that focus on five key areas of business: (i) agave, (ii) bulk tequila production, (iii) brand development, (iv) import/export, and (v) hospitality. Please visit the website at www.humanbrandsinc.com for more information.

Overall and if we are able to obtain sufficient additional financial resources on a timely basis and if market conditions allow, we seek to become a leader in certain segments of the alcoholic beverage business and, in so doing, set the standards of excellence for other manufacturers as well. We are aware that our products will need to meet very high consumer expectations and provide greater consumer value in an intensely competitive marketplace where other larger and well-established manufacturers have far greater financial, managerial, and marketing resources than we have and which we may have in the future. We do not anticipate that competition in the alcoholic beverage marketplace will decrease at any time in the future. And to the extent that we are able to implement our strategy and our product and marketing plans, there can be no guarantee that we will gain and later sustain any significant share of the market and do so while also generating profits and positive cash flow. There are many large national and international alcoholic beverage companies that have nearly unlimited financial resources, marketing budgets, research staff, and other resources that are far beyond any that which we currently have and any that we likely will have in the future.

Our limited in-house product research has led us to believe that there may be a sufficiently large consumer segment that may be attracted to our products, product value, and product taste that may allow us to gain sufficient product distribution and a retail presence in certain geographic markets.

The vertically integrated structure of Human Brands enables the Company to drive business from each level of the supply chain, from ground to glass. The Company's goal is to bring consumers, and shareholders, an authentic 'experience' through each of its products, brands and locations, while continuing to grow its revenues and build its asset values.

Competition

We face many large and highly successful and well-established competitors who have a long history of success in marketing a large and diverse product line in the alcoholic beverage industry. These competitors compete in multiple geographic and product markets with the help of internal and external market research that we will never likely possess at any time in the future. They are well-established, multi-million-dollar companies that possess a greater and far more sophisticated understanding of consumer trends and they have significant consumer research capabilities that far exceeds our current capabilities and those that we likely will have in the future. Each of these competitors also possess sophisticated marketing models, a deep reservoir of experienced distributors and greater market research capabilities than we will likely ever have. These advantages are augmented with far greater managerial and financial resources that are far beyond and likely will be far beyond anything that we will ever possess. As a result, any person who acquires our Common Stock, our Preferred Stock, or any other security that we may issue should be prepared to lose their entire investment.

Employees

At the present time, the Company has three employees.

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

Risks Related to our Business and Industry

WE ARE SUBJECT TO THE RISKS INHERENT IN A NEW BUSINESS VENTURE.

Our most recent balance sheet as of December 31, 2020 shows that our Total Liabilities exceed our Total Assets by over $5.5 million and we have only minimal working capital. As a result, we are insolvent, and we face a clear risk of bankruptcy and other adverse action by our existing and future creditors. At present, we have no current definitive plan to raise any significant additional equity capital and we are not aware of any interest of any underwriter, placement manager or other funding source that has any interest in assisting us in obtaining additional capital. As a result, we face and continue to face a clear risk of insolvency, bankruptcy, and other adverse action by our existing and future creditors. This risk is likely to increase over time as we incur additional liabilities.

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

NEGATIVE EQUITY AND ABSENCE OF WORKING CAPITAL.

Our most recent balance sheet as of December 31, 2020 shows that our Total Liabilities exceed our Total Assets by over $5.5 million and we have only minimal working capital. As a result, we are insolvent, and we face a clear risk of bankruptcy and other adverse action by our existing and future creditors. At present, we have no current plan to raise any significant additional equity capital and we are not aware of any interest of any underwriter, placement manager or other funding source that has any interest in assisting us in obtaining additional capital. As a result, we face and continue to face a clear risk of insolvency, bankruptcy, and other adverse action by our existing and future creditors.

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

LIMITED MANAGERIAL RESOURCES; LACK OF “KEY MAN” INSURANCE.

Currently we have only three officers and directors. As a result, our ability to manage our business effectively is constrained by the limited amount of our managerial resources and there can be no assurances that we can retain the services of officers in the future and otherwise attract and retain other experienced, talented, and skilled management talent necessary to execute our business plan. We do not have any “key man” life insurance on the life of our officers and we do not anticipate obtaining any such insurance at any time in the future. The loss of our officers services to the Company would likely result in protracted and serious financial losses with the high likelihood that stockholders would lose all or nearly all of their investment.

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

We are aware that the alcoholic beverage businesses can be adversely affected by litigation and complaints from consumers or government authorities resulting from beverage quality, illness, injury or other health concerns or operating issues stemming from one retail location or a limited number of retail locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging consumers from buying our products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result. We do not carry any product liability and other related insurance and we have no present plans to do so. As a result, we will be directly exposed to all such claims and any related claims alleging losses due to our products and any asserted related losses with the consequential result that holders of our Common Stock and our Preferred Stock could easily suffer the total loss of their investment.

BEVERAGE SAFETY CONCERNS AND INSTANCES OF CONTAMINATION COULD HARM OUR CONSUMERS, RESULT IN NEGATIVE PUBLICITY, AND, IN SOME CASES, COULD ADVERSELY AFFECT THE PRICE AND AVAILABILITY OF RAW MATERIALS, ANY OF WHICH COULD HARM OUR BRAND REPUTATION, RESULT IN A DECLINE IN SALES OR AN INCREASE IN COSTS.

While we consider beverage safety a top priority and we may, if sufficient financial resources become available, dedicate substantial resources towards ensuring that consumers enjoy high-quality, safe and wholesome products there can be no assurance that we may be able to implement any of our plans and strategies. However, we cannot guarantee that controls and training will be fully effective in preventing all contamination. Furthermore, reliance on third-party suppliers and distributors increases the risk that contamination incidents could occur outside of our control and at multiple locations.

Instances of contamination, whether real or perceived, could harm consumers and otherwise result in negative publicity about us or the products we produce, which could adversely affect sales. If there is an incident involving the sale and distribution of contaminated products, consumers may be harmed, our sales may decrease and our brand name may be impaired. If consumers become ill from contamination, we could be forced to temporarily suspend some operations. If we react to negative publicity by changing our products or other key aspects of the Rogue One experience, we may lose consumers who do not accept those changes, and may not be able to attract enough new consumers to produce the revenue needed to make our operations profitable. In addition, we may have different or additional competitors for our intended consumers as a result of making any such changes and may not be able to compete successfully against those competitors. Beverage safety concerns and instances of contamination and injuries caused by beverage contamination have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause consumers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our costs may increase and our sales may decline. A decrease in consumer traffic as a result of these health concerns or negative publicity, or as a result of a change in our products or a temporary suspension of any of our consumer operations, could materially harm our business.

THE ALCOHOLIC BEVERAGE INDUSTRY HAS INHERENT OPERATIONAL RISKS THAT MAY NOT BE ADEQUATELY COVERED BY INSURANCE.

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

OUR REVENUE IS SUBJECT TO VOLATILITY BASED ON WEATHER AND VARIES BY SEASON.

The alcoholic beverage industry is subject to seasonality in each major category. Seasonal factors could cause our revenue to fluctuate from quarter to quarter. Our revenue may be higher during the holiday season and lower during periods of inclement weather.

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

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT SIGNIFICANT ADDITIONAL FINANCING WHICH MAY BE UNAVAILABLE.

We have negative equity of $5.6 million as of December 31, 2020, minimal working capital and no clear plan to raise additional capital. To date, hawse have funded our operations with minimal financial resources, and we have not generated sufficient cash from operations to be profitable or to maintain sufficient inventory. Unless we are successful in generating sufficient revenues to finance operations as a going concern while also achieving profitability and positive cash flow, the Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available.

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

Fiscal Year 2019 Quarters Ended:	High	Low
March 31, 2019	$0.00020	0.00010
June 30, 2019	0.00020	0.00010
September 30, 2019	0.00020	0.00010
December 31, 2019	0.00020	0.00001

Fiscal Year 2020 Quarters Ended:	High	Low
March 31, 2020	$0.00010	$0.00010
June 30, 2020	0.00020	0.00001
September 30, 2020	0.00070	0.00010
December 31, 2020	0.00050	0.00010

(b) Holders

As of April 19, 2021 there were approximately 808 stockholders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

We believe that we may be able to offer products that could capitalize on the growing alcohol beverage market and changing consumer habits in the industry. Human Brands’ diversified operating divisions currently own and manage over 250,000 agave plants, several premium spirit brands, three hospitality concepts, and holds exclusive import/export rights for a variety of spirit brands primarily in the tequila industry. It currently has several wholly-owned subsidiaries that focus on five key areas of business: (i) agave, (ii) bulk tequila production, (iii) brand development, (iv) import/export, and (v) hospitality.

An experienced but limited core management team is in place and has, on a limited basis, reviewed, studied and analyzed the alcoholic beverage product market. In the event that the Company can secure additional capital in sufficient amounts and on a timely basis, the Company may be able to establish a procurement program and may be able to work with outside professionals to build its business, create brands through eco-friendly packaging and distinctive labeling, and develop key distribution relationships.

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

Results of Operations for the years ended December 31, 2020 and 2019

Revenues

We did not record any revenues for the years ended December 31, 2020 and 2019. We are contemplating various opportunities as a means to generate future sales revenue; however, we can provide no assurance that our efforts will successfully result in any new revenues.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue.

We did not record any cost of goods sold for either of the years ended December 31, 2020, and 2019. As such, we did not realize any gross margin for either of the years ended December 31, 2020 and 2019.

Operating Expenses

Operating expenses from continuing operations totaled $263,626 for the year ended December 31, 2020, compared to $141,255 in operating expenses for the year ended December 31, 2019, or a decrease of $122,371.

Our operating expenses are primarily comprised of compensation and benefits, professional fees and other general and administrative costs. The increase in operating expenses was due to an increase in professional services rendered in relation to our financial reporting and other matters, and fees incurred from various state compliance filings.

We expect our operating expenses to increase proportionally to our business activities as we begin to execute upon our Plan of Operations in future periods. We also anticipate incurring additional costs and expenses as a result of our lack of positive cash flow and lack of profits.

Other Income (Expense)

Net other expenses totaled $302,595 for the year ended December 31, 2020, compared to $824,431 in net other expenses for the year ended December 31, 2019.

The Company has issued various convertible notes to help finance its operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the year ended December 31, 2020, we recorded an unrealized gain of $104,386, compared to an unrealized loss of $292,536 during the year ended December 31, 2019 from the change in the value of these derivative features. During the year ended December 31, 2020 we recorded a derivative liability expense of $129,961, compared to no derivative liability expense recorded during the year ended December 31, 2019.

During the year ended December 31, 2021, we recorded interest expense on convertible notes or $227,570, compared to interest expense of $490,548 during the year ended December 31, 2019. During the year ended December 31, 2020, we recorded interest expense related to the amortization of debt discounts totaling $49,450 compared to $17,347 during the year ended December 31, 2019.

Net loss from continuing operations

We incurred a net loss from continuing operations of $566,221, or $0.00 per share, for the year ended December 31, 2020, compared to a net loss of $965,686, or $0.00 per share, for the year ended December 31, 2019.

The weighted average number of basic and fully diluted shares outstanding for the year ended December 31, 2020 was 9,259,486,613, compared to 8,833,435,867 for the year ended December 31, 2019. There are no dilutive equivalents included in our calculation of fully diluted shares for the years ended December 31, 2020 and 2019, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $566,221 for the year ended December 31, 2020. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its Plan of Operation. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2020, we had $111 in assets and a working capital deficit of $5,583,345. Our working capital deficit is largely due to the balance of our convertible notes payable and related derivative liabilities.

During the year ended December 31, 2020, we used net cash of $101,408 from our operating activities from continuing operations compared to $55,669 cash used in our operating activities from continuing operations for the year ended December 31, 2019.

During the year ended December 31, 2020, net cash provided by our financing activities from continuing operations was $101,500 compared to $55,500 cash provided by or used in our financing activities from continuing operations for the year ended December 31, 2019.

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

ROGUE ONE INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Rogue One, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rogue One, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 21, 2021

ROGUE ONE, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$111	$19
Total current assets	111	19
Total assets	$111	$19

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	1,555,862	1,232,927
Convertible notes payable, current	1,559,803	1,515,178
Derivative liabilities	2,298,820	2,191,745
Promissory notes payable	—	17,500
Related party payables	4,505	155
Total current liabilities	5,583,456	5,122,971
Capital lease liability, net	—	—
Total liabilities	5,583,456	5,122,971

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,000 shares
issued and outstanding as of December 31, 2020 and 2019, respectively	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; 0 and 1 shares
issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Preferred stock - Series E, $0.00001 par value. 50 shares authorized; 24 and 12 shares
issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.00001 par value. 11,000,000,000 shares authorized; 10,192,519,400 and 8,638,186,067 shares
issued and outstanding as of December 31, 2020 and 2019, respectively	101,925	86,382
Additional paid-in capital	8,984,757	8,894,472
Accumulated deficit	(14,670,127)	(14,103,906)
Total stockholders' deficit	(5,583,345)	(5,122,952)
Total liabilities and stockholders' deficit	$111	$19

The accompanying notes are an integral part of the consolidated financial statements.

ROGUE ONE, INC.

Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,
	2020	2019

Sales	$—	$—
Cost of goods sold	—	—
Gross margin	—	—
Operating expenses
Compensation and benefits	60,000	60,000
General and administrative expenses	72,169	21,055
Professional fees	131,457	51,350
Stock based compensation	—	8,850
Total operating expenses	263,626	141,255
Income (loss) from continuing operations before other income (expense) and income taxes	(263,626)	(141,255)
Other income (expenses)
Derivative liability expense	(129,961)	—
Gain (loss) on change in value of derivative liabilities	104,386	(292,536)
Gain (loss) on issuance of stock	—	(24,000)
Interest expense, net	(277,020)	(507,895)
Total other income (expense)	(302,595)	(824,431)
Income (loss) from continuing operations before income taxes	(566,221)	(965,686)
Provision for income taxes (benefit)	—	—
Net income (loss)	(566,221)	(965,686)

Basic and diluted earnings (loss) per common share
Net income (loss)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	9,259,486,613	8,833,435,867

The accompanying notes are an integral part of the consolidated financial statements.

ROGUE ONE, INC.

Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2018	10,000,000	$100	1	$—	—	$—	8,809,999,998	$88,100	$8,830,754	$(13,138,220)	$(4,219,266)

Net income (loss)	—	—	—	—	—	—	—	—	—	(965,686)	(965,686)
Exchange of common stock for Series E preferred stock	—	—	—	—	12	—	(361,813,931)	(3,618)	27,618	—	24,000
Issuance of common stock in connection with sales made under
private or public offerings	—	—	—	—	—	—	190,000,000	1,900	36,100	—	38,000

Balance, December 31, 2019	10,000,000	$100	1	$—	12	$—	8,638,186,067	$86,382	$8,894,472	$(14,103,906)	$(5,122,952)

Net income (loss)	—	—	—	—	—	—	—	—	—	(566,221)	(566,221)
Conversion of Series D preferred stock for common stock	—	—	(1)	—	—	—	870,000,000	8,700	(8,700)	—	—
Issuance of Series E preferred stock to an officer as compensation	—	—	—	—	8	—	—	—	17,500	—	17,500
Issuance of common stock in connection with sales made under
private or public offerings	—	—	—	—	2	—	153,333,333	1,533	18,467	—	20,000
Issuance of common stock in exchange for fees and services rendered	—	—	—	—	—	—	200,000,000	2,000	38,000	—	40,000
Conversion of promissory note and accrued interest into
Series E preferred stock	—	—	—	—	2	—	—	—	18,398	—	18,398
Conversion of convertible debentures and accrued interest into
common stock	—	—	—	—	—	—	331,000,000	3,310	6,620	—	9,930

Balance, December 31, 2020	10,000,000	$100	—	$—	24	$—	10,192,519,400	$101,925	$8,984,757	$(14,670,127)	$(5,583,345)

The accompanying notes are an integral part of the consolidated financial statements.

ROGUE ONE, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(566,221)	$(965,686)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	49,450	17,347
Common stock issued in exchange for fees and services	40,000	—
Derivative expense	129,961	—
(Gain) loss on change in value of derivative liabilities	(104,386)	292,536
(Gain) loss on issuance of stock	—	24,000
Changes in operating assets and liabilities:
Accrued liabilities	345,438	576,109
Related party payables	4,350	25
Net cash provided by (used in) operating activities	(101,408)	(55,669)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	38,000
Proceeds from issuance of convertible notes	81,500	17,500
Net cash provided by (used in) financing activities - continuing operations	101,500	55,500

Net increase (decrease) in cash and cash equivalents	92	(169)
Cash and cash equivalents at beginning of period	19	188
Cash and cash equivalents at end of period	$111	$19

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce convertible and promissory notes payable	$9,930	$—
Series E preferred stock issued in lieu of cash for accrued officer compensation	$17,500	$—
Series E preferred stock issued in exchange for conversion of promissory note and accrued interest	$18,398	$—
Series E preferred stock issued in exchange for shares of common stock	$—	$96,000

The accompanying notes are an integral part of the consolidated financial statements.

ROGUE ONE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Rogue One, Inc. (“Rogue One” or the “Company”) is a consumer products and marketing company focused on the high-margin, multi-trillion-dollar alcoholic beverages sector.

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Rogue One executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy"). As consideration, the Company agreed to exchange 4,719,760,108 shares of its common stock. On January 24, 2018, the Company completed the distribution of its common shares to the CEN shareholders in order to consummate the acquisition of Giddy. On December 7, 2020, the Company and Giddy entered into a Settlement Agreement, Waiver and Release of Claims whereby each party warranted and represented that they sought to fully and mutually rescind the purchase agreement dated June 27, 2017 and, in so doing, for Giddy to acquire the assets previously sold and, at the same time, for each of the parties to waive and release all claims, both known and unknown, and to indemnify and hold all other parties harmless. In addition, the parties agreed to enter into an exclusive licensing agreement for the Giddy Up brand in the category of alcoholic beverages.

On September 23, 2020, the Company entered into a Merger Agreement and Plan of Reorganization with Human Brands International, Inc., a private corporation organized pursuant to the laws of the State of Nevada (“Human Brands”), pursuant to which, at the effective time, Human Brands shareholders will exchange 100% of the equity in Human Brands in exchange for a majority controlling interest in the Company. Human Brands operating divisions currently own and manage over 250,000 agave plants, several premium spirit brands, and hold exclusive import and export rights for a variety of spirit brands. Its core foundation is built upon its bulk tequila production operations. Human Brands currently has supply contracts with well-known tequila brands, celebrities and athletes.

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

The consolidated financial statements include the financial statements of Rogue One Inc. and its wholly-owned subsidiary Harvest Soul Inc. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Rogue One Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the years ended December 31, 2020 and 2019, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

As of December 31, 2020, the Company did not have any goodwill or indefinite-lived assets.

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2020 and 2019. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At December 31, 2020 and 2019, the Company had convertible notes outstanding that could be converted into approximately 17,143,852,891 and 23,377,136,247 common shares based up the closing bid price of the company’s common stock at December 31, 2020 and 2019, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2020 and 2019 because the effect would be anti-dilutive.

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

No share-based expenses were recorded for the years ended December 31, 2020 and 2019.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Management has not filed tax returns for the years ended December 31, 2014 through 2020.

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

The Company incurred a net loss of $566,221 for the year ended December 31, 2020 and a working capital deficit of $5,583,345 at December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –NOTES PAYABLE

Convertible Notes Payable

The following tables set forth the components of the Company’s convertible notes from continuing operations at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Principal value of convertible notes	$1,595,553	$1,515,178
Unamortized loan discounts	(35,750)	(—)
Total convertible notes, net	$1,559,803	$1,515,178

The following table sets forth a summary of change in our convertible notes payable for the years ended December 31, 2020 and 2019:

Beginning balance, January 1, 2019	$1,515,178
Issuance of new convertible notes	—
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	—
Conversion of principal amounts outstanding into common stock of the Company	(—)
Ending balance December 31, 2019	$1,515,178
Issuance of new convertible notes	85,200
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	—
Conversion of principal amounts outstanding into common stock of the Company	(4,825)
Ending balance December 31, 2020	$1,595,553

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 24,445 common shares. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at December 31, 2020.

On January 5, 2015, the Company executed a promissory note for $20,000. The note bears interest at 6% and has a maturity date of January 5, 2016. It can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $20,000 at December 31, 2020.

On January 26, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of January 26, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at December 31, 2020.

On February 10, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of February 10, 2016. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $3,600 at December 31, 2020.

On February 10, 2015, its holder sold dated June 30, 2014 a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $64,445 at December 31, 2020.

On February 13, 2015, the Company executed a promissory note for $50,000. The note bears interest at 8% and has a maturity date of February 13, 2016. The note can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $52,966 at December 31, 2020.

On March 17, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of March 17, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at December 31, 2020.

On March 27, 2015, the Company executed a promissory note for $15,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the three (3) days prior to the date of conversion. The balance of this note was $11,000 at December 31, 2020.

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a at a rate equivalent to the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $12,000 at December 31, 2020.

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $23,000 at December 31, 2020.

On August 7, 2015, its holder sold two promissory notes aggregating $46,705 and originating in 2014 to a third-party investor and the terms of the notes were modified. The new note bears interest at 6% and has a maturity date of August 6, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $46,705 at December 31, 2020.

On August 21, 2015, the Company executed a promissory note for $30,000. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $30,000 at December 31, 2020.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes was $30,000 at December 31, 2020.

On September 2, 2015, the Company executed a promissory note for $51,414. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $51,414 at December 31, 2020.

On September 4, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of September 4, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $39,342 at December 31, 2020.

During the year ended December 31, 2015, the Company received debt proceeds from the issuance of five convertible promissory notes aggregating $99,500 to certain lenders. The Company has attempted with no avail to locate these note agreements and validate the sources of these debt proceeds. It has exhausted all of its available resources in its efforts to locate these notes and note holders. As such, the Company has made certain assumptions in regard to the contractual terms associated with these notes, which are consistent with other convertible debt securities issued during the period. The balance of these notes was $99,500 at December 31, 2020.

On January 1, 2018, the Company executed three promissory notes aggregating $693,819 to settle a legal matter. See Note 9 – Commitments and Contingencies. The notes bear interest at 12% and have a maturity date of July 10, 2018. The notes can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. On March 6, 2020, one of the holders entered into a note purchase and assignment agreement whereby $50,000 of note principal was sold to a third-party investor. The balance of these notes was $643,819 at December 31, 2020.

On March 13, 2018, the Company issued a convertible promissory note for $5,500. The note bears interest at 12% and has a maturity date of March 13, 2020. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $5,500 at December 31, 2020.

On December 12, 2018, the Company issued a convertible promissory note for $25,000. The note bears interest at 8% and has a maturity date of December 12, 2020. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is equal to the lowest bid price during the five trading days prior to the date of conversion. The balance of this note was $25,000 at December 31, 2020.

On March 6, 2020, as described above, a third-party investor purchased $50,000 in note principal from an existing noteholder pursuant to a note purchase and assignment agreement. On October 21, 2020, the holder converted $4,825 in note principal and $4,605 in accrued interest into 331,000,000 shares of the Company’s common stock. The balance of this note was $45,174 at December 31, 2020.

On April 3, 2020, the Company issued a convertible promissory note for $35,000. The note bears interest at 12% and has a maturity date of December 31, 2020. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. The balance of this note was $35,000 and remaining unamortized discount was $10,208 at December 31, 2020.

On May 26, 2020, the Company issued a convertible promissory note for $15,000. The note bears interest at 12% and has a maturity date of February 26, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 30 trading days prior to the date of conversion. The balance of this note was $15,000 and remaining unamortized discount was $6,875 at December 31, 2020.

On June 8, 2020, the Company issued a convertible promissory note for $11,200. The note was issued with an original issue discount of $1,200, or an effective interest rate of 12%, and has a maturity date of June 8, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $11,200 and remaining unamortized discount was $4,667 at December 31, 2020.

On August 12, 2020, the Company issued a convertible promissory note for $24,000. The note was issued with an original issue discount of $2,500, or an effective interest rate of 11.6%, and has a maturity date of August 12, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $24,000 and remaining unamortized discount was $14,000 at December 31, 2020.

As of December 31, 2020, most of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults. The Company is accruing interest on these convertible promissory notes at default rates ranging between 12% and 24%.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of December 31, 2020 and 2019, the Company determined that the fair value of these derivative liabilities totaled $2,298,820 and $2,191,745, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

For the Years Ended
	December 31, 2020	December 31, 2019

Expected dividend yield (1)	0.00%	0.00% %
Risk-free interest rate (2)	0.09-0.17%	1.57-2.63%
Expected volatility (3)	199.52-527.04%	310.09-582.91%
Expected life (in years)	0.50-1.00	0.50-1.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

A portion of this amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The remaining debt discounts associated with these beneficial conversion features was $35,750 and $0 respectively as of December 31, 2020 and 2019. The related amortization expense was $49,450 and $17,347 for the year ended December 31, 2020 and 2019, respectively. See Note 6 – Fair Value Measurements for additional details.

During the year ended December 31, 2020, the Company converted, upon receiving formal notices from its noteholders, $4,825 in note principal, plus accrued interest totaling $4,605, into 331,000,000 shares of common stock. No shares of common stock were issued in connection with the conversion of notes payable or accrued interest during the year ended December 31, 2019.

At December 31, 2020 and 2019, the number of shares of common stock underlying these convertible debentures totaled 17,143,852,891 and 23,377,136,247 shares, respectively.

Promissory Notes Payable

On November 21, 2019, the Company issued a promissory note for gross proceeds of $17,500. The note bears interest at 5.0% per annum and is payable at the earlier of (i) 60 days or (ii) upon demand. On December 31, 2020, the note, plus $898 in accrued interest, was exchanged for 2 shares of the Company’s Series E convertible preferred stock. At the time of the exchange, all amounts due under the note were deemed to be paid-in-full and the note was cancelled.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On October 13, 2020, in a resolution signed by the Board of Directors and Series A Preferred Stockholders, the Company reduced its authorized shares of Series A Preferred Stock from 69,999,990 shares authorized to 10,000,000 total authorized shares of Series A Preferred Stock with a par value $0.00001. At December 31, 2020 and 2019, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

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

On May 12, 2020, the Company issued 8 shares of Series E convertible preferred stock to Joe E. Poe, Jr., its chief executive officer, valued at $17,500 in accordance with terms of his employment agreement. Each share of Series convertible preferred stock is convertible into 40,000,000 shares of common stock.

On November 20, 2020, the Company issued 2 shares of Series E convertible preferred stock in connection with a private offering.

On December 31, 2020, the Company issued 2 shares of Series E convertible preferred stock in exchange for a $17,500 promissory note, plus $898 in accrued interest. At the time of the exchange, all amounts due under the note were deemed to be paid-in-full and the note was cancelled.

Common Stock

The authorized common stock of the Company consists of 9,000,000,000 shares with a par value $0.00001. At December 31, 2020 and 2019, the Company had 10,192,519,400 and 8,638,186,067 shares of its common stock issued and outstanding, respectively.

Common Stock Issued in Private Placements

On November 20, 2020, the Company entered into a subscription agreement with an accredited investor pursuant to which the Company sold 20,000,000 shares of common stock and 2 shares of Series E convertible preferred stock for gross proceeds of $10,000.

On December 4, 2020, the Company entered into a subscription agreement with an accredited investor pursuant to which the Company sold 133,333,333 shares of common stock for gross proceeds of $10,000.

During the year ended December 31, 2019, the Company sold 190,000,000 shares of common stock for gross proceeds of $38,000 to accredited investors in private placements.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

On August 11, 2020, the Company issued 200,000,000 shares of common stock to contractors for services rendered.

During the year ended December 31, 2019, the Company issued 240,000,000 shares of common stock valued at $48,000 to contractors for fees and services rendered.

Common Stock Issued in Connection with the Conversion of Notes and Accrued Interest Payable

On October 21, 2020, the Company issued 331,000,000 shares of common stock in connection with the conversion of $4,825 in note principal and $4,605 in accrued interest.

During the year ended December 31, 2019, the company issued 1,071,819,813 shares of common stock in connection with the conversion of $17,369 in principal and $41,581 in accrued interest related to its convertible promissory notes.

These issuances were exempt from registration under rule 144.

NOTE 5 – INCOME TAXES

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $14.7 million that may be available to reduce our tax liability through tax year 2038. We estimate the benefits of this loss carry forward at $3.1 million if the Company produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2020, due to current period losses and full valuation allowance on deferred tax assets.

A reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	2020	2019
Expected expense (benefit) (21%)	$(118,906)	$(180,604)
State income taxes, net of federal benefit	(26,839)	(40,765)
Valuation allowance	145,745	221,369
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2020 and 2019:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$3,080,727	$2,939,630
Less: valuation allowance	(3,080,727)	(2,939,630)
Net deferred tax asset	$—	$—

Tax net operating loss carryforwards may be limited pursuant to the IRS Section 382 in the event of certain ownership changes.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2019	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,191,745	—	—	$2,191,745
Total	$2,191,745	—	—	$2,191,745

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2020	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,298,820	—	—	2,298,820
Total	$2,298,820	—	—	2,298,820

The following table sets forth a summary of change in fair value of our derivative liabilities for the years ended December 31, 2020 and 2019:

Beginning balance, January 1, 2019	$1,899,209
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$292,536
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$—
Ending balance, December 31, 2019	$2,191,745
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	$(104,386)
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	$211,461
Ending balance, December 31, 2020	$2,298,820

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On May 1, 2017, the Company entered into an employment agreement with its chief executive officer, Joe E. Poe, Jr. Under the terms of the agreement, the Mr. Poe has the right to be issued one percent (1.0%) of the issued and outstanding shares of the Company’s common stock on the date of his choosing. As of December 31, 2020, the Company has accrued $17,500 in stock-based compensation expense related to this provision.

On September 23, 2020, the Company entered into a Merger Agreement and Plan of Reorganization with Human Brands International, Inc., a private corporation organized pursuant to the laws of the State of Nevada (“Human Brands”), pursuant to which, at the effective time, Human Brands shareholders will exchange 100% of the equity in Human Brands in exchange for a majority controlling interest in the Company. The agreement requires the Company to receive FINRA’s approval of a reverse stock split of its common stock. The agreement contains customary terms and conditions including completion of due diligence by the parties and approval by a majority of the Company’s shareholders and Human Brands shareholders.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On January 20, 2021, the sellers of Giddy Up Energy Products returned 200,000,000 shares of the Company’s common stock in connection with a settlement agreement, waiver and release of claims dated December 7, 2020.

On February 9, 2021, the Company issued 35,000,000 shares of common stock to its officers and employees as compensation.

On February 9, 2021, the Company issued 200,000,000 shares of common stock to contractors for services rendered.

On February 11, 2021, the Company issued 120,000,000 shares of common stock to its Joe E. Poe, Jr., its chief executive officer, in connection with the conversion of three (3) shares of Series E convertible preferred stock.

On February 18, 2021, the Company entered into a subscription agreement with an accredited investor pursuant to which the Company sold 83,333,334 shares of common stock for gross proceeds of $50,000.

On February 21, 2021, the Company entered into a subscription agreement with an accredited investor pursuant to which the Company sold 83,333,334 shares of common stock for gross proceeds of $50,000.

On March 1, 2021, the Company issued 99,999,856 shares of common stock in connection with the conversion of $4,849 in note principal and $6,151 in accrued interest.

On April 7, 2021 the Company effected a 1-for-100 reverse split which as preceded by a filing of an amendment to its Articles of Incorporation that the Company completed with the Nevada Secretary of State on February 13, 2021. On April 7, 2021, the Company also amended its Articles of Incorporation to change its name to Rogue One, Inc.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020.

Based on the review described above, our Chief Executive Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management evaluated the design and operation of our internal control over financial reporting as of December 31, 2020, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013, and has concluded that such internal control over financial reporting were not effective.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not adequate and effective, as of December 31, 2020, to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table lists our directors and provides their respective ages and titles as of December 31, 2020.

Name	Age	Position
Joe E. Poe, Jr. (1)	59	Chairman of the Board of Directors and Chief Executive Officer
Ryan Dolder	43	Director and Chief Financial Officer
Janon Costley	47	Director and Chief Operating Officer

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

Ryan Dolder, Chief Financial Officer and Director

On October 13, 2020, the Company appointed Ryan Dolder, age 43, as its Chief Financial Officer and a member of its Board of Directors.

Mr. Dolder has significant beverage industry experience, having worked with leading international brands and bar/restaurant groups, responsible for managing, purchasing and negotiating with global distributors. Amongst others, he has held management positions with both Rande Gerber’s Midnight Oil Group, which launched Casamigos Tequila with George Clooney, and Bortz Entertainment Group. Mr. Dolder founded Human Brands in 2014. He has a double major in marketing and computer science from the University of Notre Dame.

Janon Costley, Chief Operating Officer and Director

On October 13, 2020, the Company appointed Janon Costley, age 47, as its Chief Operating Officer and a member of its Board of Directors.

Mr. Costley brings more than two decades of experience in operations, business development and sales and marketing. Initially starting out in the fashion industry, Mr. Costley worked with leading brands including Converse, Sketchers, FIFA, MCM and Pony in both supplier and licensing partner capacities. Mr. Costley co-founded The Brand Liaison, which ultimately led him to the beverage industry. He subsequently served as CEO of Village Tea Company, founded Affinity Beverage Group, STI Signature Spirits Group and CapCity Beverage LLC.

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

SUMMARY COMPENSATION TABLE
(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-Equity Incentive Plan Compensation	(h) Nonqualified Deferred Earnings Compensation	(i) All Other Compensation	(j) Total
	2020	$60,000	$-	$-	$-	$-	$-	$-	$60,000
Joe E. Poe, Jr., Chairman & CEO	2019	$60,000	$-	$8,850	$-	$-	$-	$-	$68,850
	2018	$60,000	$-	$8,650	$-	$-	$-	$-	$68,650

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2020, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by for services provided during our 2020 and 2019 fiscal years.

	2020	2019
Audit related fees	$40,000	$30,000
Tax fees	—	—
Totals	$40,000	$30,000

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

Approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2020 and 2019 were pre-approved by Board of Directors.

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

ROGUE ONE INC., INC.

Date: April 21, 2021	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe E. Poe, Jr.	Chief Executive Officer	April 21, 2021
Joe E. Poe, Jr.