Form 10-Q
period 2021-03-31
Rogue One, Inc.
filed 2021-05-24
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 20, 2021, the Registrant had 119,942,288 shares of Common Stock issued and outstanding.

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

ii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH PROMISE FOODS, INC.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$2,129	$111
Total current assets	2,129	111
Other noncurrent assets	80,000	—
Total assets	$82,129	$111

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	1,397,693	1,554,862
Convertible notes payable, current	1,576,254	1,559,803
Derivative liabilities	2,460,803	2,298,820
Related party payables	4,505	4,505
Total current liabilities	5,604,721	5,583,456
Total liabilities	5,604,721	5,583,456

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,000 shares
issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; zero shares
issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock - Series E, $0.00001 par value. 50 shares authorized; 48 and 20 shares
issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value. 1,000,000,000 shares authorized; 104,141,859 and 101,925,194 shares
issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	104,142	101,925
Additional paid-in capital	9,573,541	8,984,757
Accumulated deficit	(15,200,375)	(14,670,127)
Total stockholders' deficit	(5,522,592)	(5,583,345)
Total liabilities and stockholders' deficit	$82,129	$111

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Sales	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Operating expenses
Compensation and benefits	57,000	15,000
General and administrative expenses	9,482	2,174
Professional fees	8,500	58,500
Stock based compensation	215,000	—
Total operating expenses	289,982	75,674
Loss from operations	(289,982)	(75,674)
Other income (expenses)
Gain (loss) on change in value of derivative liabilities	(161,983)	113,585
Interest expense, net	(78,283)	(55,412)
Total other income (expense)	(240,266)	58,173
Loss before income taxes	(530,248)	(17,501)
Provision for income taxes (benefit)	—	—
Net loss	(530,248)	(17,501)
Basic and diluted loss per common share
Net loss	$(0.01)	$(0.00)
Weighted-average number of common shares outstanding:
Basic and diluted	102,120,193	86,381,861

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

									Additional		Total
	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2019	10,000,000	$100	1	$—	12	$—	86,381,861	$86,383	$8,894,472	$(14,103,906)	$(5,122,952)

Net loss	—	—	—	—	—	—	—	—	—	(17,501)	(17,501)

Balance, March 31, 2020	10,000,000	$100	1	$—	12	$—	86,381,861	$86,382	$8,894,472	$(14,121,407)	$(5,140,453)

									Additional		Total
	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2020	10,000,000	$100	—	$—	24	$—	101,925,194	$101,925	$8,984,757	$(14,670,127)	$(5,583,345)

Net loss	—	—	—	—	—	—	—	—	—	(530,248)	(530,248)
Conversion of Series E preferred stock for common stock	—	—	—	—	(3)	—	1,200,000	1,200	(1,200)	—	—
Issuance of Series E preferred stock in connection with sales made under
private or public offerings	—	—	—	—	2	—	—	—	40,000	—	40,000
Issuance of Series E preferred and common stock as
compensation to employees, officers and/or directors	—	—	—	—	6	—	100,000	100	89,900	—	90,000
Issuance of Series E preferred and common stock as compensation
to employees, officers and/or directors	—	—	—	—	15	—	250,000	250	224,750	—	225,000
Issuance of Series E preferred stock in exchange for fees and services rendered	—	—	—	—	4	—	—	—	125,000	—	125,000
Issuance of common stock in connection with sales made under
private or public offerings	—	—	—	—	—	—	1,666,667	1,667	98,333	—	100,000
Return of common stock issued in connection with the
acquisition of a business	—	—	—	—	—	—	(2,000,000)	(2,000)	2,000	—	—
Conversion of convertible notes payable and accrued interest into
common stock	—	—	—	—	—	—	999,999	1,000	10,001	—	11,001

Balance, March 31, 2021	10,000,000	$100	—	$—	48	$—	104,141,859	$104,142	$9,573,541	$(15,200,375)	$(5,522,592)

The accompanying notes are an integral part of the consolidated financial statements.

FRESH PROMISE FOODS, INC.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(530,248)	$(17,501)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	21,300	—
Preferred stock issued as compensation to employees, officers and/or directors	90,000	—
Preferred stock issued in exchange for fees and services	125,000	—
(Gain) loss on change in value of derivative liabilities	161,983	(113,585)
Changes in operating assets and liabilities:
Accrued liabilities	73,983	128,912
Other noncurrent assets	(80,000)	—
Related party payables	—	2,224
Net cash provided by (used in) operating activities	(137,982)	50
Cash flows from investing activities:
Investment	—	—
Net cash provided by (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	140,000	—
Net cash provided by financing activities	140,000	—
Net increase in cash and cash equivalents	2,018	50
Cash and cash equivalents at beginning of period	111	19
Cash and cash equivalents at end of period	$2,129	$69
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce convertible notes payable	$11,001	$—
Series E preferred stock issued in lieu of cash for accrued officer compensation	$225,000	$—

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

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Rogue One executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy"). As consideration, the Company agreed to exchange 47,197,601 shares of its common stock. On January 24, 2018, the Company completed the distribution of its common shares to the CEN shareholders in order to consummate the acquisition of Giddy. On December 7, 2020, the Company and Giddy entered into a Settlement Agreement, Waiver and Release of Claims whereby each party warranted and represented that they sought to fully and mutually rescind the purchase agreement dated June 27, 2017 and, in so doing, for Giddy to acquire the assets previously sold and, at the same time, for each of the parties to waive and release all claims, both known and unknown, and to indemnify and hold all other parties harmless. In addition, the parties agreed to enter into an exclusive licensing agreement for the Giddy Up brand in the category of alcoholic beverages.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

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

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company believes these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of its condensed consolidated financial position and consolidated results of operations for the periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2021 and December 31, 2020, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, Earnings per Share. Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2021 and 2020. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At March 31, 2021 and 2020, the Company had convertible notes outstanding that could be converted into approximately 36,218,340 and 233,771,363 common shares based up the closing bid price of the Company’s common stock at March 31, 2021 and 2020, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2021 and 2020 because the effect would be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company incurred a net loss of $530,248 for the three months ended March 31, 2021 and a working capital deficit of $5,602,593 at March 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OTHER NONCURRENT ASSETS

At March 31, 2021 and December 31, 2020, other noncurrent assets were $80,000 and $0, respectively. Other noncurrent assets are comprised solely of advances made by the Company to Human Brands International, Inc., an entity with which the Company has entered into a merger agreement and plan of reorganization. See Note 8 – Commitments and Contingencies. The advances were made to help finance capital expenditures, expand capacity and facilitate working capital needs.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal value of convertible notes	$1,590,704	$1,595,553
Unamortized loan discounts	(14,450)	(35,750)
Total convertible notes, net	$1,576,254	$1,559,803

The following table sets forth a summary of change in our convertible notes payable for the three months ended March 31, 2021:

Beginning balance, January 1, 2021	$1,559,803
Amortization of debt discounts	21,300
Issuance of new convertible notes	—
Conversion of principal amounts outstanding into common stock of the Company	(4,849)
Ending balance March 31, 2021	$1,576,254

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 245 common shares. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at March 31, 2021.

On January 5, 2015, the Company executed a promissory note for $20,000. The note bears interest at 6% and has a maturity date of January 5, 2016. It can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $20,000 at March 31, 2021.

On January 26, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of January 26, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at March 31, 2021.

On February 10, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of February 10, 2016. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $3,600 at March 31, 2021.

On February 10, 2015, its holder sold dated June 30, 2014 a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. On March 1, 2021, the holder converted $4,849 in note principal and $6,152 in accrued interest into 999,999 shares of the Company’s common stock. The balance of this note was $59,596 at March 31, 2021.

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

The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $52,966 at March 31, 2021.

On March 17, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of March 17, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at March 31, 2021.

On March 27, 2015, the Company executed a promissory note for $15,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the three (3) days prior to the date of conversion. The balance of this note was $11,000 at March 31, 2021.

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a at a rate equivalent to the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $12,000 at March 31, 2021.

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $23,000 at March 31, 2021.

On August 7, 2015, its holder sold two promissory notes aggregating $46,705 and originating in 2014 to a third-party investor and the terms of the notes were modified. The new note bears interest at 6% and has a maturity date of August 6, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $46,705 at March 31, 2021.

On August 21, 2015, the Company executed a promissory note for $30,000. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $30,000 at March 31, 2021.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes was $30,000 at March 31, 2021.

On September 2, 2015, the Company executed a promissory note for $51,414. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $51,414 at March 31, 2021.

On September 4, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of September 4, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $39,342 at March 31, 2021.

During the year ended December 31, 2015, the Company received debt proceeds from the issuance of five convertible promissory notes aggregating $99,500 to certain lenders. The Company has attempted with no avail to locate these note agreements and validate the sources of these debt proceeds. It has exhausted all of its available resources in its efforts to locate these notes and note holders. As such, the Company has made certain assumptions in regard to the contractual terms associated with these notes, which are consistent with other convertible debt securities issued during the period. The balance of these notes was $99,500 at March 31, 2021.

On January 1, 2018, the Company executed three promissory notes aggregating $693,819 to settle a legal matter. See Note 9 – Commitments and Contingencies. The notes bear interest at 12% and have a maturity date of July 10, 2018. The notes can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. On March 6, 2020, one of the holders entered into a note purchase and assignment agreement whereby $50,000 of note principal was sold to a third-party investor. The balance of these notes was $643,819 at March 31, 2021.

On March 13, 2018, the Company issued a convertible promissory note for $5,500. The note bears interest at 12% and has a maturity date of March 13, 2020. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $5,500 at March 31, 2021.

On December 12, 2018, the Company issued a convertible promissory note for $25,000. The note bears interest at 8% and has a maturity date of December 12, 2020. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is equal to the lowest bid price during the five trading days prior to the date of conversion. The balance of this note was $25,000 at March 31, 2021.

On March 6, 2020, as described above, a third-party investor purchased $50,000 in note principal from an existing noteholder pursuant to a note purchase and assignment agreement. On October 21, 2020, the holder converted $4,825 in note principal and $4,605 in accrued interest into 3,310,000 shares of the Company’s common stock. The balance of this note was $45,174 at March 31, 2021.

On April 3, 2020, the Company issued a convertible promissory note for $35,000. The note bears interest at 12% and has a maturity date of December 31, 2020. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. The balance of this note was $35,000 and remaining unamortized discount was $10,208 at March 31, 2021.

On May 26, 2020, the Company issued a convertible promissory note for $15,000. The note bears interest at 12% and has a maturity date of February 26, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 30 trading days prior to the date of conversion. The balance of this note was $15,000 and remaining unamortized discount was $6,875 at March 31, 2021.

On June 8, 2020, the Company issued a convertible promissory note for $11,200. The note was issued with an original issue discount of $1,200, or an effective interest rate of 12%, and has a maturity date of June 8, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $11,200 and remaining unamortized discount was $4,667 at March 31, 2021.

On August 12, 2020, the Company issued a convertible promissory note for $24,000. The note was issued with an original issue discount of $2,500, or an effective interest rate of 11.6%, and has a maturity date of August 12, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $24,000 and remaining unamortized discount was $14,000 at March 31, 2021.

As of March 31, 2021, most of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults. The Company is accruing interest on these convertible promissory notes at default rates ranging between 12% and 24%.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of March 31, 2021 and 2020, the Company determined that the fair value of these derivative liabilities totaled $2,460,803 and $2,298,820, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

	March 31, 2021	December 31, 2020

Expected dividend yield (1)	0.0%	0.0%
Risk-free interest rate (2)	0.05 – 0.07%	0.09 – 0.17%
Expected volatility (3)	253.5 – 415.6%	199.52 – 582.91%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

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

All of the convertible debentures were analyzed at the time of their issuance for a beneficial conversion feature. In some instances, the Company concluded that a beneficial conversion feature existed. The beneficial conversion features were measured using the commitment-date stock price and were determined to aggregate $698,819. This amount is recorded as a debt discount and is amortized as interest expense over the term of the related convertible debentures. The debt discounts were fully amortized as of March 31, 2021. No amortization expense was recorded for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, the number of shares of common stock underlying these convertible debentures totaled 36,218,340 shares.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 69,999,990 shares with a par value $0.00001. At March 31, 2021 and December 31, 2020, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

Series D Preferred Stock

In April 2018, the Company designated and issued one (1) share of its preferred stock as “Series D”. The share is convertible into 8.70% of the Company’s then outstanding common stock, but no less than 8,500,000 shares of common stock subject to the satisfaction of certain conditions precedent. The holder is entitled to vote with the Company’s common stockholders, entitled to dividends, and certain liquidation rights. The Company, with the holder’s consent, may redeem the preferred share.

On June 15, 2020, the Company issued 8,700,000 shares of common stock upon the conversion of the share of Series D preferred stock.

Series E Preferred Stock

The authorized Series E preferred stock of the Company consists of 50 shares with a par value $0.00001. At March 31, 2021 and December 31, 2020, the Company had 48 and 24 shares of its Series E preferred stock issued and outstanding, respectively.

On February 10, 2021, the Company issued 15 shares of Series E convertible preferred stock and 250,000 shares of common stock valued at $225,000 in lieu of cash for unpaid salary amounts to its chief executive officer. Additionally, the Company issued two of its officers an aggregate 6 shares of Series E convertible preferred stock and 100,000 shares of common stock valued at $90,000 as compensation.

On February 11, 2021, the Company issued 4 shares of Series E convertible preferred stock valued at $125,000 to a contractor for services rendered.

On March 1, 2021, the Company issued 2 shares of Series E convertible preferred stock pursuant to subscription agreements with accredited investors for proceeds of $40,000.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value $0.001. At March 31, 2021 and December 31, 2020, the Company had 104,141,856 and 101,925,194 shares of its common stock issued and outstanding, respectively.

On December 7, 2020, the Company and Giddy entered into a Settlement Agreement, Waiver and Release of Claims whereby each party warranted and represented that they sought to fully and mutually rescind the purchase agreement dated June 27, 2017 and, in so doing, for Giddy to acquire the assets previously sold and, at the same time, for each of the parties to waive and release all claims, both known and unknown, and to indemnify and hold all other parties harmless. On January 20, 2021, Giddy returned 2,000,000 shares of the Company’s common stock in connection with the agreement.

On February 11, 2021, the Company issued 1,200,000 shares of common stock to its chief executive officer in connection with the conversion of three (3) shares of Series E convertible preferred stock.

During the three months ended March 31, 2021, the Company issued 1,666,667 shares of common stock pursuant to subscription agreements with accredited investors for proceeds of $100,000.

During the three months ended March 31, 2021, the company issued 999,999 shares of common stock in connection with the conversion of $4,849 in principal and $6,152 in accrued interest related to its convertible promissory notes.

These issuances were exempt from registration under rule 144.

NOTE 6 – INCOME TAXES

As of March 31, 2021, the Company had net operating loss carry forwards of approximately $15.2 million that may be available to reduce its tax liability through tax year 2039. The Company estimates the benefits of this loss carry forward at $3.2 million if it produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2019, due to current period losses and full valuation allowance on deferred tax assets.

For the three months ended March 31, 2021 and 2020, a reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Expected expense (benefit) (21%)	$(111,352)	$(3,675)
State income taxes, net of federal benefit	(25,134)	(830)
Income tax provision (benefit)	(136,486)	(4,505)
Valuation allowance	136,486	4,505
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$3,192,079	$3,080,727
Less: valuation allowance	(3,192,079)	(3,080,727)
Net deferred tax asset	$—	$—

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2020	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,298,820	—	—	$2,298,820
Total	$2,298,820	—	—	$2,298,820

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of March 31, 2021:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	03/31/2021	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,460,803	—	—	$2,460,803
Total	$2,460,803	—	—	$2,460,803

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the three months ended March 31, 2021:

Beginning balance, January 1, 2021	$2,298,820
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	161,983
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	—
Ending balance, March 31, 2021	$2,460,803

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2021 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements, except as follows:

On May 5, 2021, Union Capital, LLC (the “Note Holder”) agreed to exchange and surrender five promissory notes that were previously issued to the Note Holder with an aggregate principal amount of $271,965 and (the “Prior Notes”) but presently having an unconverted balance of $185,852 in principal and $318,350 in interest in exchange (the “Exchange Transaction”) for an aggregate of 10,900,000 shares of common stock pursuant to a Settlement Agreement, Waiver, Release of Claims and Exchange Agreement dated April 26, 2021.

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

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Rogue One executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy"). As consideration, the Company agreed to exchange 47,197,601 shares of its common stock. On January 24, 2018, the Company completed the distribution of its common shares to the CEN shareholders in order to consummate the acquisition of Giddy. On December 7, 2020, the Company and Giddy entered into a Settlement Agreement, Waiver and Release of Claims whereby each party warranted and represented that they sought to fully and mutually rescind the purchase agreement dated June 27, 2017 and, in so doing, for Giddy to acquire the assets previously sold and, at the same time, for each of the parties to waive and release all claims, both known and unknown, and to indemnify and hold all other parties harmless. In addition, the parties agreed to enter into an exclusive licensing agreement for the Giddy Up brand in the category of alcoholic beverages.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Sales

We did not record any revenues for the three months ended March 31, 2021 and 2020. We are contemplating various opportunities as a means to generate future sales revenue; however, we can provide no assurance that our efforts will successfully result in any new revenues.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross profit by sales.

We did not record any cost of goods sold for either of the three months ended March 31, 2021 and 2020. As such, we did not realize any gross profits during either of the three-month periods ended March 31, 2021 and 2020.

Operating Expenses

Operating expenses totaled $289,982 for the three months ended March 31, 2021, compared to $75,674 in operating expenses for the three months ended March 31, 2020, or an increase of $214,308.

Our operating expenses are primarily comprised of compensation and benefits, professional fees and other general and administrative costs. The increase in operating expenses was due to increased compensation costs related to the addition of new executive management and stock-based compensation to employees and service providers. We expect our operating expenses to increase proportionally to our business activities as we begin to execute upon our business plan in future periods.

Other Income (Expense)

Net other income totaled $240,266 for the three months ended March 31, 2021, compared to $58,173 in net other income for the three months ended March 31, 2020, or a decrease of $298,439.

The Company has issued various convertible notes to help finance its operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the three months ended March 31, 2021, recorded an unrealized loss of $161,983 from the increase in value of these derivative features, compared to an unrealized gain of $113,585 from the change in the value of these derivative features during the three months ended March 31, 2020.

During the three months ended March 31, 2021, we recorded interest expense related to the amortization of debt discounts totaling $0, compared to $5,541 during the three months ended March 31, 2020. During the three months ended March 31, 2020, we accrued interest expense on convertible notes or $56,983, compared to interest expense of $55,412 during the three months ended March 31, 2019.

Net Loss

We incurred a net loss of $530,248, or $0.01 per share, for the three months ended March 31, 2021, compared to a net loss of $17,501, or $0.00 per share, for the three months ended March 31, 2020.

The weighted average number of basic and fully diluted shares outstanding for the three months ended March 31, 2021 was 102,120,193, compared to 86,381,861 for the three months ended March 31, 2020. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended March 31, 2021, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $530,248 for the three months ended March 31, 2021. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At March 31, 2021, we had cash and cash equivalents totaling $2,129 and a working capital deficit of $5,602,593. Our working capital deficit is primarily due to the balance of our convertible notes payable and related derivative liabilities.

During the three months ended March 31, 2021, net cash used in operating activities was $137,982, compared to $50 of cash provided by operating activities for the three months ended March 31, 2020. During the three months ended March 31, 2021, net cash provided by financing activities was $140,000 compared, to $0 of cash provided by financing activities for the three months ended March 31, 2020.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended March 31, 2021.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

 Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2021. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2021, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2021, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 21, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2021, the Company issued 350,000 shares of common stock to officers as compensation.

On February 22, 2021, the Company issued 1,200,000 shares of common stock to a shareholder upon the conversion of three shares of preferred stock.

On February 23, 2021, the Company issued 1,666,667 shares of common stock pursuant to subscription agreements and received proceeds of $100,000.

On March 1, 2021, the Company issued 999,999 shares of common stock to a note holder upon the conversion of $13,636 in convertible note principal and $1,364 of accrued interest.

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

ROGUE ONE, INC.

Date: May 24, 2021	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

