Form 10-Q
period 2021-06-30
Rogue One, Inc.
filed 2021-08-25
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 20, 2021, the Registrant had 128,432,131 shares of Common Stock issued and outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROGUE ONE, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$216	$111
Total current assets	216	111
Other noncurrent assets	145,000	—
Total assets	$145,216	$111

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,466	$165,466
Accrued liabilities	990,078	1,554,862
Convertible notes payable, current	1,407,701	1,559,803
Derivative liabilities	2,747,418	2,298,820
Promissory notes payable	12,500	—
Related party payables	6,055	4,505
Total current liabilities	5,329,218	5,583,456
Total liabilities	5,329,218	5,583,456

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; zero 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock - Series E, $0.00001 par value. 50 shares authorized; 50 and 20 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value. 1,000,000,000 shares authorized; 123,197,371 and 101,929,993 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	123,197	101,930
Additional paid-in capital	10,354,315	8,984,752
Accumulated deficit	(15,661,614)	(14,670,127)
Total stockholders' deficit	(5,184,002)	(5,583,345)
Total liabilities and stockholders' deficit	$145,216	$111

The accompanying notes are an integral part of the condensed consolidated financial statements..

ROGUE ONE, INC.

Condensed Consolidated Statements of Operations (Unaudited )

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—
Operating expenses
Compensation and benefits	57,000	15,000	114,000	30,000
General and administrative expenses	30,137	15,577	39,619	17,751
Professional fees	20,605	9,435	29,105	67,935
Stock based compensation	—	—	215,000	—
Total operating expenses	107,742	40,012	397,724	115,686
Loss from operations	(107,742)	(40,012)	(397,724)	(115,686)
Other income (expenses)
Derivative liability expense	—	(102,248)	—	(102,248)
Loss on change in value of derivative liabilities	(286,615)	(2,706,281)	(448,598)	(2,592,696)
Interest expense, net	(66,882)	(67,529)	(145,165)	(122,941)
Total other income (expense)	(353,497)	(2,876,058)	(593,763)	(2,817,885)
Loss before income taxes	(461,239)	(2,916,070)	(991,487)	(2,933,571)
Provision for income taxes (benefit)	—	—	—	—
Net loss	(461,239)	(2,916,070)	(991,487)	(2,933,571)

Basic and diluted loss per common share
Net loss	$(0.00)	$(0.03)	$(0.01)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	116,934,786	96,515,927	109,572,911	87,098,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGUE ONE, INC.

Condensed Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Deficit

Balance, March 31, 2020	10,000,000	$100	1	$—	12	$—	86,386,660	$86,387	$8,894,467	$(14,121,407)	$(5,140,453)

Net loss	—	—	—	—	—	—	—	—	—	(2,916,070)	(2,916,070)
Conversion of Series D preferred stock for common stock	—	—	(1)	—	—	—	870,000	8,700	(8,700)	—	—
Issuance of Series E preferred stock to an officer as compensation	—	—	—	—	8	—	—	—	17,500	—	17,500

Balance, June 30, 2020	10,000,000	$100	—	$—	20	$—	87,256,660	$95,087	$8,903,267	$(17,037,477)	$(8,039,023)

	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Deficit

Balance, March 31, 2021	10,000,000	$100	—	$—	48	$—	104,146,658	$104,147	$9,573,536	$(15,200,375)	$(5,522,592)

Net loss	—	—	—	—	—	—	—	—	—	(461,239)	(461,239)

Issuance of Series E preferred stock in connection with sales made under private or public offerings	—	—	—	—	2	—	—	—	20,000	—	20,000
Issuance of common stock in connection with sales made under private or public offerings	—	—	—	—	—	—	3,250,714	3,250	96,130	—	99,380
Conversion of convertible debentures and accrued interest into common stock	—	—	—	—	—	—	15,800,000	15,800	664,649	—	680,449

Balance, June 30, 2021	10,000,000	$100	—	$—	50	$—	123,197,371	$123,197	$10,354,315	$(15,661,614)	$(5,184,002)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGUE ONE, INC.

Condensed Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
Six Months Ended June 30, 2020	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Deficit

Balance, December 31, 2019	10,000,000	$100	1	$—	12	$—	86,386,660	$86,387	$8,894,467	$(14,103,906)	$(5,122,952)

Net loss	—	—	—	—	—	—	—	—	—	(2,933,571)	(2,933,571)
Conversion of Series D preferred stock for common stock	—	—	(1)	—	—	—	870,000	8,700	(8,700)	—	—
Issuance of Series E preferred stock to an officer as compensation	—	—	—	—	8	—	—	—	17,500	—	17,500

Balance, June 30, 2020	10,000,000	$100	—	$—	20	$—	87,256,660	$95,087	$8,903,267	$(17,037,477)	$(8,039,023)

	Preferred Stock - Series A		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
Six Months Ended June 30, 2021	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Deficit

Balance, December 31, 2020	10,000,000	$100	—	$—	24	$—	101,929,993	$101,930	$8,984,752	$(14,670,127)	$(5,583,345)

Net loss	—	—	—	—	—	—	—	—	—	(991,487)	(991,487)
Conversion of Series E preferred stock for common stock	—	—	—	—	(3)	—	1,200,000	1,200	(1,200)	—	—

Issuance of Series E preferred stock in connection with sales made under private or public offerings	—	—	—	—	4	—	—	—	60,000	—	60,000
Issuance of Series E preferred and common stock in lieu of cash for accrued compensation to employees, officers and/or directors	—	—	—	—	6	—	100,000	100	89,900	—	90,000
Issuance of Series E preferred and common stock as compensation to employees, officers and/or directors	—	—	—	—	15	—	250,000	250	224,750	—	225,000
Issuance of Series E preferred stock in exchange for fees and services rendered	—	—	—	—	4	—	—	—	125,000	—	125,000
Issuance of common stock in connection with sales made under private or public offerings	—	—	—	—	—	—	4,917,381	4,917	194,463	—	199,380
Return of common stock issued in connection with the acquisition of a business	—	—	—	—	—	—	(2,000,000)	(2,000)	2,000	—	—
Conversion of convertible debentures and accrued interest into common stock	—	—	—	—	—	—	16,799,999	16,800	674,650	—	691,450

Balance, June 30, 2021	10,000,000	$100	—	$—	50	$—	123,197,371	$123,197	$10,354,315	$(15,661,614)	$(5,184,002)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGUE ONE, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(991,487)	$(2,933,571)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	35,000	10,933
Preferred stock issued as compensation to employees, officers and/or directors	90,000	—
Preferred stock issued in exchange for fees and services	125,000	—
Derivative expense	—	102,248
Loss on change in value of derivative liabilities	448,598	2,592,696
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(145,000)	—
Accrued liabilities	164,565	162,807
Related party payables	1,549	4,924
Net cash used in operating activities	(271,775)	(59,963)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	199,380	—
Proceeds from issuance of preferred stock	60,000	—
Proceeds from issuance of convertible notes	—	60,000
Proceeds from issuance of short term loans	12,500	—
Net cash provided by financing activities	271,880	60,000

Net increase (decrease) in cash and cash equivalents	105	37
Cash and cash equivalents at beginning of period	111	19
Cash and cash equivalents at end of period	$216	$56

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce convertible and promissory notes payable	$691,450	$—
Series E preferred stock issued in lieu of cash for accrued officer compensation	$225,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGUE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On September 23, 2020, the Company entered into a Merger Agreement and Plan of Reorganization with Human Brands International, Inc., a private corporation organized pursuant to the laws of the State of Nevada (“Human Brands”), pursuant to which, at the effective time, Human Brands shareholders will exchange 100% of the equity in Human Brands in exchange for a majority controlling interest in the Company. On June 30, 2021, the Acquisition Agreement was made effective pending certain closing conditions. Under the terms of the Acquisition Agreement, the Company agreed to issue an aggregate of 45 shares of its Series D preferred stock and an aggregate of 176,771,962 shares of its common stock to acquire all of the outstanding capital stock of Human Brands.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2021 and December 31, 2020, the Company did not have bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Net Income (Loss) per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, Earnings per Share. Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2021 and 2020. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. At June 30, 2021 and 2020, the Company had convertible notes outstanding that could be converted into approximately 71,418,784 and 356,568,069 common shares based up the closing bid price of the Company’s common stock at June 30, 2021 and 2020, respectively. Shares which would result from the conversion of the convertible notes were excluded from the calculation of net loss per share for 2021 and 2020 because the effect would be anti-dilutive.

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

The Company incurred a net loss of $991,487 for the six months ended June 30, 2021 and a working capital deficit of $5,329,002 at June 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – OTHER NONCURRENT ASSETS

At June 30, 2021 and December 31, 2020, other noncurrent assets were $145,000 and $0, respectively. Other noncurrent assets are comprised solely of advances made by the Company to Human Brands International, Inc., an entity with which the Company has entered into a merger agreement and plan of reorganization. See Note 8 – Commitments and Contingencies. The advances were made to help finance capital expenditures, expand capacity and facilitate working capital needs.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at June 30, 2021 and December 31, 2020:

Schedule of convertible notes payable
	June 30, 2021	December 31, 2020
Principal value of convertible notes	$1,409,701	$1,595,553
Unamortized loan discounts	(2,000)	(35,750)
Total convertible notes, net	$1,407,701	$1,559,803

The following table sets forth a summary of change in our convertible notes payable for the six months ended June 30, 2021:

Beginning balance, January 1, 2021	$1,559,803
Amortization of debt discounts	33,750
Issuance of new convertible notes	—
Conversion of principal amounts outstanding into common stock of the Company	(185,852)
Ending balance June 30, 2021	$1,407,701

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 245 common shares. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was $8,263 at June 30, 2021.

On January 5, 2015, the Company executed a promissory note for $20,000. The note bears interest at 6% and has a maturity date of January 5, 2016. It can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $0 at June 30, 2021.

On January 26, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of January 26, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at June 30, 2021.

On February 10, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of February 10, 2016. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was $0 at June 30, 2021.

On February 10, 2015, its holder sold dated June 30, 2014 a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. On March 1, 2021, the holder converted $4,849 in note principal and $6,152 in accrued interest into 999,999 shares of the Company’s common stock. The balance of this note was $0 at June 30, 2021.

On February 13, 2015, the Company executed a promissory note for $50,000. The note bears interest at 8% and has a maturity date of February 13, 2016. The note can be converted into common stock at a discount of 30% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $0 at June 30, 2021.

On March 17, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of March 17, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was $28,000 at June 30, 2021.

On March 27, 2015, the Company executed a promissory note for $15,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the three (3) days prior to the date of conversion. The balance of this note was $11,000 at June 30, 2021.

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a at a rate equivalent to the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $12,000 at June 30, 2021.

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $23,000 at June 30, 2021.

On August 7, 2015, its holder sold two promissory notes aggregating $46,705 and originating in 2014 to a third-party investor and the terms of the notes were modified. The new note bears interest at 6% and has a maturity date of August 6, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $46,705 at June 30, 2021.

On August 21, 2015, the Company executed a promissory note for $30,000. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was $30,000 at June 30, 2021.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of these notes was $30,000 at June 30, 2021.

On September 2, 2015, the Company executed a promissory note for $51,414. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was $51,414 at June 30, 2021.

On September 4, 2015, the Company executed a promissory note for $52,500. The note bears interest at 8% and has a maturity date of September 4, 2017. It can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was $0 at June 30, 2021.

During the year ended December 31, 2015, the Company received debt proceeds from the issuance of five convertible promissory notes aggregating $99,500 to certain lenders. The Company has attempted with no avail to locate these note agreements and validate the sources of these debt proceeds. It has exhausted all of its available resources in its efforts to locate these notes and note holders. As such, the Company has made certain assumptions in regard to the contractual terms associated with these notes, which are consistent with other convertible debt securities issued during the period. The balance of these notes was $99,500 at June 30, 2021.

On January 1, 2018, the Company executed three promissory notes aggregating $693,819 to settle a legal matter. See Note 9 – Commitments and Contingencies. The notes bear interest at 12% and have a maturity date of July 10, 2018. The notes can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. On March 6, 2020, one of the holders entered into a note purchase and assignment agreement whereby $50,000 of note principal was sold to a third-party investor. The balance of these notes was $643,819 at June 30, 2021.

On March 13, 2018, the Company issued a convertible promissory note for $5,500. The note bears interest at 12% and has a maturity date of March 13, 2020. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $0 at June 30, 2021.

On December 12, 2018, the Company issued a convertible promissory note for $25,000. The note bears interest at 8% and has a maturity date of December 12, 2020. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is equal to the lowest bid price during the five trading days prior to the date of conversion. The balance of this note was $25,000 at June 30, 2021.

On March 6, 2020, as described above, a third-party investor purchased $50,000 in note principal from an existing noteholder pursuant to a note purchase and assignment agreement. On October 21, 2020, the holder converted $4,825 in note principal and $4,605 in accrued interest into 3,310,000 shares of the Company’s common stock. The balance of this note was $45,174 at June 30, 2021.

On April 3, 2020, the Company issued a convertible promissory note for $35,000. The note bears interest at 12% and has a maturity date of December 31, 2020. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. The balance of this note was $35,000 and all related debt discounts were fully amortized at June 30, 2021.

On May 26, 2020, the Company issued a convertible promissory note for $15,000. The note bears interest at 12% and has a maturity date of February 26, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 30 trading days prior to the date of conversion. The balance of this note was $15,000 and all related debt discounts were fully amortized at June 30, 2021.

On June 8, 2020, the Company issued a convertible promissory note for $11,200. The note was issued with an original issue discount of $1,200, or an effective interest rate of 12%, and has a maturity date of June 8, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $11,200 and all related debt discounts were fully amortized at June 30, 2021.

On August 12, 2020, the Company issued a convertible promissory note for $24,000. The note was issued with an original issue discount of $2,500, or an effective interest rate of 11.6%, and has a maturity date of August 12, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was $24,000 and remaining unamortized discount was $2,000 at June 30, 2021.

As of June 30, 2021, most of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim as a result of these defaults. The Company is accruing interest on these convertible promissory notes at default rates ranging between 12% and 24%.

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of June 30, 2021 and December 31, 2020, the Company determined that the fair value of these derivative liabilities totaled $2,747,418 and $2,298,820, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

Schedule of fair value of assumptions used
	June 30, 2021	December 31, 2020

Expected dividend yield (1)	0.0%	0.0%
Risk-free interest rate (2)	0.05 – 0.07%	0.09 – 0.17%
Expected volatility (3)	253.5 – 415.6%	199.52 – 582.91%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

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

At June 30, 2021, the Company did not have any debt discounts related to beneficial conversion features.

At June 30, 2021, the number of shares of common stock underlying these convertible debentures totaled 71,418,784 shares.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 69,999,990 shares with a par value $0.00001. At June 30, 2021 and December 31, 2020, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

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

On May 26, 2021, the Company amended the certificate of designation of its Series D to include a conversion feature whereby each holder of Series D preferred stock shall have the right to convert one share of Series D preferred stock into 5,000,000 shares of the Company’s common stock.

Series E Preferred Stock

The authorized Series E preferred stock of the Company consists of 50 shares with a par value $0.00001. At June 30, 2021 and December 31, 2020, the Company had 50 and 24 shares of its Series E preferred stock issued and outstanding, respectively.

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

On June 14, 2021, the Company issued 2 shares of Series E convertible preferred stock and 200,000 shares of common stock pursuant to subscription agreements with accredited investors for proceeds of $20,000.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value $0.001. At June 30, 2021 and December 31, 2020, the Company had 123,197,371 and 101,929,993 shares of its common stock issued and outstanding, respectively.

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

During the six months ended June 30, 2021, the Company issued 4,917,381 shares of common stock pursuant to subscription agreements with accredited investors for proceeds of $199,380.

During the six months ended June 30, 2021, the company issued 16,799,999 shares of common stock in connection with the conversion of $185,852 in principal and $505,598 in accrued interest related to its convertible promissory notes.

These issuances were exempt from registration under rule 144.

NOTE 6 – INCOME TAXES

As of June 30, 2021, the Company had net operating loss carry forwards of approximately $15.7 million that may be available to reduce its tax liability through tax year 2039. The Company estimates the benefits of this loss carry forward at $3.3 million if it produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2020, due to current period losses and full valuation allowance on deferred tax assets.

For the six months ended June 30, 2021 and 2020, a reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

Schedule of income tax expense benefit
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Expected expense (benefit) (21%)	$(208,212)	$(616,050)
State income taxes, net of federal benefit	(46,966)	(139,051)
Income tax provision (benefit)	(255,208)	(755,101)
Valuation allowance	255,208	755,101
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of June 30, 2021 and December 31, 2020:

Schedule of deferred tax
	June 30, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$3,288,939	$3,080,727
Less: valuation allowance	(3,288,939)	(3,080,727)
Net deferred tax asset	$—	$—

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Derivative liabilities are operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the over- all fair value of the financial instruments. In addition, the fair value of free-standing derivative instruments such as warrant and option derivatives are valued using the Black-Scholes modes.adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair value were determined by using the Black Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2020:

Schedule of Fair Value of Liabilities Measured on Recurring Basis
		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2020	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,298,820	—	—	$2,298,820
Total	$2,298,820	—	—	$2,298,820

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of June 30, 2021:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	06/30/2021	(Level l)	(Level 2)	(Level 3)
Convertible promissory notes with embedded conversion option	$2,747,418	—	—	$2,747,418
Total	$2,747,418	—	—	$2,747,418

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the six months ended June 30, 2021:

Schedule of Changes in Derivative Liabilities at Fair Value
Beginning balance, January 1, 2021	$2,298,820
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	448,598
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	—
Ending balance, June 30, 2021	$2,747,418

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On September 23, 2020, the Company entered into a Merger Agreement and Plan of Reorganization (the “Acquisition Agreement”) with Human Brands International, Inc., a private corporation organized pursuant to the laws of the State of Nevada (“Human Brands”), pursuant to which, at the effective time, Human Brands shareholders will exchange 100% of the equity in Human Brands in exchange for a majority controlling interest in the Company. The agreement requires the Company to receive FINRA’s approval of a reverse stock split of its common stock. The agreement contains customary terms and conditions including completion of due diligence by the parties and approval by a majority of the Company’s shareholders and Human Brands shareholders.

On June 30, 2021, the Acquisition Agreement was made effective pending certain closing conditions. Under the terms of the Acquisition Agreement, the Company agreed to issue an aggregate of 45 shares of its Series D preferred stock and an aggregate of 176,771,962 shares of its common stock to acquire all of the outstanding capital stock of Human Brands.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2021 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements, except for as follows:

On July 1, 2021, the Company issued 1,000,000 shares of common stock pursuant to subscription agreements and received proceeds of $20,000.

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

On September 23, 2020, the Company entered into a Merger Agreement and Plan of Reorganization with Human Brands International, Inc., a private corporation organized pursuant to the laws of the State of Nevada (“Human Brands”), pursuant to which, at the effective time, Human Brands shareholders will exchange 100% of the equity in Human Brands in exchange for a majority controlling interest in the Company. On June 30, 2021, the Acquisition Agreement was made effective pending certain closing conditions. Under the terms of the Acquisition Agreement, the Company agreed to issue an aggregate of 45 shares of its Series D preferred stock and an aggregate of 176,771,962 shares of its common stock to acquire all of the outstanding capital stock of Human Brands.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Sales

We did not record any revenues for the three months ended June 30, 2021 and 2020. We are contemplating various opportunities as a means to generate future sales revenue; however, we can provide no assurance that our efforts will successfully result in any new revenues.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross profit by sales.

We did not record any cost of goods sold for either of the three months ended June 30, 2021 and 2020. As such, we did not realize any gross profits during either of the three-month periods ended June 30, 2021 and 2020.

Operating Expenses

Operating expenses totaled $107,742 for the three months ended June 30, 2021, compared to $40,012 in operating expenses for the three months ended June 30, 2020, or an increase of $67,730.

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

Other Income (Expense)

Net other expense totaled $353,497 for the three months ended June 30, 2021, compared to $2,876,058 in net other expense for the three months ended June 30, 2020, or a decrease of $2,522,561.

The Company has issued various convertible notes to help finance its operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the three months ended June 30, 2021, recorded an unrealized loss of $286,615 from the increase in value of these derivative features, compared to an unrealized loss of $2,706,281 from the change in the value of these derivative features during the three months ended June 30, 2020.

During the three months ended June 30, 2021, we recorded interest expense related to the amortization of debt discounts totaling $12,450, compared to $ 10,933 during the three months ended June 30, 2020. During the three months ended June 30, 2020, we accrued interest expense on convertible notes or $53,182, compared to interest expense of $55,412 during the three months ended June 30, 2019.

Net Loss

We incurred a net loss of $461,239, or $0.00 per share, for the three months ended June 30, 2021, compared to a net loss of $2,916,070, or $0.03 per share, for the three months ended June 30, 2020.

The weighted average number of basic and fully diluted shares outstanding for the three months ended June 30, 2021 was 116,934,786, compared to 96,515,927 for the three months ended June 30, 2020. There are no dilutive equivalents included in our calculation of fully diluted shares for the three months ended June 30, 2021, since their inclusion would be anti-dilutive due to our net loss per share.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Sales

We did not record any revenues for the six months ended June 30, 2021 and 2021. While we believe that our new focus will create opportunities that will generate future revenue for the Company, we can provide no assurance that we will be successful in the execution of our business plan.

Gross Profit

We did not record any cost of goods sold for either of the six months ended June 30, 2021 and 2020. As such, we did not realize any gross profit during either of the six-month periods ended June 30, 2021 and 2020.

Operating Expenses

Operating expenses totaled $397,724 for the six months ended June 30, 2021, compared to $115,686 in operating expenses for the six months ended June 30, 2020, or an increase of $282,038.

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

Other Income (Expense)

Net other expense totaled $593,763 for the six months ended June 30, 2021, compared to $2,817,885 in net other expense for the six months ended June 30, 2020, or an increase in net other expense of $2,224,122.

The Company has issued various convertible notes to help finance its operations, some of which have embedded derivative features. The value of these instruments will fluctuate as the trading price of our common stock changes. During the six months ended June 30, 2021, we recorded an unrealized loss of $448,598 from the increase in value of these derivative features, compared to a non-cash derivative expense of $102,248 and experienced an unrealized loss of $2,592,696 from the increase in value of these derivative features during the six months ended June 30, 2020.

During the six months ended June 30, 2021, we recorded interest expense related to the amortization of debt discounts totaling $33,750, compared to $10,933 during the six months ended June 30, 2020. During the six months ended June 30, 2021, we accrued interest expense on convertible notes or $110,165, compared to interest expense of $112,031 during the six months ended June 30, 2020.

Net Loss

We incurred a net loss of $991,487, or $0.01 per share, for the six months ended June 30, 2021, compared to a net loss of $2,933,571, or $0.03 per share, for the six months ended June 30, 2020.

The weighted average number of basic and fully diluted shares outstanding for the six months ended June 30, 2021 was 109,572,911, compared to 87,098,894 for the six months ended June 30, 2020. There are no dilutive equivalents included in our calculation of fully diluted shares for the six months ended June 30, 2021 and 2020, since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss of $991,487 for the six months ended June 30, 2021. Because of the absence of positive cash flows from operations, the Company requires additional funding to execute upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At June 30, 2021, we had cash and cash equivalents totaling $216 and a working capital deficit of $5,329,002. Our working capital deficit is primarily due to the balance of our convertible notes payable and related derivative liabilities.

During the six months ended June 30, 2021, net cash used in operating activities was $271,775, compared to $59,963 of cash provided by operating activities for the six months ended June 30, 2020. During the six months ended June 30, 2021, net cash provided by financing activities was $271,880 compared, to $60,000 of cash provided by financing activities for the six months ended June 30, 2020.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended June 30, 2021.

Off-Balance Sheet Arrangements

Not applicable.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2021. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2021, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of June 30, 2021, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2021, the Company issued 4,900,000 shares of common stock to a note holder upon the conversion of $147,185 of accrued interest on a convertible note.

On April 16, 2021, the Company issued 525,714 shares of common stock pursuant to subscription agreements and received proceeds of $18,400.

On April 16, 2021, the Company issued 125,000 shares of common stock pursuant to subscription agreements and received proceeds of $4,990.

On April 21, 2021, the Company issued 1,275,000 shares of common stock pursuant to subscription agreements and received proceeds of $51,000.

On May 5, 2021, the Company issued 10,900,000 shares of common stock to a note holder upon the conversion of $181,003 in convertible note principal and $352,262 of accrued interest.

On May 13, 2021, the Company issued 125,000 shares of common stock pursuant to subscription agreements and received proceeds of $4,990.

On June 2, 2021, the Company issued an aggregate 1,000,000 shares of common stock pursuant to subscription agreements and received proceeds of $20,000.

On June 14, 2021, the Company issued 200,000 shares of common stock and 2 shares of Series E preferred stock pursuant to subscription agreements and received proceeds of $20,000.

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

ROGUE ONE, INC.

Date: August 23, 2021	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)