Form 10-Q/A
period 2021-06-30
Rogue One, Inc.
filed 2022-08-09
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

1023 K Street, N.W., Suite 454

Washington, DC 2005

(Address of principal executive offices)

(405) 733-1567

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2022, the Registrant had 312,655,147 shares of Common Stock issued and outstanding.

THIS IS AMENDMENT NO. 1 TO THAT CERTAIN QUARTERLY REPORT ON FORM 10-Q FILED ON AUGUST 25, 2021 FOR THE THREE MONTH QUARTERLY PERIOD ENDING JUNE 30, 2021 FOR ROGUE ONE, INC., A NEVADA CORPORATION (THE “PRIOR REPORT”). THIS AMENDMENT SUPERSEDES AND REPLACES THE PRIOR REPORT IN ITS ENTIRETY.

Statement Regarding Forward Looking Statements

This Amendment No. 1 to the Prior Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," in this Form Amendment No. 1 to the Prior Report includes, among others, risks and uncertainties related to:

•the impact of the COVID-19 pandemic on our business, results of operations and financial condition;

•the success of third parties in marketing our products;

•our reliance on third party suppliers and collaborative partners;

•our dependence on key personnel;

•our dependence upon a number of significant suppliers and others over which we have no control;

•competitive conditions in our industry;

•our limited alcoholic beverage product line and the intense competition that we face from large, diversified alcoholic beverage companies that possess far greater managerial and financial resources than we have currently and will likely have for the foreseeable future;

•our ability to market and sell our existing and future products successfully;

•expansion of our international operations;

•the impact of alcoholic and other regulation on our business;

•the success of our acquisitions and other strategic development opportunities;

•our ability to develop, commercialize and gain market acceptance of our products;

•cybersecurity incidents and related disruptions and our ability to protect our stakeholders’ privacy;

•product returns or liabilities;

•volatility of our stock price;

•our ability to avoid bankruptcy, insolvency and otherwise manage the new business that we acquired on June 30, 2021 when we acquired Human Brands International, Inc.

Readers are cautioned not to place undue reliance on these forward-looking statements.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect the passage of time, any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Amendment No. 1.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Rogue One, Inc., a Nevada corporation, and subsidiaries unless otherwise noted.

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

Risks Related to our Business and Industry

WE ARE SUBJECT TO THE RISKS INHERENT IN A NEW BUSINESS VENTURE.

We are subject to substantially all the risks inherent in a new business venture. Because of our history of changing our business plan combined with several changes in management, we have no comparable history of operations that would allow an investor to evaluate our past performance with comparable products in a similar business. We are also a small company and we have limited capital compared to many others that operate with sophisticated business models developed with sophisticated business analytics. As a result, we are particularly susceptible to adverse effects of changing economic conditions and consumer tastes, competition, and other contingencies or events beyond our control. We are also aware that because of our acquisition of Human Brands International, Inc. on June 30, 2021, that our business, assets, and operations have changed. We also know that consumer tastes are changing, and we do not have the market research capabilities to fully understand and anticipate these and other changes in the marketplace.

WE HAVE NO HISTORY OF PROFITABILITY AND GENERATING POSITIVE CASH FLOW.

We have no history of generating profits and positive cash flow. As a result any purchase of our Common Stock is subjects the investor to total loss of their investment resulting from insolvency, bankruptcy, or some other action by our present and future creditors since our common stock (and our preferred stock) is and will be subordinate to the rights of our existing and future creditors.

UNCERTAIN CASH FLOW.

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

IMPACT OF COVID-19 PANDEMIC ON OUR OPERATIONS AND BUSINESS

Since March of 2020, our operations and those of others who market and sell Tequila and other alcoholic beverages have been adversely impacted by the COVID-19 pandemic. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies.

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in the sale of alcoholic beverages at retail bars and restaurants and otherwise negatively impacted the operations and sales of Human Brands International, Inc. which we acquired on June 30, 2021 (“Human Brands”). Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a limited recovery in sales and associated demand for the Tequila products of Human Brands. In some part, and of different degrees depending on the geography, due to the introduction and acceptance of COVID-19 vaccines, restrictions have eased in many of the market areas in which we operate. While this trend is encouraging, with the rise in COVID-19 variants, the extent to which the continuation, or additional waves, of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to effectively market and sell the alcoholic products of Human Brands, as a result of any economic impact that may occur in the future.

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

NO LIKELIHOOD OF DIVIDENDS.

We have no history of achieving and sustaining profitability and, for that matter, we have no history of paying any dividends. In the unlikely event that we generate profits, if any, we anticipate that all such profits will be reinvested into the Company.

ABSENCE OF WORKERS’ COMPENSATION INSURANCE AND LIMITED INSURANCE COVERAGE.

We do not have any workers’ compensation insurance coverage. As a result, in the event that any employee of the Company suffers any personal injury or any property damage while in the employ of the Company or in any capacity as an employee of the Company, we may be exposed to claims under applicable state laws involving tort claims for personal injury and property damage. The extent of these claims could range from several tens of thousands of dollars to tens of million of dollars. In addition, we may be exposed to claims from the Oklahoma Department of Insurance as well. As a result, the Company is exposed to existential claims that could result in insolvency and bankruptcy with the further result that persons who acquire our Common Stock could lose their entire investment.

LIMITED MANAGERIAL RESOURCES; LACK OF “KEY MAN” INSURANCE.

Currently we have three officers each of whom is also a director. As a result, our ability to manage our business effectively is constrained by the limited amount of our managerial resources and there can be no assurances that we can retain the services of our three officers/directors in the future and otherwise attract and retain other experienced, talented, and skilled management talent necessary to execute our business plan. We have not entered into any employment agreement with any of them and we have no present plans to enter into any such agreement. Further, we do not have any “key man” life insurance on the life of each of our three officers and directors and we do not anticipate obtaining any such insurance at any time in the future. The loss of the services of any or all of our three officers would likely result in protracted and serious financial losses with the high likelihood that stockholders would lose all or nearly all of their investment.

It may be more difficult for the Company to prepare for and respond to these types of risks and the risks described elsewhere in this Form 10-Q than for a company with an established business and operating cash flow. If the Company is not able to manage these risks successfully, the Company’s operations could be negatively impacted. Due to changing circumstances, the Company may be forced to change dramatically, or even terminate, its planned operations.

RISKS ASSOCIATED WITH IMPLEMENTATION OF BUSINESS PLAN.

We acquired Human Brands International, Inc. (“Human Brands”) on June 30, 2021 and while we believe that the business of Human Brands and its Tequila products may have commercial promise, we continue to face substantial risks, uncertainties, expenses, and difficulties in our efforts to implement our business plan. The extent of these risks are not known and we have no demonstrable record of operations of any substance upon which anyone can evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. For these and many other reasons, we cannot assure any purchaser of our common stock or our preferred stock that we will be successful in implementing our business plan or otherwise achieving our objectives.

CHANGES IN CONSUMER PREFERENCES AND DISCRETIONARY SPENDING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUE, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We are subject to shifting and uncertain consumer preferences away from the Tequila products that are currently produced and marketed by our subsidiary, Human Brands. Consumer tastes and preferences change frequently and we have no ability to influence these changing tastes and preferences. In that respect, we face a clear risk that we may be unable to develop new products that appeal to consumers, or changes in our product mix that eliminate items popular with some consumers could harm our business. Also, the Tequila and any other alcoholic beverage offered by our subsidiary, Human Brands, will be subject to the level of discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

FLUCTUATIONS IN VARIOUS COMMODITY, PACKAGING AND SUPPLY COSTS, COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

We are aware that the prices of the main ingredients of our existing Tequila products (manufactured and marketed by our subsidiary, Human Brands) can be highly volatile. Supplies and prices of the various products used to produce Tequila can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. An increase in pricing of any major ingredients that we use in our products could have a significant adverse effect on our profitability. In addition, higher diesel prices have, in some cases, resulted in the imposition of surcharges on the delivery of commodities to distributors. Additionally, higher diesel and gasoline prices may affect our supply costs and may affect our sales going forward. To help mitigate the risks of volatile commodity prices and to allow greater predictability in pricing, we hope to enter into fixed price or to-be-fixed priced purchase commitments. We cannot assure you that these activities will be successful or that they will not result in our paying substantially more than would have been required absent such activities. We do not presently have any multi-year pricing agreements (with fixed processing costs), and none with guaranteed volume commitments.

We may not be able to prevent others from using our intellectual property, and may be subject to claims by third parties that we infringe on their intellectual property.

While the Tequila products marketed and sold by Human Brands, our subsidiary uses proprietary formulations, neither Human Brands nor the Company has any registered patents. Preventing and policing the unauthorized use of our intellectual property is often difficult and any steps we take may not, in every case, prevent the infringement by unauthorized third parties. Further, there can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful. We may need to resort to litigation to enforce our intellectual property rights, which may result in substantial costs and diversion of resources and management attention.

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

We are aware that the beverage and food service businesses (including our business in selling Tequila alcoholic beverages) can be adversely affected by litigation and complaints from consumers or government authorities resulting from food and beverage quality, illness, injury or other health concerns or operating issues stemming from one retail location or a limited number of retail locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging consumers from buying our products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result. We do not carry any product liability and other related insurance and we have no present plans to do so. As a result, we will be directly exposed to all such claims and any related claims alleging losses due to our products and any asserted related losses with the consequential result that holders of our Common Stock and our Preferred Stock could easily suffer the total loss of their investment.

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

THE ALCOHOLIC BEVERAGE INDUSTRY AND THE FOOD SERVICE INDUSTRY HAS INHERENT OPERATIONAL RISKS THAT MAY NOT BE ADEQUATELY COVERED BY INSURANCE.

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

WE FACE UNCERTAINTY IN OUR EFFORTS TO GAIN AND SUSTAIN ANY RETAIL DISTRIBUTION OF OUR EXISTING ALCOHOLIC BEVERAGE PRODUCTS AND THOSE THAT WE MAY SEEK TO MARKET IN THE FUTURE.

We have not determined if we can achieve and sustain the existing wholesale and retail distribution of the Tequila products that we acquired upon our acquisition of Human Brands International, Inc. (“Human Brands”) on June 30, 2021. In the event that that we are successful in overcoming these and other significant challenges, we are aware that our future results depend on various factors, including successful selection of new markets, market acceptance of our brands, consumer recognition of the quality of our products and willingness to pay our prices (which reflect our often-higher ingredient costs,) the quality and performance of our equipment and general economic conditions. In addition, as with the experience of other retail food and beverage concepts who have tried to expand nationally, we may find that our product concepts have limited or no appeal to consumers in new markets or we may experience a decline in the popularity of our brands. We are also aware that any newly opened stores may not succeed, future markets may not be successful and average store revenue may not meet expectations. Moreover, we anticipate that we may incur losses and negative cash flow for several years, at a minimum. As a result, investors who acquire our Common Stock should be prepared to lose their entire investment.

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD HARM OUR BUSINESS AND OPERATING RESULTS.

We are hopeful that the Tequila and other products marketed by our subsidiary, Human Brands International, Inc. (“Human Brands”) can be sustained and that the operations of Human Brands and the Company can be conducted profitably and with positive cash flow. However, we cannot assure you that we can achieve these objectives for any period of time. The Tequila and other alcohol products marketed by Human Brands face intense marketing and pricing pressures from many large, well-established competitors who each possess far greater managerial and financial resources that we have currently and likely will have at any time in the foreseeable future.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD FALL BELOW THE EXPECTATIONS OF INVESTORS DUE TO VARIOUS FACTORS.

Our operating results may fluctuate significantly because of various factors, including:

1.	The impact of inclement weather, natural disasters and other calamities, such as earthquakes and/or hurricanes, which could cause a delay in getting our products to our consumers;

2.	Unseasonably cold or wet weather conditions could cause a delay in getting our products to our consumers;

3.	Profitability of our operations where our products are sold, especially in new markets;

4.	Adverse international trade restrictions with respect to the operations that Human Brands conducts in Mexico and our ability to import the Tequila products produced by Human Brands into the United States;

5.	Variations in general economic conditions, including those relating to changes in diesel and gasoline prices;

6.	Negative publicity about the ingredients we use or the occurrence of food-borne illnesses or other problems at stores where our products are available;

7.	Changes in consumer preferences and discretionary spending and particularly with respect to the consumption of alcoholic beverages;

8.	Increases in infrastructure costs; and

9.	Fluctuation in supply prices for our existing Tequila product line and any product extensions that we may later develop.

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

THE MARKETING AND SALE OF OUR TEQUILA PRODUCT AND ANY OTHER CONSUMER PRODUCT EXPOSES US TO SIGNIFICANT RISK OF LITIGATION TOGETHER WITH THE DISTRACTION OF OUR LIMITED MANAGEMENT, INCREASING OUR EXPENSES OR SUBJECTING US TO MATERIAL MONEY DAMAGES AND OTHER REMEDIES.

The marketing of Tequila and any other consumer product is highly risky. We are aware that consumers could file complaints or lawsuits against us alleging that we are responsible for some illness or injury their consumers suffered at or after a visit to their stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results. The food and beverage services industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices. We have no present plans to obtain insurance coverage for these risks or any risks associated with or arising out of any product that we plan to market and sell in the future. As a result, in the event that we incur costs and liabilities as a result of or associated with our planned offering and sale of our products, we likely will face protracted and significant financial costs and protracted losses thereby with the result that anyone who acquires our Common Stock or our Preferred Stock likely will lose their entire investment.

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

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

We are aware that the Tequila product marketed and sold by our subsidiary, Human Brands International, Inc. (and any other products that we may sell competes with many large and well-established companies, food and beverage service, C-stores and other approved channels and otherwise, on the basis of taste, quality and price of product offered, consumer service, atmosphere, location and overall guest experience. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and profit margins and otherwise result in significant financial losses that could result in insolvency or bankruptcy.

WE MAY NOT BE ABLE TO ACHIEVE AND SUSTAIN PROFITABILITY WITHOUT SIGNIFICANT ADDITIONAL FINANCING WHICH MAY BE UNAVAILABLE.

To date, we have funded our operations with minimal financial resources, and we have not generated sufficient cash from operations to be profitable or to maintain sufficient inventory. Unless we are successful in generating sufficient revenues to finance operations as a going concern while also achieving profitability and positive cash flow, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available.

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

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND STOCKHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY HELD COMPANY.

We are aware that directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do not carry directors’ and officers’ liability insurance. Directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain. If we are unable to provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

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

OUR EXISTING SHAREHOLDERS WILL EXPERIENCE SUBSTANTIAL AND IMMEDIATE DILUTION.

In the event that we are able to implement our business plan, we will need to raise significant additional capital from the sale of debt, equity, or both. Any funds that we receive from the sale of our debt or equity may not be available on favorable terms, or at all. Furthermore, if we issue debt or equity securities to raise additional funds, our existing shareholders will experience substantial and immediate dilution, and the new debt or equity securities may have rights, preference, and privileges senior to those of our existing shareholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated consumer requirements.

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

We have a trading symbol for our common stock, namely ‘ROAG’. There can be no assurances as to whether:

●	the market for our shares will continue to develop; or

●	the prices at which our common stock will trade.

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

LIKELIHOOD OF GOVERNMENTAL APPROVAL OF OUR PRINCIPAL PRODUCTS.

Companies have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages. And because the operations of our subsidiary, Human Brands International, Inc. are largely conducted in Mexico, we are exposed to ever-changing labor and other laws of Mexico.

Our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of employees or consumers. In recent years, a number of companies, including companies that produce and market alcoholic beverages, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law. A number of these lawsuits have resulted in the payment of substantial awards by the defendants. Although we are not currently a party to any material class action lawsuits, we could incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating the business and decrease the cash available for other uses.

WE ARE SUBJECT TO GOVERNMENT AND INDUSTRY REGULATION.

Since we sell and market Tequila, we are subject to various federal, state and local regulations and we likely will face greater regulations in the future. Our products are subject to state and local regulation by health, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new products which could delay planned execution of our business plan. We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We may in the future have to modify office and warehouse space, for example by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material. Our operations are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, over-time and other working conditions, along with the U.S. Americans with Disabilities Act, family leave mandates and a variety of similar laws enacted by the states that govern these and other employment law matters. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry. As a result, we may in the future become subject to initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our products, which could increase our expenses.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROGUE ONE, INC

CONDENSED CONSOLIDATED BALANCE SHEET FOR THE PERIOD ENDED ON JUNE 30, 2021, (Unaudited)

	June 30	December 31
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$179,925	$111
Accounts receivable	567,697	—
Inventory	7,022,298	—
Other assets	8,314	—
Prepayment	120,000	—
Fully controlled companies	8,400	—
Associated companies	703,740	—
Shares publicly traded - SRSG -	7,432,862	—
Total current assets	16,043,235	111
Property and equipment, net	343,015	—
Intangible Assets	97,660	—
Goodwill	10,818,657	—
Assets pledged	246,102	—
Total noncurrent assets	11,505,434	—
Total assets	$27,548,670	$111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,246,119	$165,466
Other liabilities	6,955	1,555,862
Payroll liabilities	265,043	—
Related party loans	1,715,913	4,505
Loans and Notes payable	328,794	—
Notes payable related party	6,055	—
Convertible notes payable	1,572,224	1,559,803
Convertible notes payable - accrued interest -	766,205	—
Derivative liabilities	2,747,418	2,298,820
Loans payable	268,102	—
Total current liabilities	9,922,828	5,583,456

SBA loan	155,972	—
Total liabilities	10,078,799	5,583,456

Commitments and Contingencies
Noncontrolling interest	3,408,995	—
Stockholders' equity
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	100	100
Preferred stock - Series D, $0.00001 par value. 1 share authorized; zero 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock - Series E, $0.00001 par value. 50 shares authorized; 50 and 20 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value. 1,000,000,000 shares authorized; 123,197,371 and 101,929,993 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	123,197	101,930
Common Stock to be Issued	176,772	—
Preferred Shares Series E Conversion rights	225,000	—
Preferred Series E Potential conversion into common stock	18,843,105	—
Additional paid-in capital	10,354,315	8,984,752
Accumulated other comprehensive loss	(15,661,614)	(14,670,127)
Total stockholders' equity	17,469,870	(5,583,345)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,548,670	$111

The accompanying notes are an integral part of these consolidated financial statements.

[space intentionally left blank]

ROGUE ONE, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED ON JUNE 30, 2021 (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Revenues	$—	—	—	—
Cost of Goods Sold	—	—	—	—
Gross Profit	—	—	—	—
Operating expenses:
Board member fees	57,000	15,000	114,000	30,000
General and administrative	30,137	15,577	39,619	17,751
Professional fees	20,605	9,435	29,105	67,935
Stock based compensation	—	—	215,000	—
Total operating expenses	107,742	40,012	397,724	115,686
Profit (Loss) from operations	(107,742)	(40,012)	(397,724)	(115,686)
Derivative liability expense	—	(102,248)	—	(102,248)
Loss on change in value of derivative liabilities	(286,615)	(2,706,281)	(448,598)	(2,592,696)
Interest expense	(66,882)	(67,529)	(145,165)	(122,941)
Total others	(353,497)	(2,876,058)	(593,763)	(2,817,885)
Net profit (loss)	(461,239)	(2,916,070)	(991,487)	(2,933,571)

Net profit (loss) attributable to common shareholders	(461,239)	(2,916,070)	(991,487)	(2,933,571)

Net income (loss) per share applicable to common stockholders - basic	$(0.00)	$(0.03)	$(0.01)	$(0.03)

Net income (loss) per share applicable to common stockholders - diluted	$(0.00)	$(0.03)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic	116,934,786	96,515,927	109,572,911	87,098,894

Weighted average number of common shares outstanding - diluted	116,934,786	96,515,927	109,572,911	87,098,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

[space intentionally left blank]

ROGUE ONE, INC

Condensed Consolidated Statements of Stockholders' (Deficit) (Unaudited)

Three Months Ended June 30	Preferred Stock						Common Stock		Additional	Non-	Shares		Total
	Series A		Series D		Series E				paid-in-	controlling	to be	Accumulated	Shareholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	capital	interest	Issued	Deficit	Deficit
BALANCE, March 31, 2020	10,000,000	$100	1	$-	12	$-	86,386,660	$86,387	$8,894,467	$-	$-	$(14,121,407)	$(5,140,453)
Net loss		-								-	-	(2,916,070)	(2,916,070)
Conversion of Series D preferred stock for common stock			(1)	-	-	-	870,000	8,700	(8,700)				-
Issuance of Series E preferred stock to an officer as compensation					8	-			17,500				17,500
BALANCE, June 30, 2020	10,000,000	$100	$-	$-	20	$-	87,256,660	$95,087	$8,903,267	$-	-	$(17,037,477)	$(8,039,023)

BALANCE, March 31, 2021	10,000,000	$100	-	$-	48	$-	104,146,658	$104,147	$9,573,536	-	-	$(15,200,375)	(5,522,592)
Net loss		-		-		-						(461,239)	(461,239)
Human Brands International, Inc - Merge										$3,408,995	$19,244,877		22,653,872
Issuance of Series E preferred stock in connection with sales made under private or public offerings					2				20,000				20,000
Issuance of common stock in connection with sales made under private or public offerings							3,250,714	3,250	96,130				99,380
Conversion of convertible debentures and accrued interest into common stock							15,800,000	15,800	664,649				680,449
BALANCE, June 30, 2021	10,000,000	$100	-	$-	50	$-	123,197,372	$123,197	$10,354,315	$3,408,995	$19,244,877	$(15,661,614)	$17,469,870

For the Six Months Ended on June 20	Preferred Stock						Common Stock		Additional paid-in-capital	Non controlling interest	Shares to be Issued	Accumulated Deficit	Total Shareholders' Deficit
	Series A		Series D		Series E
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, December 31, 2019	10,000,000	$100	1	$—	12	$—	86,386,660	$86,387	8,894,467	$—	$—	$(14,103,906)	$(5,122,952)

Net loss		-		-		-				-	-	(2,933,571)	(2,933,571)
Conversion of Series D preferred stock for common stock			(1)				870,000	870,000	(8,700)				—

Issuance of Series E preferred stock to an officer as compensation					8				17,500				17,500

Balance, June 30, 2020	10,000,000	$100	—	$—	20	$—	87,256,660	$95,087	$8,903,267	$—	$—	$(17,037,477)	$(8,039,023)

Balance December 31, 2020	10,000,000	$100	-	$—	-	$—	101,929,993	$101,930	$8,984,752	$—	$—	$(14,670,127)	$(5,583,345)

Net loss		-		-								(991,487)	(991,487)
Conversion of Series E preferred stock for common stock					(3)	—	1,200,000	1,200	(1,200)				—
Issuance of Series E preferred stock in connection with sales made under private or public offerings					4	—			60,000				60,000

Issuance of Series E preferred and common stock in lieu of cash for accrued compensation to employees, officers and/or directors					6	—	100,000	100	89,900				90,000
Issuance of Series E preferred and common stock as compensation to employees, officers and/or directors					15		250,000	250	224,750				225,000

Issuance of Series E preferred stock in exchange for fees and services rendered					4				125,000				125,000

Issuance of common stock in connection with sales made under private or public offerings							4,917,381	4,917	194,463				199,380

Return of common stock issued in connection with the acquisition of a business							(2,000,000)	(2,000)	2,000				—

Conversion of convertible debentures and accrued interest into common stock							16,799,999	16,800	674,650				691,450

Human Brands International, Inc - Merge										3,408,995	19,244,877		22,653,872
Balance June 30, 2021	10,000,000	$100	—	$—	50	$—	123,197,372	$123,197	$10,354,315	$3,408,995	$19,244,877	$(15,661,614)	$17,469,870

See accompanying notes to the condensed consolidated financial statements

[space intentionally left blank]

ROGUE ONE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	June 30		June 30
	2021		2020
Cash flows from operating activities:
Net loss		$(991,487)		$(2,933,571)
Biological Assets Remeasurement
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		35,000		10,933
Preferred stock issued as compensation to employees, officers and/or directors		90,000		—
Preferred stock issued in exchange for fees and services		125,000		—
Derivative expense		—		102,248
Loss on change in value of derivative liabilities		448,598		2,592,696
Changes in operating assets and liabilities
Prepaid expenses and other current assets		(145,000)		—
Accounts payable		(59,600)		162,807
Related party loans		—		4,924
Other liabilities		114,514		—
Payroll liabilities		109,652		—
Net cash used in operating activities		(273,325))		(59,963)
Cash flows from investing activities:
Cash received from merger transaction		179,709		—
Net cash provided by investing activities		179,709		—
Cash flows from financing activities:
Proceeds from issuance of common stock		199,380		—
Proceeds from issuance of preferred stock		60,000		—
Related party loans		1,550		—
Proceeds from short term loans		12,500		—
Proceeds from promissory note		—		60,000
Net cash provided by financing activities		273,430		60,000
Net increase (decrease) in cash and cash equivalents		179,815		37
Cash and cash equivalents, beginning of period		111		19
Cash and cash equivalents, end of period		$179,925		$56
Supplemental Cash Flow Information
Cash paid for interest	$		$
Non-Cash Investing and Financing Activities
Common stock issued to reduce convertible promissory notes payable		$691,450		$17,500
Series E preferred stock issued in lieu of cash for accrued officer compensation		$225,000		$—
Common stock issued in connection with the acquisition of a business		$8,467,377		$—
Preferred stock issued in connection with the acquisition of a business		$10,777,500		$—
Conversion of related party debt	$			$—
Capital lease additions to fixed assets	$		$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[space intentionally left blank]

ROGUE ONE, INC.

NOTES TO THE AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENDED ON JUNE 30, 2021

(UNAUDITED)

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Rogue One, Inc., for the period ended June 30, 2021 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on August 25, 2021.

The Amendment is being filed solely to correct entries in the Original Filing pertaining to the “Amended and Restated Merger Agreement and Plan of Reorganization” dated on June 30, 2021, amending, and restating the agreement of September 23, 2021, with Human Brands International, Inc.

Except as described above, the Amendment does not modify any other disclosures presented in, or exhibits to, the Original Filing in any way.

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

The Company incurred a net loss of $991,487 for the six months ended June 30, 2021. As a consequence of the “Amended and Restated Merger Agreement and Plan of Reorganization” dated on June 30, 2021, amending and restating the agreement of September 23, 2021, with Human Brands International, Inc., the Company changed from a working capital deficit to a working capital positive of $6,120,408 as of June 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – GENERAL BALANCE SHEET CONSIDERATIONS

FASB ASC does not require an entity to present a classified balance sheet or mandate a particular order of balance sheet accounts. However, FASB ASC 210-10-05-4states that entities usually present a classified balance sheet to facilitate calculation of working capital.

ASC210-10-05-5 indicates that in the statements of manufacturing, trading, and service entities, assets and liabilities are generally classified and segregated. The FASB ASC glossary includes definitions of current assets and current liabilities for when an entity presents a classified balance sheet. FASB ASC 210-10-45 provides additional guidance to determining these classifications.

Cash and Cash Equivalents

Rules 5-02-1 of Regulation S-X states that separate disclosure should be made of the cash and cash items that are restricted regarding withdrawal or usage. The Company didn’t recognize any restriction on the cash and cash equivalents assets as of June 30, 2021, has $179,925 and $111 as of December 31, 2020.

Current Receivables

FASB ASC 310 states that allowance for credit losses should be deducted from the related receivables and appropriately disclosed. FASB ASC 310-10-50-4 requires as applicable, any unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs to be disclosed in the financial statements. Under FASB ASC 825, fair value disclosure is not required for trade receivables when the carrying amount of the trade receivable is due in one year or less. As of June 30, 2021, the Company had Accounts Receivable of $567,697 and $0 as of December 31, 2020. The Company is not expecting any credit losses.

Inventory

Rule 5-02.6 of Regulation S-X requires separate presentation in the balance sheet or notes of the amounts of major classes of inventory, such as finished goods, work in process, raw materials, and supplies. Additional disclosures are required for amounts related to long-term contracts or programs.

Schedule of inventory
Location	Finished Products	Supplies	Biological Assets	Total USD
CapCity Beverages, LLC	$33,502			$33,502
Tequila Armero S.A de CV		97,412		97,412
Industrias Naturales de Tequilas S.A de CV			5,673,176	5,673,176
Sobre Todo Alimentacion	7,948			7,948
Turaso S de PR de RL			1,210,260	1,210,260
	$41,450	$97,412	$6,883,435	$7,022,298

Marketable Securities

In March 2018, FASB released Accounting Standard Update (ASU) No 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980). This update supersedes FASB ASC 320-10-S55-1 and 320-10-599-1. FASB ASC 810-10-S00-1 is added along with paragraphs 980-810-S45-1. No additional disclosure requirements are listed.

FASB ASC 320-10-50 includes detailed disclosure requirements for various marketable securities, including matters such as the nature and risks of the securities, cost, fair value, contractual maturities, impairment of securities, and certain transaction information. FASB ASC 321-10-50 provides additional disclosure requirements for marketable securities classified as equity securities.

Schedule of marketable securities
		As of June 30, 2021
Issuer	Symbol	Quantity	Book Value	Total Equity Value	Market Value p/share	Market Value Equity as of June 30, 2021
Spirits Time International, Inc. (a.k.a. Sears Oil and Gas, Corporation)	SRSG	3,203,846	$1.23	$3,942,362	$1.000	$3,203,846
Rogue Baron, Plc.	SHNJF	36,247,500	0.096	3,490,500	$0.216	7,829,460
Total:				$7,432,862		$11,033,306

Property, Plant and Equipment

Are the long-lived physical assets of the Company acquired for use in the Company’s normal business operation and not intended for resale by the Company. FASB ASC 360, Property, Plant and Equipment states that these assets are initially recorded at historical cost, which includes the cost necessarily incurred to bring them to the condition and location necessary for their intended use. FASB ASC 835-20 establishes standards for capitalizing interest cost as part of the historical cost of acquiring assets constructed by the Company for its own use or produced for the Company by others for which deposits or progress payments have been made.

FASB ASC 210-10-45-4 indicates that property, plant and equipment, should be classified as noncurrent when a classified balance sheet is presented. Under FASB ASC 805-20-55-37, some use rights acquired in a business combination may have characteristics of tangible, rather than intangible assets.

The Company had $ 343,015 and $ 0 as of June 30, 2021 and December 31, 2020 respectively in Property, Plant and Equipment, all as a consequence of the business combination, and such assets were valued as fair market value, starting in service for the Company as of July 1, 2021, therefore no depreciation has been calculated.

Other Noncurrent Assets

On June 30, 2021, and December 31, 2020, other noncurrent assets were $0 and $145,000. The current balance of $0 compared to the balance of $145,000 as of December 31, 2020, is because the Company applied ASC-850-10-05-4, based on the “Amended and Restated Merger Agreement and Plan of Reorganization” dated on June 30, 2021, and then intercompany transactions are offset in both companies, Rogue One, Inc., and Human Brands International, Inc.

Goodwill

The Company besides the Goodwill recognized on the acquisition of Human Brands International, Inc., part of the acquired assets was Goodwill Human Brands International, Inc., recognized on the acquisition of its subsidiaries now part of Rogue One, Inc.

The Company didn’t calculate any adjustment in the Goodwill of the companies listed in the chart below, however the Company will review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. If required, recoverability of these assets is determined by comparison of their carrying value to the estimated future undiscounted cash flow the assets are expected to generate over their remaining estimated useful lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their estimated fair value determined by either a quoted market price, if any, or a value determined by utilizing a discount cash flow technique.

Schedule of goodwill
Company Subsidiary	Recognized Goodwill
Sobre Todo Alimentacion S.A de CV	$655,719
Tequila Armero S.A de CV	568,998
Tequila Copter S.A de CV	814,000
Mazcal Arte	294,118
Turaso S de PR de RL	2,058,884
Sub-Total	$4,391,718
Human Brands International, Inc	6,426,939
Total	$10,818,657

Noncontrolling Interests

Common securities held by the noncontrolling interests that do no include put arrangements exercisable outside of the Company’s control are recorded in equity, separate from the Company stockholders’ equity.

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary.

The following chart reflects the breakdown on noncontrolling interests:

Schedule of breakdown on noncontrolling interests
Company Subsidiary	Amount
Mezcal Arte	$144,118
Industrias Naturales de Tequilas S.A de CV	519,185
Tequila Armero S.A de CV	418,719
Sobre Todo Alimentacion S.A de CV	228,515
Tequila Copter S.A de CV	365,767
Turaso S de PR de RL	1,732,692
Total:	$3,408,995

NOTE 4 – HUMAN BRANDS INTERNATIONAL, Inc. - Amended and Restated Merger Agreement and Plan of Reorganization” dated on June 30, 2021

On May 19, 2022, the Company filed with the SEC the Form 8-K related to the completion of acquisition or disposition of assets. As previously reported and on June 30, 2021, the Company entered into that certain Merger Agreement and Plan of Reorganization (the “Acquisition Agreement”) with each of the stockholders of Human Brands International, Inc., a Nevada corporation (the “Acquired Company” or “Human Brands”).

Under the terms of the Acquisition Agreement, the Company agreed to issue an aggregate of forty-seven (47) shares of Series D Preferred Stock (par value $0.001) (the “Preferred Shares”) and an aggregate of One Hundred Seventy-Six Million Seven Hundred Seventy-One Thousand Nine Hundred Sixty-Two (176,771,962) shares of the Company’s Common Stock (par value $0.001) (the “Common Shares”) to acquire all of the outstanding capital stock of the Acquired Company.

The Acquisition Agreement was the product of several months of meetings and due diligence conducted by the Company’s officers and directors that resulted in successful negotiations with the officers and directors of the Acquired Company and the stockholders of the Acquired Company.

The Company did not employ or utilize the services of any investment banker, advisor, or other third party in connection with the Acquisition Agreement, the transactions underlying the Acquisition Agreement or both of them. As a result, the Company did not incur or pay any fees to any investment banker, advisor, or other third party but the Company may ignored critically important aspects of the business conducted by the Acquired Company that the Company may later discover with materially adverse consequences to the Company’s financial condition for an indefinite period of time.

All of the Preferred Shares and all of the Common Shares that were issued in accordance with the Acquisition Agreement are “unregistered securities” in that they were issued pursuant to claims of exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) promulgated by the Securities and Exchange Commission thereunder as well as certain claims to the qualification requirements under state securities laws in the states wherein the holders of all of the outstanding capital stock of the Acquired Company. Moreover, all of the Preferred Shares and all of the Common Shares that were issued pursuant to the Acquisition Agreement were issued with a restricted securities legend and only then after we received certain additional written assurances from the stockholders of the Acquired Company.

Human Brands was founded in late 2014 with a plan to capitalize in perceived growth prospects in the consumer alcoholic products industry. In recent years Human Brands has focused on the tequila products segment within that industry as management believes that the tequila products segment may offer stronger sales growth opportunities relative to other consumer alcoholic segments. The management of Human Brands follows a “ground to glass” strategy that, in practical terms, means that management attempts to control marketing, sales, and assets throughout the selection of raw materials (the agave plants) and the operation of the manufacturing process. The strategy also involves selection and constant management of the marketing channels, advertising programs, and target marketing strategies. Human Brands has had to confront ever-rising costs for raw materials as agave prices have increased by about 694% since 2016.

Currently Human Brands has approximately 400,000 agave plants and has adopted a strategy to grow more agave plants to ensure that the company has a stable supply of raw materials and at price levels that may serve to insulate the company from excessive price increases in the market. The company has adopted a two-part strategy: (a) sell agave plants to generate revenues; and (b) at the same time, use agave produced by the company’s own agave plants as raw material for the company’s tequila products. The Company believes that, if circumstances allow, this strategy may serve to insulate the company from some of the excessive cost pressures in the raw agave market.

Transaction definition: Human Brands International, Inc’s management understand that all transactions have taken place are “Business Acquisition”, under ASC 805 because acquired assets and assumed liabilities, significantly contribute to the ability to create output.

The accounting for a business combination is based on two key principles, which ASC 805 calls the recognition principle and the measurement principle. The objective of the principles is to provide guidance that an acquirer can apply when ASC 805 does not contain specific recognition or measurement guidance for a particular asset or liability.

Under the recognition principle in ASC 805-20-25-1, an acquirer must “recognize, separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.”

NCI is defined in the Master Glossary of the Codification as “The portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. A noncontrolling interest is sometimes called a minority interest.” For example, Company in our case Human Brands International, Inc., acquires a 51% interest in the common stock of the companies listed in the chart above, (which is accounted for as a Business Acquisition), there remains a 49% NCI in Human Brands International, Inc’s consolidated financial statements.

The FASB’s guidance on accounting for business combinations and NCIs reflects the FASB’s view that a consolidated entity represents a single economic unit. When accounting for a business combination, the net assets acquired are recorded as if there was an acquisition of 100% of the target. This is the case regardless of whether 51% or 100% (or any percent in between) of the target is acquired by Human Brands International, Inc. In addition, the net assets acquired are measured predominantly at fair value in accordance with ASC 805. As such, in cases in which less than 100% of the target is acquired by the buyer, in this case Human Brands International, Inc., must also recognize the fair value of the NCI.

Finally in these cases, despite of the business combination effected primarily by exchanging equity interests, and Human Brands International, Inc., is the entity that issues its equity interests, the existent Company’s stockholders at the date of acquisition, still have the control of the Company, therefore is not applicable the commonly called reverse acquisitions, the issuing entity is the acquiree. Subtopic 805-40 provides guidance on accounting for reverse acquisitions; however, such guidance is not complying with the transactions considered hereto.

Transaction Economics

For general information the acquired companies and subsidiaries have recorded sales in the following periods:

Schedule of companies and subsidiaries have recorded sales
Company	Six Months Ended on June 30, 2021	Twelve Month ended on December 31, 2020	Twelve Month ended on December 31, 2019
Human Brands International, Inc	$1,070,830	$1,878,805	$-
CapCity Beverages, LLC	215,913	52,498	110,244
Sobre Todo Alimentacion S.A de CV	18,184	-	-
Turaso S de PR de RL	335,026	-	-
	$1,639,953	$1,931,303	$110,244

Under the terms of the Acquisition Agreement, the Company agreed to issue an aggregate of forty-seven (47) shares of Series D Preferred Stock (par value $0.001) (the “Preferred Shares”) and an aggregate of One Hundred Seventy-Six Million Seven Hundred Seventy-One Thousand Nine Hundred Sixty-Two (176,771,962) shares of the Company’s Common Stock (par value $0.001) (the “Common Shares”) to acquire all of the outstanding capital stock of the Acquired Company.

1.	Common stock 176,771,962 – (par value $0.001) – Market Value as of June 30, 2021[1] $0.0479 = $ 8,467,377

2.	Preferred Series D 45 shares – (par value $0.00001) – This shares have a conversion right of 5,000,000 : 1 common shares, therefore it implies a potential conversion up to 225,000,000 shares of common stock , which as of June 30, 2021 has a Market Value of $0.0479 then equal to $10,777,500

3.	Based on the foregoing the Company recorded as Commitments and Contingencies as follows:

Schedule of outstanding capital stock
	Shares Quantity	Shares par value	Allocated to Common Stock once Issued	Market Value	Allocated to APIC once Issued
Shares of Common Stock	176,771,962	$0.001	$176,772	$0.0479	$8,290,605
Preferred Shares Series D	45	0.00001	0.00	0
Conversion Right on Series D	225,000,000		225,000		10,552,500
					$18,843,105

Acquired Companies and Holdings

Schedule of acquired percentage by companies and holdings
Company Name	Holding%
Human Brands International, INC	100
Cap City Beverages, LLC	100
Tequila Armero S.A de CV	51
Industrias Naturales de Tequilas S.A de CV	60
Tequila Copter S.A de CV	55
Sobre Todo Alimentacion S.A de CV	55
Turaso S de PR de RL	51
Mezcal Arte	51

Besides the above-mentioned companies where Rogue One, Inc., holds a controlling majority, included in the acquisition the following companies

Company Name	Holding %
Sabores de la Historia S.A de CV	18.00
Milestone Beverages HK, Ltd.	3.75
Hacienda Capellania S.A de CV	1.00

The invested amount for the foregoing is disclosed in the financials as Associated companies with a total of $ 703,740

1 https://finance.yahoo.com/quote/ROAG/history?period1=1625011200&period2=1625097600&interval=1d&filter=history&frequency=1d&includeAdjustedClose=true

Goodwill’s Transaction Recognition

Goodwill that is acquired in a business combination must be assigned to one or more reporting units as of the acquisition date. Goodwill is assigned to the reporting units that are expected to benefit from the business combination, regardless of whether other assets or liabilities of the acquired entity are also assigned to those reporting units. An entity’s methodology for determining the amount of acquired goodwill to assign to a reporting unit should be reasonable, supportable, and applied in a consistent manner in accordance with ASC 350-20-35-41. In addition, the methodology should be consistent with the objectives of the approaches described in ASC 350-20-35-42 through ASC 350-20-35-43, which describes two approaches an entity might follow when assigning goodwill to reporting units: an acquisition method approach and a “with-and-without” approach. The use of any approach to assigning goodwill is dependent on facts and circumstances.

In the simplest of acquisitions, a new reporting unit will be created in connection with an acquisition, and the assets and liabilities of the acquired entity will be assigned to the new reporting unit. If no synergies with other existing reporting units are expected from the acquisition, all the goodwill arising from the acquisition would be assigned to the new reporting unit.

Many times, though, the specific assets and liabilities of an acquired entity will be assigned to one or more of the acquiring entity’s existing reporting units and, perhaps, new reporting units that are created in connection with the acquisition. If the assets and liabilities that are assigned to reporting units constitute businesses, the goodwill arising from the acquisition may be assigned to the reporting units based on the excess of the fair values of the individual businesses acquired over the fair value of the sum of the individual assets acquired and liabilities assumed that are assigned to the reporting units. This is considered an acquisition method approach.

In some business combinations, synergies may be expected to be realized by existing reporting units that are not assigned any of the acquired assets or assumed liabilities. When synergies are expected in one or more of the entity’s other reporting units, the entity may assign goodwill to the reporting units expecting to benefit from the synergies using a with-and-without approach. The with-and-without approach generally considers the difference between the fair value of the existing reporting unit before and after the acquisition in determining the amount of goodwill to assign to that reporting unit.

Schedule of intangible assets and goodwill
Human Brands International, Inc
Identified Assets	$21,121,514
Assumed Liabilities	(4,894,581)
Noncontrolling Interest	(3,408,995)
Net Equity Acquired	12,817,938
Amount Paid & Committed	19,244,877
Goodwill	$6,426,939

Identified Assets and Assumed Liabilities Breakdown for the Amended and Restated Merger Agreement and Plan of Reorganization” dated on June 30, 2021

Schedule of recognized identified ssets acquired and liabilities assumed
ASSETS
Current assets:
Cash and cash equivalents	$179,709
Accounts receivable	567,697
Inventory	7,022,298
Other assets	128,314
Fully controlled companies	8,400
Associated companies	703,740
Shares publicly traded - SRSG -	7,432,862
Total current assets	16,043,020
Property and equipment, net	343,015
Intangible Assets	97,660
Goodwill	4,391,718
Assets pledged	246,102
Total noncurrent assets	5,078,495
Total assets	$21,121,515

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,028,582
Other liabilities	2,305
Payroll liabilities	97,891
Related party loans	1,860,913
Loans and Notes payable	558,294
Convertible notes payable	164,523
Financial loan payable	26,102
Total current liabilities	4,738,610
SBA loan	155,972
Total liabilities	4,894,582
Noncontrolling interest	3,408,995
NET EQUITY ACQUIRED	12,817,938
Goodwill HBI	6,426,939
Amount paid and committed	(19,244,877)
Liabilities assumed	$-

Foreign Currency

The Company applies ASC 830 for all financials recorded in other than United States Dollars currency. Such rule applies to the following companies, whose transactions are in Mexican Pesos (M$), and those companies are:

Company Name
Tequila Armero S.A de CV
Industrias Naturales de Tequilas S.A de CV
Tequila Copter S.A de CV
Sobre Todo Alimentacion S.A de CV
Turaso S de PR de RL
Mezcal Arte

The Company adopted the exchange rate every working day published in the following URL: https://dof.gob.mx/indicadores_detalle.php?cod_tipo_indicador=158&dfecha=30%2F06%2F2021&hfecha=30%2F06%2F2021#gsc.tab=0 this publication is made through the “Diario Oficial de la Federacion (Mexicana)” which is the equivalent to the United States Office of the Federal Register (OFR).

The Company reported the foreign currency accordingly to FASB 830-30-45-3, which literally says “…a.  For assets and liabilities, the exchange rate at the balance sheet date shall be used.….” , which as of June 30, 2021 was M$ 19.815700 = 1 USD.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at June 30, 2021 and December 31, 2020:

Schedule of convertible notes payable
	June 30,	December 31,
	2021	2020
Principal value of convertible notes:	$1,407,701	$1,559,803
Convertible notes from subsidiary	164,523
Total convertible notes, net	$1,572,224	$1,559,803

The following table sets forth a summary of change in our convertible notes payable for the six months ended June 30, 2021:

Beginning balance, January 1, 2021	$1,559,803
Amortization of debt discounts	33,421
Issuance of new convertible notes	-
Convertible notes from subsidiary	164,523
Conversion of principal amounts outstanding into common stock of the Company	(185,852)
Ending balance June 30, 2021	$1,572,224

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

On February 10, 2015, its holder sold dated June 30, 2014 a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. On March 1, 2021, the holder converted $4,849 in note principal and $6,152 in accrued interest into 999,999 shares of the Company’s common stock. The balance of this note was $0 on June 30, 2021.

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

All of the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of June 30, 2021, and December 31, 2020, the Company determined that the fair value of these derivative liabilities totaled $2,747,418 and $2,298,820, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

Schedule of fair value of assumptions used
	June 30 2021	December 31, 2020

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.05 – 0.07%	0.09 – 0.17%
Expected volatility (3)	253.5 – 415.6%	199.52 – 582.91%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0

(1)	The Company has no history or expectation of paying cash dividends on its common stock.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.

(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

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

At June 30, 2021, the number of shares of common stock underlying these convertible debentures totaled 123,197,372 shares.

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

On June 30, 2021, the Company concreted the Merge with Human Brands International, Inc., and as part of such deal committed 45 Shares of Preferred Series D as part of the payment on the Net Acquired Equity.

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

For the six months ended June 30, 2021, and 2020, a reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

Schedule of income tax expense benefit
	Six Months Ended June 30
	2021	2020
Expected expense (benefit) (21%)	$(208,212)	$(616,050)
State income taxes, net of federal benefit	(46,966)	(139,051)
Income tax provision (benefit)	(255,178)	(755,101)

Valuation allowance	255,178	755,101
Accrued expense (benefit)	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of June 30, 2021 and December 31, 2020:

Schedule of deferred tax

Schedule of deferred tax
Deferred tax asset attributable to:	June 30	December 31
	2021	2020
Net operating loss carryover	$3,288,939	$3,080,727
Less: valuation allowance	(3,288,939)	(3,080,727)
Net deferred tax asset	$-	$-

Tax net operating loss carryforwards may be limited pursuant to the IRS Section 382 in the event of certain ownership changes.

NOTE 8 – FAIR VALUE MEASUREMENTS

The Company has adopted the guidance under ASC 820, Fair Value Measurements, for financial instruments measured on a fair value on a recurring basis. ASC 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further authoritative accounting guidance (ASU No. 2009- 05, Measuring Liabilities at Fair Value) under ASC 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Derivative liabilities are operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the over- all fair value of the financial instruments. In addition, the fair value of free-standing derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations.

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
	December 31	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes embedded conversion option	$2,298,820	-	-	$2,298,820
Total	$2,298,820	-	-	$2,298,820

		Fair Value Measurements at Reporting Date Using
	June 30	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes embedded conversion option	$2,747,418	-	-	$2,747,418
Total	$2,747,418	-	-	$2,747,418

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the six months ended June 30, 2021:

Schedule of Changes in Derivative Liabilities at Fair Value
Beginning balance, January 1, 2021	$2,298,820
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	448,598

Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	-

Ending balance, June 30, 2021	$2,747,418

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

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

[space intentionally left blank]

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

Human Brands operating divisions currently own and manage over 250,000 agave plants, several premium spirit brands, and hold exclusive import and export rights for a variety of spirit brands. Its core foundation is built upon its bulk tequila production operations. Human Brands currently has supply contracts with well-known tequila brands, celebrities, and athletes.

On April 7, 2021, the Company effected a 1-for-100 reverse split which as preceded by a filing of an amendment to its Articles of Incorporation that the Company completed with the Nevada Secretary of State on February 13, 2021. On April 7, 2021, the Company also amended its Articles of Incorporation to change its name to Rogue One, Inc.

Results of Operations for the Three Months Ended June 30, 2021, and 2020

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

We did not record any cost of goods sold for either of the three months ended June 30, 2021 and 2020. As such, we did not realize any gross profits during either of the three-month periods ended June 30, 2021, and 2020.

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

During the three months ended June 30, 2021, we recorded interest expense related to the amortization of debt discounts totaling $12,450, compared to $ 10,933 during the three months ended June 30, 2020. During the three months ended June 30, 2020, we accrued interest expense on convertible notes or $53,182, compared to interest expense of $55,412 during the three months ended June 30, 2020.

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

[space intentionally left blank]

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

We are presently unable to meet our obligations as they come due. As of June 30, 2021, we had cash and cash equivalents totaling $179,925 and a working capital surplus of $6,120,408. Our working capital surplus is primarily due to the merge as of June 30, 2021.

During the six months ended June 30, 2021, net cash provided in operating activities was $9,624,242, compared to $59,963 net cash used in operating activities for the twelve months ended December 31, 2020. During the six months ended June 30, 2021, net cash provided by financing activities was $1,814,904 compared, to $60,000 of cash provided by financing activities for the twelve months ended December 31, 2020.

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

ROGUE ONE, INC.

Date: August 8, 2022	By:	/s/ Joe E. Poe, Jr.
	Name:	Joe E. Poe, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)