Form 10-Q
period 2021-09-30
Rogue One, Inc.
filed 2023-03-28
CIK 1058330

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 00-24723

ROGUE ONE, INC.

(Exact name of registrant as specified in its charter)

Nevada		88-0393257
(State or other jurisdiction of Incorporation or organization)	1023 K Street, N.W., Suite 454 Washington, DC 2005 (Address of principal executive offices)	(I.R.S. Employer Identification No.)

(405) 733-1567
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [_] No [X]

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large, accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large, accelerated filer [_]	Accelerated filer [_]	Smaller reporting company [X]

Non-accelerated filer. [X]		Emerging growth company. [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of February 14, 2023, the Registrant had 312,655,147 shares of Common Stock issued and outstanding.

THIS IS THE QUARTERLY REPORT ON FORM 10-Q FOR THE THREE-MONTH QUARTERLY PERIOD ENDING SEPTEMBER 30, 2021, FOR ROGUE ONE, INC., A NEVADA CORPORATION (THE “QUARTERLY REPORT”).

Statement Regarding Forward Looking Statements

This Quarterly Report for the Period Ended on September 30, 2021, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," in this Form for the Quarterly Report includes, among others, risks and uncertainties related to:

•	the impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•	the success of third parties in marketing our products;
•	our reliance on third party suppliers and collaborative partners;
•	our dependence on key personnel;
•	our dependence upon a number of significant suppliers and others over which we have no control;
•	competitive conditions in our industry;
•	our limited alcoholic beverage product line and the intense competition that we face from large, diversified alcoholic beverage companies that possess far greater managerial and financial resources than we have currently and will likely have for the foreseeable future;
•	our ability to market and sell our existing and future products successfully;
•	expansion of our international operations;
•	the impact of alcoholic and other regulation on our business;
•	the success of our acquisitions and other strategic development opportunities;
•	our ability to develop, commercialize and gain market acceptance of our products;
•	cybersecurity incidents and related disruptions and our ability to protect our stakeholders’ privacy;
•	product returns or liabilities;
•	volatility of our stock price;
•	our ability to avoid bankruptcy, insolvency and otherwise manage the new business that we acquired on June 30, 2021 when we acquired Human Brands International, Inc.

Readers are cautioned not to place undue reliance on these forward-looking statements.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect the passage of time, any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Period Ended on September 30, 2021.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Rogue One, Inc., a Nevada corporation, and subsidiaries unless otherwise noted.

Item 1A. Supplement & Risk Factors

1.A(1)        Supplement

Our primary operations are conducted by and through our wholly owned subsidiary, Human Brands International, Inc. (the “Subsidiary” or “Human Brands”) that we acquired on June 30, 2021. Our Subsidiary was incorporated in late 2014 and it focuses its limited financial and managerial resources on those segments of the market that it believes may have stronger potential in the retail alcoholic beverage industry if our financial circumstances and market conditions allow.

Based on our own internal assessments developed without any external or professional evaluation, we believe that global tequila market may have significant future growth potential. Some have projected that growth may continue for an extended period-of-time however the Company has relied upon other sources that it believes are reliable.

We employ what we call a ‘ground to glass’ strategy with the goal of controlling sales and assets along every level of the tequila sales chain; from the agave plants in the ground to the cocktail at the bar. We believe that on a long-term basis this will best serve our interests however, our business plan and our strategy has been evaluated internally only by our Board of Directors without the benefit of any third-party evaluation.

As an integral part of this strategy and if circumstances allow, we seek to build a foundation through investment, acquisition, and relationships at each level.  If we are to implement this strategy, we anticipate that we will need to raise a significant amount of additional capital. We cannot assure you that we will be successful in these efforts or if we are successful in implementing our business plans, that we will also achieve and sustain profitability or even sales growth for any period of time. In many respects we are attempting to implement and grow a new business and in that respect, there can be assurance that, like any new business, that we will

The ‘ground’ level of the Subsidiary’s foundation is agave plants. Tequila cannot be made without the agave plant. If we can obtain sufficient financing and on terms that are reasonable, our strategy is to plant and own as many agave plants as possible. We believe that the dramatic increase in demand for tequila has made the supply of agave plants more valuable. By our own informal assessment, the price of agave has increased roughly 694% since 2016.  However, there can be no assurance that these trends will continue or if they do continue, that they can be sustained or otherwise result in any benefit to our business.

Through the Subsidiary, we currently own or manage an aggregate of approximately 400,000 agave plants and we hope that if circumstances allow, we may be able to plant or manage more agave plants in coming years. Once the plants mature the Company will harvest them. Our strategy is to sell the plants creating significant revenue for the Company or to use in our bulk production to produce tequila which may allow us, if favorable market conditions allow, an ability to better manage our costs.

The next level is the bulk tequila production level. This is the most significant piece of our business. We currently have a production partnership and ownership interest in Hacienda Capellania, a top 15 rated tequila distillery. Their distillery is located at the global epicenter of the tequila industry in the highly regarded highlands region of Jalisco, Mexico.

Our partnership with Capellania includes supply contracts with well-known and award-winning tequila brands, large distilleries, celebrities, athletes, restaurant groups, and retailers. This partnership, under ideal conditions, produces 100,000 to 250,000liters of 100% tequila monthly and if market conditions and our cash resources allow, we hope that we may be able to grow to one (1) million liters of production per month. The timing and extent that these plans may be achieved is subject to significant external risks and our ability to fully implement our business and financial plans.

We are aware that there are roughly only 150 tequila distilleries in the world. If worldwide demand for tequila increases, we anticipate that distillery supply of tequila and value of that tequila product supply will continue to increase. However, we face significant competition from many well-established competitors who possess significantly greater financial and managerial resources than we currently have and likely will have in the foreseeable future.

Our third level involves our control and sale of assets is the brand level. Our Subsidiary owns multiple brands including, Tequila Armero, Fervor Mezcal, Profano Mezcal, 88 West Rum, and Nevele. We believe that our ability to “brand” our products may allow us to achieve at least a modest level of marketing control in the future.

We are aware that Armero and Fervor were recently launched into the U.S. market with an initial focus on the New York and DC markets. The Company utilizes the NY and DC markets as a launch platform for its brands. Over the past few years, through the launch of Shinju Japanese Whisky, our Subsidiary has been able to build a significant customer base in these two markets. This customer base may allow us an ability to develop and brand other products in the future which in turn may allow us to gain a greater market presence in certain markets, if circumstances, market conditions, and our financial resources allow. In that event and if these and other factors are favorable, we may seek to increase sales revenues from the sale of these and related products. AS circumstances allow, we may be able to expand into one or more geographic markets in the United States with the goal of selling the brands at a national level.

If market conditions are favorable and if sufficient financial resources are available, we may launch new products, namely, Profano, 88 West, and Nevele under the same strategy in the future. These branded products may provide us with some degree of diversification and possibly profit potential.

We are also employing a strategy of taking ownership interest in brands to make the tequila for third parties. With the growth and profile of tequila intensifying, the demand for private-label production is increasing, especially from celebrities and influencers. Currently, a significant part of the Subsidiary’s business is producing and developing brands for third parties. If circumstances allow, we may seek to retain partial ownership in those brands.

We are aware that launching a product brand is an intensely competitive and difficult strategy and there can be no guarantee of success or, if it later becomes successful, that it is not preceded by heavy losses and negative cash flow for an extended period of time. But we believe that such efforts may be entirely worthwhile. We have noted that in recent years some have sold their branded product lines to other, larger market competitors.

The fourth level of our Subsidiary’s business is the import/export level. In general, for a brand of liquor to be imported and be sold in the United States, that brand must be sold through a licensed importer. Our Subsidiary’s subsidiary, CapCity Beverage (“CapCity”), is a U.S. licensed importer and distributor. Because of the way the U.S. liquor laws are set up, an importer is generally the conduit between the brand owner and the distribution customer. Importers will generally buy the product from the brand owner, bring the product into the U.S and then sell directly to distributors. Importers will usually add anywhere from a 5% to 15% margin on the sale.

We believe that having a licensed import company allows our Subsidiary to not only bring in its own products, but it may, if circumstances allow, also include others. Based on our own internal management assessments, undertaken without the benefit of any professional third-party evaluation, this may give our us another layer of potential sales revenue generating opportunities.

Currently, CapCity imports and sells, or has the right to sell, Shinju Japanese Whisky, Copa Imperial, Mazeray, Cote’ Or, Armero, Fervor, Profano, 88 West, Nevele, and Canelo Alvarez’ No Boxing No Life.

A large portion of CapCity’s current focus is on Shinju. Shinju has gained significant traction in the U.S. The Brand is currently sold by CapCity into fifteen U.S. states, many being the largest markets, covering over 60% of the U.S. population. Shinju is also sold on many of the largest online, direct-to-consumer platforms like ReserveBar and Drizly. Currently liquor on these platforms can be sold directly to consumers in 35 U.S. states.

The final level of our Subsidiary’s business is the ‘hospitality’ level. This level allows the Subsidiary an opportunity to sell directly to the end-user. It also has the potential to grow product sales in bars, restaurants, and hotels if our financial condition and favorable market conditions allow.

We also currently own an 18% stake in one of the most popular restaurants in Guadalajara, Mexico, Santo Coyote Real. The group of Santo Coyote restaurants have been a staple, and major tourist attraction, in Guadalajara for over twenty years.

We also recently opened an offshoot of Santo Coyote, called Santa Cantina. Santa Cantina is a smaller version that is more centered on the bar/cocktail piece of the business. Santa Cantina focuses on the craft cocktail aspect and has over 1000 tequilas to choose from. Human owns 51% of Santa Cantina.

Overall, our strategy is to refine our bar/restaurant concepts in Guadalajara and, if we are successful and if market conditions and our financial condition allows, we may look to expand locations into the U.S. and other major Mexico cities. We currently lease in place for Cancun and Puerto Vallarta. Both were put on hold during the Covid pandemic.

Despite the heavy managerial requirements, we believe that having ownership interests in the hospitality segment may provide value to us in the product market. This may allow us to gain valuable marketing data and influence in the marketplace by allowing us to have direct interaction with end product buyers (and retail buyers) that may give us a distinct advantage.

It also may allow us to introduce its brands directly to the consumer; consumers who may have otherwise never thought to try one of our brands.

We are convinced that one of the hardest parts of launching a brand is getting consumers to try the brand. Most consumers have firm buying habits where they’ll order the same brands over and over, unless given a reason to try something new. Our ability to directly interact with them, through our retail locations, may give potential customers a reason to try our brands. Over the past couple years, we’ve also seen firsthand this interaction change buying habits where consumers have switched and become loyal to our brands.

Our hospitality market segment activity has also allowed us, on a limited basis, to better understand market data as follows: competitive data, buying data, consumer data, industry data, and brand data. Interacting at this level has allowed us to the Company to gain insight on what’s happening within the industry from a competitor level and a consumer level. This important data has allowed us to make better marketing decisions.

Our Corporate Plans

Following the incorporation of our Subsidiary in 2014, it focused on building out the foundation first and foremost, with less of a focus on sales growth. Our management always believed if the foundation was built properly then there is a greater likelihood that sales growth will be achieved provided that we have sufficient financial resources to fund working capital, salaries and capital expenditures. However, we have limited managerial resources and limited financial resources and we cannot assure you that we can successfully execute our corporate strategy and if are successful, that our common stockholders will not incur significant dilution.

We anticipate that we will need to acquire suitable assets that can directly produce salable product. This includes the purchase of agave plants, land, ownership in distilleries, equipment, ownership in brands, licenses, as well as intellectual property and trademarks.

Our Strategy & Our Assessment

We shifted most of our focus on the tequila/mezcal market as we came to understand what we believe are favorable opportunities in this market. While currently, tequila only makes up 3% of the global spirits market, we noted that it is the second-fastest growing spirit only behind Irish whisky. Our assessment and all of our decisions regarding our strategy and plans have been made without the benefit of any professional third-party evaluation. For these and other reasons we may discover that our strategy and plans may need to be amended or revised after these decisions were made and we therefore incur significant additional costs, losses and other related problems.

Currently we believe that together, the U.S. and Mexico currently consume nearly 85% of all the tequila produced based on our own internal assessments. We also believe that tequila consumption was up 8.5% in the U.S. last year and is expected to grow at a 5.6% CAGR through 2028. On top of that, Mezcal consumption was up 34%. While these consumer and market trends may change and we have no ability to influence consumer tastes and preferences, we are hopeful that these trends will continue.

Overall, our own internal assessment is that all four expressions of tequila; blanco, repsado, anejo, and extra anejo, continue to increase in consumption year over year and we are hopeful that these consumer preferences and trends continue. However, we are fully aware that we lack product line diversification and we will not likely achieve any product line diversification in the near future.

If the U.S. market continues to grow, we believe that we may have, if circumstances allow, better opportunities in other potential geographic markets.

We believe that tequila is under-represented in the alcoholic beverage market. In Australia alone tequila sales grew by 12% last year. According to the IWSR that growth occurred because tequila was transitioning away from the stereotypical consumption as a ‘party shot’.

Up until 2008 China had a ban on tequila imports. That ban was lifted, but because of the ban tequila is still relatively unknown to most of China. As the population continues to learn about and try tequila the growth in consumption increases. It is projected that the tequila market in China will grow by 20% over the next decade.

Outside of the US and Mexico, sales of tequila are increasing and the global market outside of these two countries recorded growth of almost 4% last year.

Global consumption of tequila will continue to grow through the education of tequila in new markets. Some of the largest tequila companies ar utilizing their vast resources to help educate markets and grow the consumption of tequila. Diageo, a U.K. based company, made a billion-dollar bet on Casamigos. And it’s our belief that bet wasn’t made with just the U.S. market in mind.

If worldwide consumption of tequila increases, we may be able to achieve our objectives but to do so, we will likely need to overcome the intense competition from larger, well-established and well-capitalized competitors that possess significantly greater managerial and financial resources than we currently have and are likely to have for the foreseeable future.

Our Strategy

While the barriers to entry into the tequila market are not insurmountable, we know that we face many significant and some very challenging risks given market uncertainty and the skills and resources of competitors that have enormous financial and financial resources. Overall, we face intense and significant competition from many experienced, well-managed, and well-funded competitors and we likely will face these obstacles for many years in the future.

But we know that as world consumption continues to increase, the tequila must come from somewhere. But unlike vodka, whisky, gin, and others, where you can set up a distillery almost anywhere, tequila is heavily regulated and must be grown and produced in only certain regions of Mexico. This means that tequila for the entire world market can only come from a small area of Mexico. And that is where Human Brands’ foundation has been built.

We hope that if we can implement our business plan that we may be able to use our distillery and certain agave farms. Tequila cannot be produced without agave, and it cannot be produced without a distillery in a certified region of Mexico. Human Brands has both, and it intends to expand both.

As the demand for tequila increases, the need for more agave increases. This is why the Company continues to acquire and plant more agave.

In the past the supply and demand science has often created fluctuations in agave prices. When tequila demand would tick up agave farmers would plant more, which eventually led to an increase in supply which would bring prices back down. Because tequila is currently growing at such a fast rate, the supply is having a hard time keeping up, which has led to a stabilization of prices at a much higher level than historically. It is widely viewed that the worldwide growth is going to continue to keep pressure on the supply for the next decade or more.

The Company is seeing this and believes this, which is why one of its key priorities is planting, or acquiring, as many plants as possible. The Company currently controls over 400,000 plants. At maturity the Company can sell those plants at a conservative MEX$20 per kilo (agave was at MEX$30/kilo in 2020). Each plant at maturity is roughly 35 kilos, meaning the 400,000 plants are currently worth roughly USD 14M in sales to the Company.

The Company’s goal is to not sit on 400,000 plants, but to increase that to millions of plants. The Company intends to do this two ways, through planting more on its own land and acquiring more from current farms.

Through its established presence on the ground in Mexico the Company believes there’s a big opportunity to partner with small agave farmers. Many of these small agave farmers have hundreds of thousands of plants, but the maintenance costs while waiting for the plants to mature makes it very difficult for them to survive. The Company has a strategic plan in place where it will partner with these small farmers, cover the maintenance and land costs, and in turn take a majority ownership in the plants. By utilizing this plan, the Company believes it can get to two million plants by 2023.

The second way the Company may, if circumstances allow, is to develop and implenmen t one or more distillery partnerships. As stated, tequila can only come from distilleries in certain regions of Mexico. This means that every liter for worldwide consumption must come from one area. There are only roughly 150 tequila distilleries in Mexico, meaning the entire world consumption will come from these 150 distilleries.

The demand for tequila, and limited number of distilleries, is putting a strain on the supply. This is doing two things, creating a great opportunity for our distillery, and increasing tequila prices. This is where the Company plans to capitalize.

As of 2021, the Company’s primary distillery is ranked as the 14th best distillery in the world (according to Tequila MatchMaker), but the capacity is relatively small at this time. The distillery had a production capacity of 100,000 liters per month at the start. The Company recently made investments to increase that capacity to 250,000 liters per month. As of August 1st, 2021 the distillery capacity could produce up to  250,000 liters per month.

With the rising demand for tequila many global brands are in desperate need for more tequila. Currently our Subsidiary’s distillery has production contracts which equate to 500,000 liters per month. We are hopeful that we can expand capacity if circumstances allow.

If we are successful, we may be able to position the Company to exploit potential worldwide tequila sales growth.

Some analysts in recent years weren’t sure where tequila would sit in the global alcoholic beverage market chain. Many believed that the tequila product would likely remain a product that would remain marketed only in Mexico. But, we believe that the past ten years has shown that tequila is not only here to stay, but may, over the next ten years, offer significant market potential outside of Mexico. However, we remain cautious in evaluating these and other optimistic assessments and we cannot assure you that any such projections will be realized.

 The Management Team

Currently, our management team consists of the following:

Joe E. Poe Jr. – CEO Rogue One, Inc. & Director

Mr. Poe has worked in the securities industry since 1987, currently working in compliance of customer securities deposits. He currently serves on several Charity Boards, including Chairman of the Oklahoma City Pow Wow Club. Mr. Poe graduated from the University of Texas at Austin in 1986, where he was a member of its intercollegiate swimming team. Joe’s experience in public companies, and compliance of public companies, plays a vital role within the Company.

Ryan Dolder – CEO Human Brands Intl, Inc, CFO Rogue One, Inc. & Director

Mr. Dolder has significant beverage industry experience, having worked with leading international brands and bar/restaurant groups responsible for managing, purchasing and negotiating with global distributors.

Amongst others, he held management positions with both Rande Gerber’s Midnight Oil Group from 2002 - 2003, which launched Casamigos Tequila with George Clooney, and with Bortz Entertainment Group from 2003 - 2006.

Mr. Dolder founded Human Brands in 2014, which has now become a subsidiary of the Company and he graduated as a double major in marketing and computer science from the University of Notre Dame.

Janon Costley – COO Human Brands Intl, Inc., COO Rogue One, Inc. & Director

Mr. Costley brings more than two decades of experience in operations, business development and sales and marketing. Initially starting out in the fashion industry, Janon worked with leading brands including Converse, Sketchers, FIFA, MCM and Pony in both supplier and licensing partner capacities from 2000 - 2013.

Mr. Costley co-founded The Brand Liaison in 2012, which ultimately led him to the beverage industry. He subsequently served as CEO of Village Tea Company in 2014, founded Affinity Beverage Group, STI Signature Spirits Group and CapCity Beverage LLC all between 2013 - 2017.

Daniel Bouquet de Grau – President Mexico Operations & Director

Mr. Daniel Bouquet de Grau is a Certified Master Tequila Distiller. He is the founder of Armero Tequila and Boludo Bar & Grill. He is also the CEO of Hacienda Capellania (Tequila Distillery) and Turasu S de PR de RL (Agave Company), both happening in 2020.

Mr. Bouquet de Grau is responsible for managing all of the Subsidiary’s operations and he is experienced in all aspects of tequila, including agave cultivation, bulk production, brand development, marketing, and sales.

Miguel Monroy Diaz – Mexico Director and President of Mexico Hospitality

Mr. Miguel Monroy Diaz, is a restaurateur with decades of experience in managing, operating, and owning restaurants. He founded the original Santo Coyote, with his father, 22 years ago. Well known in Guadalajara for being one of the best restaurant operators.

He also has since opened a second Santo Coyote, Santo Coyote Real, and has another three in the works – Santo Cantina, Santo Coyote at Tlaquepaque, and Santo Coyote Cancun.

Igor Meno – Tequila Chemist and VP Distillery Operations

Mr. Igor Meno is experienced in making tequila. He has over 20 years of experience in the tequila industry – everything from creating recipes, producing tequila, and launching brands.

His principal responsibilities include designing, creating, and producing some of the best tequila that the Company can bring to the market.

Diego Antezana – Head of Agave Operations

Mr. Diego Antezana holds a bachelor’s degree in Supply Chain Management and a master’s degree in Public Accountancy. He brings broad knowledge from the biotech and consulting industries that he’s been able to utilize in the tequila industry.

He has been running an active distillery at capacity for over five years, specializing in the purchasing, production, and commercialization of the product. Diego also operates and manages a number of agave plantations.

Robert Montgomery – VP of Sales Human Brands

Robert Montgomery has over 20 years of experience in sales, brand building and entertainment marketing. He worked with Don Modesto Spirits from 2010 - 2012. He also founded Empire Feature which co-produced ‘Notorious’. Robert leads Human’s Brand sales and is based in the New York City market.

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

1A. Risk Factors

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

We are subject to shifting and uncertain consumer preferences away from the Tequila products that are currently produced and marketed by our subsidiary, Human Brands. Consumer tastes and preferences change frequently, and we have no ability to influence these changing tastes and preferences. In that respect, we face a clear risk that we may be unable to develop new products that appeal to consumers, or changes in our product mix that eliminate items popular with some consumers could harm our business. Also, the Tequila and any other alcoholic beverage offered by our subsidiary, Human Brands, will be subject to the level of discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

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

Instances of food-borne illnesses, whether real or perceived, and whether at our consumers’ stores or those of our competitors, could harm consumers and otherwise result in negative publicity about us or the products we serve, which could adversely affect sales. If there is an incident involving consumers’ C-stores and other approved channels serving contaminated products, consumers may be harmed, our sales may decrease, and our brand name may be impaired. If consumers become ill from food- borne illnesses, we could be forced to temporarily suspend some operations. If we react to negative publicity by changing our products or other key aspects of the Fresh Promise experience, we may lose consumers who do not accept those changes and may not be able to attract enough new consumers to produce the revenue needed to make our operations profitable. In addition, we may have different or additional competitors for our intended consumers as a result of making any such changes and may not be able to compete successfully against those competitors. Food safety concerns and instances of food-borne illnesses and injuries caused by food contamination have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause consumers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our costs may increase, and our sales may decline. A decrease in consumer traffic as a result of these health concerns or negative publicity, or as a result of a change in our products or smoothie experience or a temporary suspension of any of our consumer operations, could materially harm our business.

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

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD HARM OUR BUSINESS AND OPERATING RESULTS.

We are hopeful that the Tequila and other products marketed by our subsidiary, Human Brands International, Inc. (“Human Brands”) can be sustained and that the operations of Human Brands and the Company can be conducted profitably and with positive cash flow. However, we cannot assure you that we can achieve these objectives for any period of time. The Tequila and other alcohol products marketed by Human Brands face intense marketing and pricing pressures from many large, well- established competitors who each possess far greater managerial and financial resources that we have currently and likely will have at any time in the foreseeable future.

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

The marketing of Tequila and any other consumer product is highly risky. We are aware that consumers could file complaints or lawsuits against us alleging that we are responsible for some illness or injury their consumers suffered at or after a visit to their stores, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results. The food and beverage services industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices. We have no present plans to obtain insurance coverage for these risks or any risks associated with or arising out of any product that we plan to market and sell in the future. As a result, in the event that we incur costs and liabilities as a result of or associated with our planned offering and sale of our products, we likely will face protracted and significant financial costs and protracted losses thereby with the result that anyone who acquires our Common Stock, or our Preferred Stock likely will lose their entire investment.

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

WE ARE SUBJECT TO THE PENNY SOCK RULES WHICH WILL MAKE OUR COMMON STOCK MORE DIFFICULT TO SELL.

We are subject to the SEC’s “penny stock” rules because our securities sell below $5.00 per share. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker- dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROGUE ONE, INC

CONSOLIDATED BALANCE SHEET

FOR THE PERIOD ENDED ON SEPTEMBER 30, 2021 (Unaudited)

	For the Nine-Month Ended on September 30	For the Twelve-Months ended on December 31

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$44,342	$111
Accounts receivable	826,297	—
Inventory	6,996,553	—
Other assets	128,080	—
Fully controlled companies	8,400	—
Associated companies	703,740	—
Shares publicly traded - SRSG -	7,432,862	—
Total current assets	16,140,274	111
Property and equipment, net of $16,870 depreciation	314,976	—
Loans	50,000
Intangible Assets	94,411	—
Goodwill	10,804,239	—
Assets pledged	246,102	—
Total noncurrent assets	11,509,728	—
Total assets	$27,650,002	$111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,785,337	165,466
Other liabilities	1,678,775	1,555,862
Payroll liabilities	346,020	—
Related party loans	351,233	—
Loans and Notes payable	526,768	—
Notes payable third party	12,500
Notes payable related party	6,055	4,505
Convertible notes payable	1,485,948	1,559,803
Convertible notes payable - accrued interest -	743,643
Derivative liabilities	2,934,454	2,298,820
Bank overdraft	179
Total current liabilities	9,870,910	5,584,456

Lease liabilities	—
SBA loan	155,972	—
Other liabilities	—	—
Total liabilities	10,026,882	5,584,456

Commitments and Contingencies	—
Common Stock to be Issued	378,439
Preferred Shares Series E to be Issued
Preferred Shares Series E Conversion rights	225,000
APIC on Shares to be Issued	18,843,105
Noncontrolling interest	3,408,995	—
Stockholders' equity		—
Preferred stock - Series A, $0.00001 par value. 69,999,990 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	100	100

Preferred stock - Series D, $0.00001 par value. 1 share authorized; zero 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—

		—
Preferred stock - Series E, $0.00001 par value. 50 shares authorized; 48 and 20 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—

		—
Common stock, $0.001 par value. 1,000,000,000 shares authorized; 131,678,082 and 101,925,194 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—

	131,683	101,925
Additional paid-in capital	10,536,740	8,984,757
Accumulated other comprehensive loss	(15,900,941)	(14,670,127)
Total stockholders' equity	17,623,120	(5,583,345)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,650,002	$111

The accompanying notes are an integral part of these consolidated financial statements.

[space intentionally left blank]

ROGUE ONE, INC

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED ON

SEPTEMBER 30, 2021 (Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2021	2020	2021	2020

Revenues	$1,198,434	$—	$1,198,434	$—
Cost of Goods Sold	1,019,678	—	1,019,678	—
Gross Profit	178,755	—	178,755	—
Operating expenses:
Board member fees	—	15,000	—	45,000
General and administrative	300,986	43,678	688,529	61,429
Professional fees	—	9,000	—	76,935
Depreciation	16,870	—	16,870	—
Total operating expenses	317,857	67,678	705,400	183,364
Profit (Loss) from operations	(139,101)	(67,678)	(526,644)	(183,364)
Derivative liability expense	—	(27,713)	—	(129,961)
Gain (Loss) on change in value of derivative liabilities	(187,035)	(137,316)	(635,633)	(2,730,012)
Interest expense	(72,189)	(76,212)	(212,513)	(199,153)
Other income (expenses)			(4,842)
Assets impairment	(14,418)	—	(14,418)	—
Liabilities write-off	163,236		163,236
Assets write-off
Total others	(110,406)	(241,241)	(704,170)	(3,059,126)
Net profit (loss)	(249,507)	(308,919)	(1,230,814)	(3,242,490)
Net profit (loss) attributable to noncontrolled interest
Tequila Armero S.A de C.V	—	—	—
Industrias Naturales de Tequilas S.A de C.V	19,080	—	19,080	—
Tequila Copter S.A., de C.V	20,426	—	20,426	—
Sobre Todo Alimentacion S.A., de C.V	3,773	—	3,773	—
Turasu SPR de RL	18,706	—	18,706	—
Total Net (profit) loss attributable to noncontrolled interest	61,985	—	61,985	—
		—
Net profit (loss) attributable to common shareholders	$(187,523)	$(308,919)	$(1,168,829)	$(3,242,490)

Net income (loss) per share applicable to common stockholders - basic	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Net income (loss) per share applicable to common stockholders - diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding - basic	115,739,401	97,081,861	115,739,401	97,081,861
Weighted average number of common shares outstanding - diluted	115,739,401	97,081,861	115,739,401	97,081,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROGUE ONE, INC

Condensed Consolidated Statements of Stockholders' (Deficit) (Unaudited)

	Preferred Stock						Common Stock		Additional paid-in-capital	Noncontrolling interest	Commitments and Contingencies	Accumulated Deficit	Total Shareholders' Deficit
	Series A		Series D		Series E
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

BALANCE, March 31, 2020	10,000,000	$ 100	1	$ -	12	$ -	86,386,660	$ 86,387	$ 8,894,467	$ -	$ -	$ 14,121,407)	$ (5,140,453)

Net loss		-								-		(2,916,070)	(2,916,070)
Conversion of Series D preferred stock for common stock			(1)	-	-	-	8,700,000	8,700	(8,700)				-
Issuance of Series E preferred stock to an officer as compensation					8	-			17,500		-		17,500
BALANCE, June 30, 2020	10,000,000	$ 100	-	$ -	20	$ -	95,086,660	$ 95,087	$ 8,903,267	$ -	$ -	$ (17,037,477)	$ (8,039,023)

Issuance of common stock in exchange for fees and servces rendered							2,000,000	$ 2,000	$ 38,000				40,000
Net incom (loss)		-		-		-				-	-	$ (308,919)	(308,919)
BALANCE, September 30, 2020	10,000,000	$ 100	-	$ -	20	$ -	97,086,660	$ 97,087	$ 8,941,267	$ -	$ -	$ (17,346,396)	$ (8,307,941)

Net Incom (Loss)		-		-		-				-		2,676,269	2,676,269
Issuance of Series E preferred stock to an officer as compensation					4		4,843,334	4,838	43,490		-		48,328
BALANCE, December 31, 2020	10,000,000	$ 100	-	$ -	24	$ -	101,925,194	$ 101,925	$ 8,984,757	$ -	$ -	$ (14,670,127)	$ (5,583,344)

Return of common stock issued in connection with the acquisition of a business							(2,000,000)	(2,000)	2,000				-
Conversion of Series E preferred stock for common stock					(3)		1,200,000	1,200	(1,200)				-
Issuance of Series E preferred stock in connection with sales made under private or public offerings					2	-			40,000				40,000
Issuance of Series E preferred stock as compensation to employees, officers and/or directors					6	-	100,000	100	89,900				90,000
Issuance of Series E preferred stock as compensation to employees, officers and/or directors					15		250,000	250	224,750				225,000
Issuance of Series E preferred stock in exchange for fees and services rendered					4		-	-	125,000				125,000
Issuance of common stock in connection with sales made under private or public offerings							1,666,667	1,667	98,333				100,000
Conversion of convertible notes payabe and accrued interest into common stock							999,999	1,000	10,001				11,001
Net profit (loss)		-		-		-				-	-	(530,248)	(530,248)
BALANCE, March 31, 2021	10,000,000	$ 100	-	$ -	48	$ -	104,141,860	$ 104,142	$ 9,573,541	$ -	$ -	$ (15,200,375)	$ (5,522,591)

Net loss		-		-								(461,239)	(461,239)
Human Brands International, Inc - Merge										3,408,995	19,244,877		22,653,872
Issuance of Series E preferred stock in connection with sales made under private or public offerings					2	-			20,000				20,000
Issuance of common stock in connection with sales made under private or public offerings							3,250,714	3,250	96,130				99,380
Conversion of convertible debentures and accrued interest into common stock							15,800,000	15,800	664,649				680,449
BALANCE, June 30, 2021	10,000,000	$ 100	-	$ -	50	$ -	123,192,574	$ 123,192	$ 10,354,320	$ 3,408,995	$ 19,244,877	$ (15,661,614)	$ 17,469,871

Net profit (loss)		-		-						-		(249,507)	(249,507)
Not issued Series E preferred stock in connection with sales made under private or public offerings					(2)								-
Not Issued common stock in connection with sales made under private or public offerings
Adjustment													2
Third parties’ investment closing pending											201,667		201,667
Issuance of common stock in connection with sales made under private or public offerings													-
Conversion of convertible notes payabe and accrued interest into common stock							8,485,508	8,486	182,420			10,180	201,086
BALANCE, September 30, 2021	10,000,000	100	-	-	48	-	131,678,082	131,683	10,536,740	3,408,995	19,446,544	(15,900,941)	17,623,120

See accompanying notes to the condensed consolidated financial statements

[space intentionally left blank]

ROGUE ONE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30	Twelve Month Ended December 31
	2021	2020
Cash flows from operating activities:
Net loss	$(1,230,814)	$(566,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,870	—
Amortization of debt discount	35,000	49,450
Common stock issued in exchange for fees and services	—	40,000
Preferred stock issued as compensation to employees, officers and/or directors	90,000	—
	125,000	—
Prepaid expenses and other current assets	(145,000)
Preferred stock issued in exchange for fees and services	—	129,961
(Gain) loss on change in value of derivative liabilities	635,634	(104,386)
Accounts receivable	(258,600)	—
Inventory	25,745	—
Other investments - Associated companies	—	—
Other current assets	234	—
Assets impairement	14,418	—
Account payable	(520,382)	—
Accrued liabilities	1,718,718	345,438
Other liabilities	114,514	—
Related party loans	—	4,350
Payroll liabilities	190,629	—
Other current liabilities	(110)	—
Contingencias and Commitments	201,667	—
Net cash used in operating activities	1,013,523	(101,408)
Cash flows from investing activities:
Cash received from merger transaction	179,815	—
Goodwill	14,418
Net cash used in investing activities	194,233	—
Cash flows from financing activities:
Proceeds from issuance of common stock	227,713	20,000
Loan receivable	(50,000)	—
Proceeds from issuance of preferred stock	60,000	—
Notes payable	(50,787)	—
Proceeds from short term loans	(1,364,501)	—
Related party loans	1,550	—
Proceeds from short term loans	12,500	—
Proceeds from promissory note	(0)	81,500
Net cash provided by financing activities	(1,163,526)	101,500
Net increase (decrease) in cash and cash equivalents	44,231	92
Cash and cash equivalents, beginning of period	111	19
Cash and cash equivalents, end of period	$44,342	$111
Supplemental Cash Flow Information
Cash paid for interest	$	$
Non-Cash Investing and Financing Activities
Common stock issued to reduce convertible promissory notes payable	$892,536	$—
Series E preferred stock issued in lieu of cash for accrued officer compensation	$225,000	$—
Common stock issued in connection with the acquisition of a business	$8,467,377	$—
Preferred stock issued in connection with the acquisition of a business	$10,777,500	$—
Conversion of related party debt	$	$
Capital lease additions to fixed assets	$	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[space intentionally left blank]

ROGUE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED ON SEPTEMBER 30, 2021

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Rogue One, Inc. (“Rogue One” or the “Company”) is a consumer products and marketing company focused on the high-margin, multi-trillion-dollar alcoholic beverages sector.

On June 27, 2017, Creative Edge Nutrition, a Nevada corporation ("CEN") and Rogue One executed an asset purchase agreement whereby the Company purchased the assets and liabilities of CEN's subsidiary, Giddy Up Energy Products, Inc. ("Giddy"). As consideration, the Company agreed to exchange 47,197,601 shares of its common stock. On January 24, 2018, the Company completed the distribution of its common shares to the CEN shareholders to consummate the acquisition of Giddy. On December 7, 2020, the Company and Giddy entered into a Settlement Agreement, Waiver and Release of Claims whereby each party warranted and represented that they sought to fully and mutually rescind the purchase agreement dated June 27, 2017 and, in so doing, for Giddy to acquire the assets previously sold and, at the same time, for each of the parties to waive and release all claims, both known and unknown, and to indemnify and hold all other parties harmless. In addition, the parties agreed to enter into an exclusive licensing agreement for the Giddy Up brand in the category of alcoholic beverages.

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

Human Brands operating divisions currently own and manage over 250,000 agave plants, several premium spirit brands, and hold exclusive import and export rights for a variety of spirit brands. Its core foundation is built upon its bulk tequila production operations. Human Brands currently has supply contracts with well- known tequila brands, celebrities, and athletes.

On April 7, 2021, the Company effected a 1-for-100 reverse split which as preceded by a filing of an amendment to its Articles of Incorporation that the Company completed with the Nevada Secretary of State on February 13, 2021. On April 7, 2021, the Company also amended its Articles of Incorporation to change its name to Rogue One, Inc.

On June 30, 2021, the Company entered into that certain Merger Agreement and Plan of Reorganization (the “Acquisition Agreement”) with each of the stockholders of Human Brands International, Inc., a Nevada corporation (the “Acquired Company” or “Human Brands”), finishing the merger initiated on September 23, 2020.

Under the terms of the Acquisition Agreement, the Company agreed to issue an aggregate of forty-seven (47) shares of Series D Preferred Stock (par value $0.001) (the “Preferred Shares”) and an aggregate of One Hundred Seventy-Six Million Seven Hundred Seventy-One Thousand Nine Hundred Sixty-Two (176,771,962) shares of Common Stock (par value $0.001) (the “Common Shares”) to acquire all of the outstanding capital stock of the Acquired Company.

The Acquisition Agreement was the product of several months of meetings and due diligence conducted by the Company’s officers and directors that resulted in successful negotiations with the officers and directors of the Acquired Company and the stockholders of the Acquired Company.

The Company did not employ or utilize the services of any investment banker, advisor, or other third party in connection with the Acquisition Agreement, the transactions underlying the Acquisition Agreement or both of them. As a result, the Company did not incur or pay any fees to any investment banker, advisor, or other third party but may ignored critically important aspects of the business conducted by the Acquired Company that we may later discover with materially adverse consequences to the Company’s financial condition for an indefinite period of time.

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

Cautionary Statement on Forward-Looking Statements

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue" and other similar words or expressions (and the negative thereof). Rogue One, Inc., and its subsidiaries (Rogue, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our recently completed acquisition of Human Brands International, Inc., and its subsidiaries (the Human Brands Acquisition), and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." and Part II, These forward-looking statements reflect our current views with respect to future events and are based on numerous assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, business strategies, operating environments, future developments and other factors we believe appropriate. By their nature, forward-looking statements involve known and unknown risks and uncertainties and are subject to change because they relate to events and depend on circumstances that will occur in the future, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

All forward-looking statements included in this Notes are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables and events including, but not limited to:

•	The impact of COVID-19 on global markets, economic conditions, the healthcare industry and our results of operations and the response by governments and other third parties.

•	The risk that regulatory or other approvals required for the HBI Acquisition may be delayed or not obtained or are obtained subject to conditions that are not anticipated that could require the exertion of management's time and our resources or otherwise have an adverse effect on us.

•	The possibility that certain conditions to the consummation of the HBI Acquisition will not be satisfied or completed on a timely basis and accordingly the HBI Acquisition may not be consummated on a timely basis or at all.

•	Uncertainty as to the expected financial performance of the combined company following completion of the HBI Acquisition.

•	The possibility that the expected synergies and value creation from the HBI Acquisition will not be realized or will not be realized within the applicable expected time periods.

•	The exertion of management's time and our resources, and other expenses incurred, and business changes required, in connection with complying with the undertakings in connection with any regulatory, governmental or third-party consents or approvals for the HBI Acquisition.

•	The risk that unexpected costs will be incurred in connection with the completion and/or integration of the HBI Acquisition or that the integration of its subsidiaries will be more difficult or time consuming than expected.

•	The risk that potential litigation in connection with the HBI Acquisition may affect the timing or occurrence of the HBI Acquisition or result in significant costs of defense, indemnification and liability.

•	A downgrade of the credit rating of our indebtedness, which could give rise to an obligation to redeem existing indebtedness.

•	The inability to retain key personnel.

•	Disruption from the announcement, pendency and/or completion and/or integration of the HBI Acquisition or the integration of the subsidiaries, or similar risks from other acquisitions we may announce or complete from time to time, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships.

•	Our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves,
•	Competition.
•	Membership and revenue declines or unexpected trends.
•	Changes in the beverage industry practices, new technologies, and advances in processing and distillation methods.

•	Increased feedstock costs.

•	Changes in economic, political or market conditions.

•	Changes in federal or state laws or regulations, including changes with respect to income tax reform or government beverage industry programs as well as changes with and any regulations enacted thereunder that may result from changing political conditions, the new administration or judicial actions.

•	Our ability to adequately price products.

•	Tax matters.

•	Disasters or major epidemics.

•	Changes in expected contract start dates.

•	Provider, state, federal, foreign, and other contract changes and timing of regulatory approval of contracts.

•	The difficulty of predicting the timing or outcome of pending or future legal and regulatory proceedings or government investigations.

•	Challenges to our contract awards.

•	Cyber-attacks or other privacy or data security incidents.

•	The possibility that the expected synergies and value creation from acquired businesses, including businesses we may acquire in the future, will not be realized, or will not be realized within the expected time period.

•	The exertion of management's time and our resources, and other expenses incurred, and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third-party consents or approvals for acquisitions.

•	Disruption caused by significant completed and pending acquisitions making it more difficult to maintain business and operational relationships.

•	The risk that unexpected costs will be incurred in connection with the completion and/or integration of acquisition transactions.

•	Changes in expected closing dates, estimated purchase price and accretion for acquisitions.

•	The risk that acquired businesses will not be integrated successfully.

•	Restrictions and limitations in connection with our indebtedness.

•	Availability of debt and equity financing, on terms that are favorable to us.

•	Inflation; and

•	Foreign currency fluctuations.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission (SEC), including quarterly reports on Form 10-Q and current reports on Form 8-K. Item 1A. "Risk Factors" of Part I of this Notes contains a further discussion of these and other important factors that could cause actual results to differ from expectations. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future cultivation, harvesting, distillation and selling, general and administrative costs.

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

Basis of Presentation

S-X 4-01(a)(1) requires financial statements filed with the SEC to be presented in accordance with US GAAP, unless the SEC has indicated otherwise (e.g., foreign private issuers are permitted to use IFRS as issued by the IASB). Regulation S-K Item 10(e) prohibits the inclusion of non-GAAP information in financial statements filed with the SEC.

In practice, some reporting entities choose to provide a “Basis of Presentation,” or similarly titled footnote to disclose that the financial statements are presented in accordance with US GAAP. Other reporting entities choose to include this information in a “Significant Accounting Policies” footnote, as described in FSP 1.1.4.

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

Disclosure of accounting policies

ASC 235, Notes to Financial Statements, states the following regarding accounting policy disclosures:

ASC 235-10-50-3: Disclosure of accounting policies shall identify and describe the accounting principles followed by the entity and the methods of applying those principles that materially affect the determination of financials position, cash flows, or results of operations. In general, the disclosure shall encompass important judgments as to appropriateness of principles relation to recognition of revenue and allocation of asset costs to current and future periods; in particular, it shall encompass those accounting principles and methods that involve any of the following:

I.	A selection form existing acceptable alternative.

II.	Principles and methods peculiar to the industry in which the entity operates, even if such principles and methods are predominantly followed in that industry.

III.	Unusual or innovative applications of GAAP.

Reporting entities are required to describe all significant accounting policies in the financial statements. Determining which accounting policies are considered “significant” is a matter of management judgment. Management might consider materiality of the related account, as well as the requirements of users, such as investors, analysts, financial institutions, and other constituents.

ASC 235 permits flexibility in matters of format (including the location) of the policy footnote, as long as it is an integral part of the financial statements.

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

Cash and Cash Equivalents

Pursuant to the FASB Codification Master Glossary, cash includes currency on hand and demand deposits with banks or other financial institutions. Cash also includes other kinds of accounts that have the general characteristics of demand deposits in that the customer may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty. For purposes of classification in the statement of cash flows, the Master Glossary defines cash equivalents as short-term, highly liquid investments that have both of the following characteristics: (1) they are readily convertible to known amounts of cash, and (2) are so near to maturity that they represent insignificant risk of changes in value due to changes in interest rates. Generally, only investments with original maturities of three months or less qualify under that definition.

Cash and cash equivalents are typically included as a current asset in a classified balance sheet, unless they are (1) restricted as to the withdrawal or use for other than current operations, (2) designated for expenditure in the acquisition or construction of non-current assets, or (3) segregated for the liquidation of long-term debts. Note that, even though they have not been set aside in special accounts, funds that are clearly to be used in the near future for the liquidation of long-term debts, payments to sinking funds, or similar purposes should not be included in current assets, unless the funds can offset maturing debt that has properly been set up as a current liability. A bank overdraft should be classified as a current liability unless it can be offset against free cash balances in the same bank.

Except for the requirement that restricted cash not be classified as a current asset, there are no specific GAAP requirements relating to compensating- balance arrangements. The SEC, however, requires certain disclosures and, if these are significant, they are generally included in the notes to financial statements of all companies-privately held as well as publicly held entities.

The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, when located in the United States of America. In Mexico, the original bank deposit protection fund, Fobaproa, was replaced by the current bank savings protection institute known as IPAB, who protects money up to the value of 400,000 UDIs equivalent to USD 137,400 (as of July 3, 2022) in savings accounts, checking accounts, debit cards, payroll accounts, and certain investment accounts such as term deposits and certificates of deposit.

On September 30, 2021, and December 31, 2020, the Company did not have bank balances exceeding the FDIC and IPAB insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Net Income (Loss) per Common Share

Entities with simple capital structures (i.e., those with only common stock and no potential common stock) are required to present on the face of the income statement basic BPS for income from continuing operations and for net income. The caption "income from continuing operations" encompasses income before the cumulative effect of an accounting change when the cumulative effect of an accounting change is present. Entities with complex capital structures (i.e., those with both common stock and potential common stock) must present on the face of the income statement basic and diluted BPS for the same captions. BPS amounts should also be presented, either on the face of the income statement itself or in the notes to the financial statements, for discontinued operations. Whether such BPS amounts are reported before or net-of-tax should be disclosed. Basic BPS, and if applicable, diluted BPS should be shown for each class of common stock outstanding. Disclosure of cash flow per share amounts is prohibited. BPS data are required for all periods for which income statements or summaries of earnings are presented. If diluted BPS is reported for any period, it must also be presented for all periods-even if diluted BPS is the same amount as basic BPS. If basic 'and diluted BPS are the same for all periods, they may be presented as one line item in the income statement. Note that the terms "basic BPS" and "diluted BPS" may be described differently. The terms such as "earnings per common share" and ''earnings per common share-assuming dilution" are acceptable.

The following disclosures are required for each period for which an income statement is presented:

·	A reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (or other applicable caption when the cumulative effect of an accounting change is present). The reconciliation should include the individual in- come and share amount impact of all securities that affect earnings per share.
·	The effect that has been given to preferred dividends in arriving at income available to common stockholders in computing basic BPS.
·	Securities, including those issuable pursuant to contingent stock agreements, that could potentially dilute basic BPS in the future that were included in the computation of diluted BPS because their effects antidilutive.

For the latest periods for which an income statement is presented, a description. should be provided of any transactions occurring subsequent to the end period but before the financial statements are issued (or available for issue) would have materially changed the number of common shares or potential common shares outstanding, had such transactions taken place before the end of the period. Examples of such transactions include:

·	The issuance or acquisition of common shares
·	Resolution of a contingency pursuant to a contingent stock agreement
·	Conversion or exercise of potential common shares.

 In the period in which a dropdown transaction occurs, disclosure, in narrative form, should be made by a master limited partnership regarding how the rights to the earnings (losses) of the transferred net assets differ before and the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. When prior BPS amounts have been restated in compliance with an accounting standard requiring restatement, the per share effect of the restatement should be disclosed. Likewise, if, because of a stock split or dividend; retroactive adjustments to prior BPS amounts are made, that fact should be disclosed.

Note that if an entity that is not otherwise required to present BPS chooses to disclose such amounts, they must (1) be computed in accordance with the, guidance in FASB ASC 260, (2) be disclosed only in notes to financial statements, and (3) indicate whether the per-share amounts are presented pretax or net of tax.

Sources: FASB ASC 260-10-45 and FASB ASC 260-10-50.

	Nine Months Ended on September 30
	2021	2020
Numerator
Net income (loss) applicable to common shareholders	(1,230,814)	$(3,242,490)
Denominator
Weighted average common shares outstanding, basic	115,739,401	97,081,861
Convertible preferred stock	250,000,000	100,000,000
Convertible promissory notes	—	—
Weighted average common shares outstanding, diluted	365,739,401	197,081,861
Net Income per share - Basic	(0.01)	$(0.03)
Income per shares - Diluted	(0.00)	$(0.02)

Share-Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The subsidiaries merged into the Company used this type of compensation for a significant amount of received services, minimizing, then the use of cash-flow.

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

On March 30, 2021, the FASB issued Accounting Standards Update (ASU) 2021-03, Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events. The amendments in ASU 2021-03 provide private companies and not-for-profit (NFP) entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in FASB Accounting Standards Codification (FASB ASC) 350-20, Intangibles—Goodwill and Other—Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired.

On January 7, 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest (PAI) in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). The discounting transition may also affect collateralized bilateral derivative transactions, not all of which are indexed to a rate that will be discontinued as a result of reference rate reform. ASU 2021-01 is intended to reduce diversity in practice related to accounting for (1) modifications to the terms of affected derivatives and (2) existing hedging relationships in which the affected derivatives are designated as hedging instruments.

On October 2020 the FASB issued ASU- 2020-10, which is effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. The amendments in Section B of this Update improve the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. That reduces the likelihood that the disclosure requirement would be missed. The Board does not anticipate that the amendments in Section B will result in any changes to current GAAP.

The amendments in Section C of this Update are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. The amendments in Section C clarify guidance so that an entity can apply the guidance more consistently.

On September 2020 the FASB issued ASU-2020-09, which was effective on January 4, 2021, but voluntary compliance is permitted in advance of the effective date. This ASU revises certain SEC paragraphs of the FASB’s Accounting Standards Codification (ASC) to reflect, as appropriate, the amended financial statement disclosure requirements in SEC Release 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities. Such ASC amendments address the requirements in:

·	Regulation S-X Rule 13-01 regarding disclosures about guarantors and issuers of guaranteed securities registered or being registered

·	Regulation S-X Rule 13-02 regarding disclosures about a registrant’s affiliates whose securities collateralize any class of securities registered or being registered and the related collateral arrangement

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

The Company incurred a net loss of $1,230,814 for the nine months ended September 30, 2021. Because of the “Amended and Restated Merger Agreement and Plan of Reorganization” dated on June 30, 2021, amending and restating the agreement of September 23, 2021, with Human Brands International, Inc., the Company changed from a working capital deficit to a working capital positive of $6,269,364 on September 30, 2021, and has accumulated losses of $ 15,900,941since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include, obtaining debt or equity capital from various lenders, institutions, and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Cash and Cash Equivalents

Rules 5-02-1 of Regulation S-X states that separate disclosure should be made of the cash and cash items that are restricted regarding withdrawal or usage. The Company didn’t recognize any restriction on the cash and cash equivalents assets as of September 30, 2021, has $44,342 and $111 as of December 31, 2020.

Current Receivables

FASB ASC 310 states that allowance for credit losses should be deducted from the related receivables and appropriately disclosed. FASB ASC 310-10-50-4 requires as applicable, any unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs to be disclosed in the financial statements. Under FASB ASC 825, fair value disclosure is not required for trade receivables when the carrying amount of the trade receivable is due in one year or less. As of September 30, 2021, the Company had Accounts Receivable of $826,297 and $0 as of December 31, 2020. The Company is not expecting any credit losses.

Accounts receivable aged balances

Company	Current	1 - 30	31 - 60	61 - 90	91 and over	Total
Rogue One, Inc	$—	$—	$—	$—	$—	$—
Human Brands International, Inc	245,988	133,000	—	250	—	379,238
CapCity Beverage, L.L.C	39,065	41,568	5,555	26,192	25,370	137,750
Turasu SPR de RL	13,026	—	49,176	40,215	206,892	309,309
TOTAL	$298,079	$174,568	$54,731	$66,657	$232,262	$826,297

Inventory

Rule 5-02.6 of Regulation S-X requires separate presentation in the balance sheet or notes of the amounts of major classes of inventory, such as finished goods, work in process, raw materials, and supplies. Additional disclosures are required for amounts related to long-term contracts or programs.

	Finished Products	Supplies	Biological Assets	Total USD
Location
CapCity Beverages, LLC	$7,276			$7,276
Tequila Armero S.A de CV		94,171		94,171
Industrias Naturales de Tequilas S.A de CV			5,487,607	5,487,607
Sobre Todo Alimentacion	5,976			5,976
Turasu S de PR de RL			1,401,523	1,401,523
	$13,253	$94,171	$6,889,130	$6,996,553

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

Issuer	Symbol	As of September 30, 2021
		Quantity	Book Value	Total Equity Value	Market Value p/share	Market Value Equity as of September 30, 2021

Spirits Time International, Inc. (a.k.a. Sears Oil and Gas, Corporation) [1]	SRSG	3,203,846	$1.23	$3,942,362	$1.20	$3,844,615

Rogue Baron, Plc.[2]	SHNJF	36,247,500	0.096	3,490,500	$0.22	7,829,460
			Total:	$7,432,862		$11,033,306
[1]-https://finance.yahoo.com/quote/SRSG/history?period1=1632787200&period2=1633046400&interval=1d&filter=history&frequency=1d&includeAdjustedClose=true

[2] - https://finance.yahoo.com/quote/SHNJF/history?period1=1632700800&period2=1633046400&interval=1d&filter=history&frequency=1d&includeAdjustedClose=true

Property, Plant and Equipment

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

The Company had $ 315,300 (net of $16,870 depreciation) and $ 0 as of December 31, 2020 respectively in Property, Plant and Equipment, all as a consequence of the business combination, and such assets were valued as fair market value, starting in service for the Company as of July 1, 2021.

Account	Balance as Servicing date - June 30, 2021	Depreciation		Net Value as of September 30, 2021
		Expenses 2021-Q3	Accumulated Depreciation as of September 30, 2021

Equipment	$ 51,057	$ 2,546	$ 2,546	$ 48,511
Furniture & Equipment	27,515	1,372	1,372	26,143
Vehicles	253,274	12,953	12,953	240,321
Total	$ 331,846	$ 16,870	$ 16,870	$ 314,976

Other current Assets

Despite of Rule 5-02-8 of Regulation S-X requires that any amount of current assets in excess of 5% of total current assets be stated separately on the balance sheet or disclosed in the notes, Management decided the present the respective breakdown in the following chart:

Concept
Prepayments	$120,000
Security Deposits - Energy company	2,195
Security Deposits - Rent	3,903
Janon Costley	1,250
Creditable paid IVA	129
Creditable paid IEPS	151
IVA pending	42
IEPS pending	410
Total	$128,080

Other Noncurrent Assets

On September 30, 2021, and December 31, 2020, other noncurrent assets were $0 and $0. The current balance of $0 compared to the balance of $145,000 as of December 31, 2020, is because the Company applied ASC-850-10-05-4, based on the “Amended and Restated Merger Agreement and Plan of Reorganization” dated on June 30, 2021, and then intercompany transactions are offset in both companies, Rogue One, Inc., and Human Brands International, Inc.

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

All subsidiaries goodwill
Mezcal Arte	$294,118
Sobre Todo Alimentacion	655,719
Tequila Armero SA	568,998
Tequila Copter	814,000
Turasu S de PR	2,044,466
Human Brands International, Inc	6,426,939
Total	$10,804,239

The Company keeping a highly conservative criteria in its asset’s measurement, decreased the goodwill on Turasu S de PR in $ 14,418 against Assets Impairment.

Noncontrolling Interests

Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of the Company’s control are recorded in equity, separate from the Company stockholders’ equity.

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

Human Brands was founded in late 2014 with a plan to capitalize in perceived growth prospects in the consumer alcoholic products industry. In recent years Human Brands has focused on the tequila products segment within that industry as management believes that the tequila products segment may offer stronger sales growth opportunities relative to other consumer alcoholic segments. The management of Human Brands follows a “ground to glass” strategy that, in practical terms, means that management attempts to control marketing, sales, and assets throughout the selection of raw materials (the agave plants) and the operation of the manufacturing process. The strategy also involves selection and constant management of the marketing channels, advertising programs, and target marketing strategies. Human Brands has had to confront ever-rising costs for raw materials as agave prices have increased by about 338% since 2016.

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

Transaction Economics

For general information the acquired companies and subsidiaries have recorded sales in the following periods:

Company	Nine Months Ended on September 30, 2021	Twelve Month ended on December 31, 2020	Twelve Month ended on December 31, 2019

Human Brands International, Inc	$1,081,871	$1,878,805	$—
CapCity Beverages, LLC	105,354	52,498	110,244
Sobre Todo Alimentacion S.A de CV		—	—
Turasu S de PR de RL	11,208	—	—
	$1,198,434	$1,931,303	$110,244

Sales within this reporting period are included in the Statement of Operations.

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

1.	Common stock 176,771,962 – (par value $0.001) – Market Value as of September 30, 2021[1] $0.0479 = $ 8,467,377

2.	Preferred Series D 45 shares – (par value $0.00001) – This shares have a conversion right of 5,000,000 : 1 common shares, therefore it implies a potential conversion up to 225,000,000 shares of common stock , which as of September 30, 2021 has a Market Value of $0.0479 then equal to $10,777,500

3.	Based on the foregoing the Company recorded as Commitments and Contingencies as follows:

	Shares Quantity	Shares par value	Allocated to Common Stock once Issued	Market Value	Allocated to APIC once Issued

Shares of Common Stock	176,771,962	$ 0.001	$ 176,772	$ 0.0479	$ 8,290,605
Preferred Shares Series D	45	0.00001	0.00	0
Conversion Right on Series D	225,000,000		225,000		10,552,500
					$ 18,843,105

Acquired Companies and Holdings

Company Name	Holding %
Human Brands International, INC	100
Cap City Beverages, LLC	100
Tequila Armero S.A de CV	51
Industrias Naturales de Tequilas S.A de CV	60
Tequila Copter S.A de CV	55
Sobre Todo Alimentacion S.A de CV	55
Turaso S de PR de RL	51
Mezcal Arte	51

Besides the above-mentioned companies where Rogue One, Inc., holds a controlling majority, included in the acquisition the following companies

Company Name	Holding %
Sabores de la Historia S.A de CV	18.00
Milestone Beverages HK, Ltd.	3.75
Hacienda Capellania S.A de CV	1.00

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
Sobre Todo Alimentacion S.A de CV
Turaso S de PR de RL
Mezcal Arte

The Company adopted the exchange rate every working day published in the following URL: for Mexican Pesos; https://dof.gob.mx/indicadores_detalle.php?cod_tipo_indicador=158&dfecha=30%2F06%2F2021&hfecha=30%2F06%2F2021#gsc.tab=0 this publication is made through the “Diario Oficial de la Federacion (Mexicana)” which is the equivalent to the United States Office of the Federal Register (OFR) and for Sterling pound https://www.exchange-rates.org › Rate › USD › 9-30-2021 1£ = 1.347 USD.

The Company reported the foreign currency accordingly to FASB 830-30-45-3, which literally says “…a.  For assets and liabilities, the exchange rate at the balance sheet date shall be used.….” , which as of September 30, 2021 was M$ 19.815700 = 1 USD and 1£ = 1.347 USD.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following tables set forth the components of the Company’s convertible notes at September 30, 2021 and December 31, 2020:

Schedule of convertible notes payable

	September 30	December 31,
	2021	2020
Principal value of convertible notes:	1,316,584	$1,595,553
Unamortized loan discounts	—	(35,750)
Other convertibles	169,364	—
Total convertible notes, net	1,485,948	$1,559,803

The following table sets forth a summary of change in our convertible notes payable for the six months ended September 30, 2021:

Beginning balance, January 1, 2021	$1,559,803
Amortization of debt discounts	33,750
Issuance of new convertible notes	—
Conversion of principal amounts outstanding into common stock of the Company	(276,969)
Other convertibles	169,364
Ending balance September 30, 2021	$1,485,948

On January 28, 2014, the Company converted $11,000 of a $22,000 convertible note to 245 common shares. The note had been purchased from a former officer of the Company based on the contractual conversion terms per agreement. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $8,263 and $7,119.50 respectively.

On January 5, 2015, the Company executed a promissory note for $20,000. The note bears interest at 6% and has a maturity date of January 5, 2016. It can be converted into common stock at a discount of 30% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015 and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $20,000 and $12,597 respectively.

On January 26, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of January 26, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $28,000 and $0 respectively.

On February 10, 2015, the Company executed a promissory note for $52,500. The note bears interest at 12% and has a maturity date of February 10, 2016. The note can be converted into common stock at a discount of 55% off of the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $52,500 and $76,432 respectively.

On February 10, 2015, its holder sold dated June 30, 2014, a promissory note for $88,500 to a third-party investor and the terms of the note were modified. The note bears interest at 8% and has a maturity date of February 10, 2016. It can be converted into common stock at a discount of 55% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. On March 1, 2021, the holder converted $4,849 in note principal and $6,152 in accrued interest into 999,999 shares of the Company’s common stock. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $0 and $0 respectively.

On February 13, 2015, the Company executed a promissory note for $50,000. The note bears interest at 8% and has a maturity date of February 13, 2016. The note can be converted into common stock at a discount of 30% off the conversion price. The conversion price is the average bid price on the 3 days prior to the date of conversion, but no less than $0.0001. This note was sold to a third party on August 21, 2015, and the terms of the notes were modified. The new note bears interest at 8% and has a maturity date of August 20, 2017. It can be converted into common stock at a discount of 45% off the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $20,000 and $ 33,795 respectively.

On March 17, 2015, the Company executed a promissory note for $28,000. The note bears interest at 12% and has a maturity date of March 17, 2016. The note can be converted into common stock at a discount of 45% off the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion, but no less than $0.0001. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $0 and $ 37,507 respectively.

On March 27, 2015, the Company executed a promissory note for $15,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a discount of 40% off the conversion price. The conversion price is the average closing bid price on the three (3) days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $11,000 and $ 3,539 respectively.

On April 1, 2015, the Company executed a promissory note for $12,000. The note bears interest at 6% and has a maturity date of March 27, 2016. The note can be converted into common stock at a at a rate equivalent to the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $12,000 and $ 6,062 respectively.

On May 28, 2015, the Company executed a promissory note for $23,000. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $23,000 and $ 30,378 respectively.

On August 7, 2015, its holder sold two promissory notes aggregating $46,705 and originating in 2014 to a third-party investor and the terms of the notes were modified. The new note bears interest at 6% and has a maturity date of August 6, 2017. It can be converted into common stock at a discount of 45% off the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $46,705 and $ 26,622 respectively.

On August 21, 2015, the Company executed a promissory note for $30,000. The note bears interest at 6% and has a maturity date of August 21, 2016. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $30,000 and $ 14,208 respectively.

On August 24, 2015, the Company executed two (2) promissory notes, each in the principal amount of $15,000, for an aggregate $30,000. The notes bear interest at 6% and have a maturity date of August 24, 2016. The notes can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is the average closing bid price on the 3 days prior to the date of conversion. The balance of this two notes was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $30,000 and $ 14,188 respectively.

On September 2, 2015, the Company executed a promissory note for $51,414. The note bears interest at 12% and has a maturity date of February 28, 2016. The note can be converted into common stock at a discount of 45% off of the conversion price. The conversion price is the average of the three lowest bid prices during the 20 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $51,414 and $ 63,616 respectively.

On October 27, 2014, the Company executed a promissory note for $52,500. The note bears interest at 12% and has a maturity date of September 4, 2017. It can be converted into common stock at a discount of 45% off the conversion price. The conversion price is the average of the three lowest bid prices during the 10 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $52,500 and $ 49,988 respectively.

On January 1, 2018, the Company executed three promissory notes aggregating $693,819 to settle a legal matter. See Note 9 – Commitments and Contingencies. The notes bear interest at 12% and have a maturity date of July 10, 2018. The notes can be converted into common stock at a discount of 45% off the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. On March 6, 2020, one of the holders entered into a note purchase and assignment agreement whereby $50,000 of note principal was sold to a third-party investor. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $648,877 and $ 220,386 respectively.

On December 12, 2018, the Company issued a convertible promissory note for $25,000. The note bears interest at 8% and has a maturity date of December 12, 2020. The note can be converted into common stock at a discount of 40% off of the conversion price. The conversion price is equal to the lowest bid price during the five trading days prior to the date of conversion. The balance of this note was $25,000 as of September 30, 2021.

On August 8,2014, as described above, a third-party investor purchased $50,000 in note principal from an existing noteholder pursuant to a note purchase and assignment agreement. On October 21, 2020, the holder converted $4,825 in note principal and $4,605 in accrued interest into 3,310,000 shares of the Company’s common stock. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $35,000 and $ 14,000 respectively.

On April 3, 2020, the Company issued a convertible promissory note for $35,000. The note bears interest at 12% and has a maturity date of December 31, 2020. The note can be converted into common stock at a discount of 45% off the conversion price. The conversion price is the lowest bid price during the 25 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $35,000 and $ 11,475 respectively.

On May 26, 2020, the Company issued a convertible promissory note for $15,000. The note bears interest at 12% and has a maturity date of February 26, 2021. The note can be converted into common stock at a discount of 50% off of the conversion price. The conversion price is equal to the lowest bid price during the 30 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $15,000 and $ 4,395 respectively.

On June 8, 2020, the Company issued a convertible promissory note for $11,200. The note was issued with an original issue discount of $1,200, or an effective interest rate of 12%, and has a maturity date of June 8, 2021. The note can be converted into common stock at a discount of 50% off the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $11,200 and $ 0 respectively.

On August 12, 2020, the Company issued a convertible promissory note for $24,000. The note was issued with an original issue discount of $2,500, or an effective interest rate of 11.6%, and has a maturity date of August 12, 2021. The note can be converted into common stock at a discount of 50% off the conversion price. The conversion price is equal to the lowest bid price during the 20 trading days prior to the date of conversion. The balance of this note was posted in the Balance Sheet, account Convertible notes payable for principal and Convertible notes payable – accrued interest -, for interest, the balance as of September 30, 2021, for principal and interest was $24,000 and $ 0 respectively.

As of September 30, 2021, most of the Company’s convertible promissory notes were in default of payment per the terms of their contractual maturity dates. To the best of its knowledge, the Company has not received any formal notices of default, demands for payment or other forms of claim because of these defaults. The Company is accruing interest on these convertible promissory notes at default rates ranging between 12% and 24%.

All the convertible notes were analyzed at the time of their issuance for derivative accounting consideration. In some instances, the Company concluded that a derivative liability existed. The derivative liabilities were measured using the commitment-date stock price. As of September 30, 2021, and December 31, 2020, the Company determined that the fair value of these derivative liabilities totaled $2,934,454 and $2,298,820, respectively.

The value of the derivative liabilities was determined using the following Black-Scholes methodology:

Schedule of fair value of assumptions used

	December 31,	December 31,
	2021	2020

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.05 – 0.07%	0.09 – 0.17%
Expected volatility (3)	253.5 – 415.6%	199.52 – 582.91%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0

(1)	The Company has no history or expectation of paying cash dividends on its common stock.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the promissory notes in effect at the time of issuance.

(3)	The volatility of the Company’s common stock is based on trading activity for the previous contractual term ended at each promissory note issuance date.

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

As of September 30, 2021, the Company did not have any debt discounts related to beneficial conversion features.

As of September 30, 2021, the number of shares of common stock underlying these convertible debentures totaled 168,703,929 shares.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The authorized Series A preferred stock of the Company consists of 69,999,990 shares with a par value $0.00001. As of September 30, 2021, and December 31, 2020, the Company had 10,000,000 shares of its Series A preferred stock issued and outstanding. The majority of the Series A preferred stock entitles the stockholders to 67% overall voting rights.

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

Series E Preferred Stock

The authorized Series E preferred stock of the Company consists of 48 shares with a par value $0.00001. As of September 30, 2021 and December 31, 2020, the Company had 50 and 48 shares of its Series E preferred stock issued and outstanding, respectively.

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

On June 14, 2021, the Company received funding but didn’t issue the 2 shares of Series E convertible preferred stock and 200,000 shares of common stock pursuant to subscription agreements with accredited investors for proceeds of $20,000.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value $0.001. As of September 30, 2021 and December 31, 2020, the Company had 131,678,082 and 101,929,993 shares of its common stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2021, the Company issued 4,917,381 shares of common stock pursuant to subscription agreements with accredited investors for proceeds of $199,380.

During the nine months ended September 30, 2021, the company issued 16,799,999 shares of common stock in connection with the conversion of $185,852 in principal and $505,598 in accrued interest related to its convertible promissory notes.

These issuances were exempt from registration under rule 144.

NOTE 7 – INCOME TAXES

As of September 30, 2021, the Company had net operating loss carry forwards of approximately $17.4 million that may be available to reduce its tax liability through tax year 2039. The Company estimates the benefits of this loss carry forward at $3.6 million if it produces sufficient taxable income. No adjustments to the financial statements have been recorded for this potential tax benefit. The Company has no provisions from income tax in 2020, due to current period losses and full valuation allowance on deferred tax assets.

For the nine months ended September 30, 2021, and 2020, a reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	Nine Months Ended September 30
	2021	2020
Expected expense (benefit) (21%)	$(1,402,488)	$(3,242,490)

Income tax provision (benefit)	(1,402,488)	(3,242,490)
State income taxes, net of federal benefit	—	—
Valuation allowance	1,402,488	3,242,490
Accrued expense (benefit)	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of September 30, 2021, and December 31, 2020:

Schedule of deferred tax

Deferred tax asset attributable to:	September 30	December 31
	2021	2020
Net operating loss carryover	$5,072,195	$3,080,727
Less: valuation allowance	(5,072,195)	(3,080,727)
Net deferred tax asset	$—	$—

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

The following table summarizes the change in the Company’s financial assets and liabilities measured at fair value as of December 31, 2020:

Schedule of Fair Value of Liabilities Measured on Recurring Basis

Fair Value Measurements at Reporting Date Using

		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

December 31
Description	2020	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes embedded conversion option	$ 2,298,820	-	-	$ 2,298,820

Total	$ 2,298,820	-	-	$ 2,298,820

Fair Value Measurements at Reporting Date Using

		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

September 30
Description	2021	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes embedded conversion option	-	-	-	-

Total	-	-	-	-

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the six months ended September 30, 2021:

Schedule of Changes in Derivative Liabilities at Fair Value
Beginning balance, January 1, 2021	-
Change in fair value of embedded conversion features of convertible promissory notes included in earnings	-

Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	-

Ending balance, September 30, 2021	-

 NOTE 9 – COMMITMENTS AND CONTINGENCIES

On September 23, 2020, the Company entered into a Merger Agreement and Plan of Reorganization (the “Acquisition Agreement”) with Human Brands International, Inc., a private corporation organized pursuant to the laws of the State of Nevada (“Human Brands”), pursuant to which, at the effective time, Human Brands shareholders will exchange 100% of the equity in Human Brands in exchange for a majority controlling interest in the Company. The agreement requires the Company to receive FINRA’s approval of a reverse stock split of its common stock. The agreement contains customary terms and conditions including completion of due diligence by the parties and approval by most of the Company’s shareholders and Human Brands shareholders.

On June 30, 2021, the Acquisition Agreement was made effective pending certain closing conditions. Under the terms of the Acquisition Agreement, the Company agreed to issue an aggregate of 45 shares of its Series D preferred stock and an aggregate of 176,771,962 shares of its common stock to acquire all the outstanding capital stock of Human Brands.

NOTE 10 – SUBSEQUENT EVENTS TO SEPTEMBER 30, 2021

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2021 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events.

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

1.       Executive Overview and Outlook

Rogue One, Inc., (together with its subsidiaries, the “Company” or “Rogue”) The Company’s primary operations are conducted by and through its wholly owned subsidiary, Human Brands International, Inc. (the “Subsidiary” or “Human Brands”). The Subsidiary was incorporated in late 2014 and it focuses its limited financial and managerial resources on those segments of the market that it believes may have stronger potential in the retail alcoholic beverage industry. In recent years the Company has honed its focus on the fast-growing retail tequila market.

Based on the Company’s own internal assessments developed without any external or professional evaluation, the Company believes that global tequila market has significant future growth potential. Some have projected that growth may continue for an extended period of time however the Company has relied upon other sources that it believes are reliable.

We employ what we call a ‘ground to glass’ strategy with the goal of controlling sales and assets along every level of the tequila sales chain; from the agave plants in the ground to the cocktail at the bar. We believe that on a long-term basis this will best serve our interests however, our business plan and our strategy has been evaluated internally only by our Board of Directors without the benefit of any third-party evaluation.

As an integral part of this strategy and if circumstances allow, we seek to build a foundation through investment, acquisition, and relationships at each level.  If we are to implement this strategy, we anticipate that we will need to raise a significant amount of additional capital. We cannot assure you that we will be successful in these efforts or if we are successful in implementing our business plans, that we will also achieve and sustain profitability or even sales growth for any period of time. In many respects we are attempting to implement and grow a new business and, in that respect, there can be assurance that, like any new business, that we will.

Operationally, the Company is organized along geographic lines with management teams having responsibility for the business and financial results in each region, the United Mexican States and the United States of America. In general, for a brand of liquor to be imported and be sold in the United States, that brand must be sold through a licensed importer. Our Subsidiary’s subsidiary, CapCity Beverage (“CapCity”), is a U.S. licensed importer and distributor. Because of the way the U.S. liquor laws are set up, an importer is generally the conduit between the brand owner and the distribution customer. Importers will generally buy the product from the brand owner, bring the product into the U.S and then sell directly to distributors. Importers will usually add anywhere from a 5% to 15% margin on the sale.

We believe that having a licensed import company allows our Subsidiary to not only bring in its own products, but it may, if circumstances allow, also include others. Based on our own internal management assessments, undertaken without the benefit of any professional third-party evaluation, this may give our us another layer of potential sales revenue generating opportunities.

Currently, CapCity imports and sells, or has the right to sell, Shinju Japanese Whisky, Copa Imperial, Mazeray, Cote’ Or, Armero, Fervor, Profano, 88 West, Nevele, and Canelo Alvarez’ No Boxing No Life.

A large portion of CapCity’s current focus is on Shinju. Shinju has gained significant traction in the U.S. The Brand is currently sold by CapCity into fifteen U.S. states, many being the largest markets, covering over 60% of the U.S. population. Shinju is also sold on many of the largest online, direct-to-consumer platforms like ReserveBar and Drizly. Currently liquor on these platforms can be sold directly to consumers in 35 U.S. states.

The ‘ground’ level of the Subsidiary’s foundation is agave plants. Tequila cannot be made without the agave plant. Part of our strategy is to plant and own as many agave plants as possible. We believe that the dramatic increase in demand for tequila has made the supply of agave plants more valuable. By our own informal assessment, the price of agave has increased roughly 338% since 2016.  However, there can be no assurance that these trends will continue or if they do continue, that they can be sustained or otherwise result in any benefit to our business.

Source: Development of a Predictive Model for Agave Prices Employing Environmental, Economic, and Social Factors: Towards a Planned Supply Chain for Agave-Tequila Industry, National Library of Medicine- Authors: Walter M. Warren-Vega, et.al. Arun K Bhunia, Academic Editor

Through the Subsidiary, we currently own or manage an aggregate of approximately 400,000 agave plants and we hope that if circumstances allow, we may be able to plant or manage more agave plants in coming years. Once the plants mature the Company will harvest them. Our strategy is to sell t he plants creating significant revenue for the Company or to use in our bulk production to produce tequila which may allow us, if favorable market conditions allow, an ability to better manage our costs.

The next level is the bulk tequila production level. This is the most significant piece of our business. We currently have a production partnership and ownership interest in Hacienda Capellania, a top 15 rated tequila distillery. Their distillery is located at the global epicenter of the tequila industry in the highly regarded highlands region of Jalisco, Mexico.

Our partnership with Capellania includes supply contracts with well-known and award-winning tequila brands, large distilleries, celebrities, athletes, restaurant groups, and retailers. This partnership, under ideal conditions, produces 100,000 to 250,000liters of 100% tequila monthly and if market conditions and our cash resources allow, we hope that we may be able to grow to one (1) million liters of production per month. The timing and extent that these plans may be achieved is subject to significant external risks and our ability to fully implement our business and financial plans.

We are aware that there are roughly only 150 tequila distilleries in the world. As worldwide demand for tequila increases, the distillery supply and value of that supply will continue to increase. However, we face significant competition from many well-established competitors who possess significantly greater financial and managerial resources than we currently have and likely will have in the foreseeable future.

Our third level involves our control and sale of assets is the brand level. Our Subsidiary owns multiple brands including, Tequila Armero, Fervor Mezcal, Profano Mezcal, 88 West Rum, and Nevele. We believe that our ability to “brand” our products may allow us to achieve at least a modest level of marketing control in the future.

Armero and Fervor were recently launched into the U.S. market with an initial focus on the New York and DC markets. The Company utilizes the NY and DC markets as a launch platform for its brands. Over the past few years, through the launch of Shinju Japanese Whisky, our Subsidiary has been able to build a significant customer base in these two markets. This customer base may allow us an ability to develop and brand other products in the future which in turn may allow us to gain a greater market presence in certain markets, if circumstances, market conditions, and our financial resources allow. In that event and if these and other factors are favorable, we may seek to increase sales revenues from the sale of these and related products. AS circumstances allow, we may be able to expand into one or more geographic markets in the United States with the goal of selling the brands at a national level.

If market conditions are favorable and if sufficient financial resources are available, we may launch new products, namely, Profano, 88 West, and Nevele under the same strategy in the future. These branded products may provide us with some degree of diversification and possibly profit potential.

We are also employing a strategy of taking ownership interest in brands to make the tequila for third parties. With the growth and profile of tequila intensifying, the demand for private-label production is increasing, especially from celebrities and influencers. Currently, a significant part of the Subsidiary’s business is producing and developing brands for third parties. If circumstances allow, we may seek to retain partial ownership in those brands.

We are aware that launching a product brand is an intensely competitive and difficult strategy and there can be no guarantee of success or, if it later becomes successful, that it is not preceded by heavy losses and negative cash flow for an extended period of time. But we believe that such efforts may be entirely worthwhile. We have noted that in recent years some have sold their branded product lines to other, larger market competitors.

The fourth level of our Subsidiary’s business is the import/export level. In general, for a brand of liquor to be imported and be sold in the United States, that brand must be sold through a licensed importer. Our Subsidiary’s subsidiary, CapCity Beverage (“CapCity”), is a U.S. licensed importer and distributor. Because of the way the U.S. liquor laws are set up, an importer is generally the conduit between the brand owner and the distribution customer. Importers will generally buy the product from the brand owner, bring the product into the U.S and then sell directly to distributors. Importers will usually add anywhere from a 5% to 15% margin on the sale.

2.       Discussion on Results of Operations

Worldwide Net sales were $ 1,198,434 for the nine-months ended on September 30, 2021, and no sales were in the same period as of September 30, 2021. The reason for that was the merge with Human Brands, including its subsidiaries, was concluded on June 30, 2021.

It is important to include into the considerations on commercial activities in the US that, more than 110,000[1] eating and drinking establishments closed in 2020 and additional 80,000[2] have temporarily or permanently closed in 2021.

3.       Discussion of Segment Results

The Company markets its products in two countries, Mexico and the US in two products segments: Alcoholic beverages and finished bulk lot tequila. The Company evaluates segment performance based on several factors, including Operating profit.

Alcoholic beverages and finished bulk lot tequila

For the Nine-Months ended on September 30, 2021

Mexico
Wholesale market	$1,081,871
Retail market	11,208
USA
Wholesale market	105,354
Total:	$1,198,434
Operating profits	178,755
% of Net Sales	14.92%

4.       Non-GAAP Financial Measure

Generally, the Company uses non-GAAP measures for internal budgeting, segment evaluation and understanding of overall performances. However, related to Sales the Company adopted ASC 605 and ASC 606 for all measurement and analysis, therefore the Company believes that no reconciliation of Net Sales (GAAP) is needed to non-GAAP measures for the Company.

5.       Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be not enough to meet foreseeable business operating and recurring cash needs (including costs emerging from the June 30, 2021, Merger Agreement and Plan of Reorganization – the “Acquisition Agreement” -). To solve this bottleneck the Company is negotiating with private investors, interested on acquiring shares of the Company common stock.

Cash Flow

Net cash provided by operations as of the nine-month period ended on September 30, 2021, $ 1,013,523 compared to ($101,408) used as of December 31, 2020. Net cash provided by operations for the nine-month period ended on September 30, 2021, increase due to strong operating earnings (partially offset by the impact of the Net profit attributable to noncontrolled interest) and the increase in the extended payments facilities provided by vendors in the normal course of business. The short period from the Acquisition Agreement, and the nine-month period ended on September 30, 2021, does not allow further comments.

6.       Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

7.       Managing Foreign Currency, Interest Rate, Commodity Prices and Credit Risk Exposure

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed in both countries (Mexico and USA) by utilizing a number of techniques, including working capital management, selling price increases, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies. The Company’s treasury and risk management policies prohibit the use of derivatives for speculative purposes and leveraged derivatives for any purpose.

The sensitivity of our financial instruments to market fluctuations is discussed hereto, see Note 1 Sub-Section Basis of Presentation and Disclosure of accounting policies and Fair Value of Financial Instruments and Note 8 Fair Value Measurements.

8.       Critical Accounting Policies and Use of Estimates

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for shipping and handling costs and inventories. The Company reports such costs, primarily related to outbound freight in the Consolidated Statements of Income as a component of Operational Expenses. Accordingly the Company’s Gross profit margin is not comparable with the gross profit margins of those companies that include shipping and handling in cost of sales. If such cost had been included in Cost of Sales, Gross profit margin would have decreased by 21 bps.

The Company accounts for inventories on ready-to-market products using the first-in-, first-out (“FIFO”) method. There would have been no material impact on reported earnings for the nine-month period ended on September 30, 2021, had all inventories been accounted for under the FIFO method.

As of September 30, 2021, the Company has 377,105 agave plants in the ground. This number does not include the additional “hijuelos” which are baby agave shoots that grow around the main plant. We do not include the hijuelos as part of the assets on our balance sheet, but they are viable agave plants and can be sold in the future.

The Company’s subsidiaries acquired plants, or planted agave, between the years of 2018-2020. The Company will look to harvest and sell much of the agave planted in 2018 and early 2019 in the 2022 calendar year. The Company intends to do this not only as a source of revenue, but primarily to help pay down a majority of its liability owed to its agave partner in its subsidiary of Comercializadora Agave Weber SA de CV.

When valuing our agave plants, we take into account multiple factors:

•	When the plant was planted – the age
•	The size (based on its age)
•	The average price per kilogram in the market

The price, or value of an agave plant, is based on its weight – a cost per kilogram. As a plant is in the ground it continues to grow, increasing in weight and value. This is a factor we take into consideration when placing a value on our plants.

The growth of a plant can vary over its lifecycle. Once harvested the weight of a plant can be anywhere from 36kgs to 136kgs. Many factors play into this – the soil, climate, how they are farmed, etc.

The argument for ‘when’ the agave should be harvested is a much-debated topic in the tequila industry. It has been a generally accepted opinion that the agave used in tequila should not be harvested until it has been in the ground for 6 – 8 years. However, because of the growth in demand for tequila, and the lack of supply to keep up, many farmers are now harvesting the plants at 4 – 5 years.

In our calculations, we factor in an average growth rate per year and subsequently per quarter. We derived this rate by taking the average weight of the plant at harvest (32kgs) and divided it by the ‘standard’ number of years the agave is in the ground (7 years).

Using a seven-year standard, along with the average weight, we calculate that our agave plants grow at an average of 4.5kgs per year. The 4.5kgs per year is used in our calculations, which breaks down to 1.125kgs per quarter.

The final piece in our value calculation, and the key piece, is the price per kilogram. Prices can fluctuate due to the supply/demand economic forces. In making our value calculations we generally use a per year average price, using the most conservative price based on what the industry pays on an average basis.

Through multiple industry data points the current price per kilogram average sits at MX$29/kg.

Depending on having the proper funding, the Company will look to continue to plant agave each year to backfill the plants being sold. If proper capital is not available, the Company may hold off on making new investment in plants and put its time and capital on quicker revenue generating opportunities like bulk tequila production.

With the continued growth in the demand for tequila, the Company foresees a continuing need for supply of agave, which should maintain the higher prices paid by customers for the plants. The Company sees this as a very valuable opportunity, but sufficient capital will be needed to sustain this model.

9.       Goodwill Impairment

To comply with the requirements of S-K303(a)(3)(ii), the Company understand that shareholders may requires a description of, at the time this filing is made, some known uncertainties, and at the same time ensuring that investors are provided with information that allows for an assessment of the probability of a future material impairment charge.

While best efforts were made to move forward with both “Tequila Copter” to develop a re-launch the Museo project in Puerto Vallarta, Mexico and the “Boludo” project in Guadalajara, Mexico, the effects of the global pandemic made it extremely difficult to move forward with both projects as planned as of 2021-Q3. There are still opportunities move forward with similar projects with each entity, which the Company is currently exploring.

Based on the foregoing the Company understand that a Goodwill impairment would be recorded in an estimated amount of $1,677,116.

10.    The Company’s Performance and Goals

With limited funding the Company must rely on partnerships with active distilleries to produce and supply its bulk tequila turns. The downside to having to rely on a partnership is the distillery partner receives a majority of the profit from a turn. The Company’s long-term goal, with adequate funding, is to eventually own a distillery outright. This would provide the Company with more control over the production timing and give the Company 100% of the margin/profit on a bulk sale.

In 2021, in order to diversify and expand its production capabilities, the Company partnered with a second distillery, El Patriota. This gave the Company access to more available turns.

On one bulk production turn, roughly 25,000 liters, the cost to produce that turn is on average $120,000. This includes all costs that go into making 25,000 liters, including the agave, utilities, labor, water, among others. Economic forces can make these costs more or less expensive.

On a 25,000 liter turn it generally takes on average 30-45 days from start to sale. This timeline can vary, quicker or longer, based on some factors out of our control. For example, the CRT (Tequila Regulatory Commission) monitors and regulates all sale of tequila. There are times when their schedule and availability plays a role in how fast a sale can happen. Although the CRT can cause delays on the timing of a sale, having the CRT, by law, involved in the process ensures a fair, safe, and equitable process for both the seller and buyer. This process ensures that we will be paid on each turn.

To date the Company has been funding its bulk turns through private financing. With limited funding available the Company has averaged 1-3 turns per month. The Company has the availability to do more turns, but additional financing is needed. The Company’s goal, with additional financing, would be to have 5-6 turns producing each month.

Although the profit margins are small, the sales can happen quickly and on a large scale. If additional funding is available the Company will look to increase its production to a consistent number of turns per month which would generate significant revenue for the Company.

Going forward, the Company has a goal of establishing its own distillery. This would allow the Company to take 100% of the profits from each bulk sale. Currently, based on market prices, the net profit is roughly $55,000 per turn.

In Q3 Armero and Fervor were well-received in the market as the Company’s limited inventory sold out within two months. With its initial success the Company sees a greater opportunity with these brands, but additional funding is needed to continue sales of these brands in the market. The first production run of Amero and Fervor was limited as it was seen as a ‘market test’. A much larger production run will be needed to fill the initial demand in the market and additional capital is needed to do the production. Along with that, more marketing dollars will be needed to support the brands. If the Company cannot obtain the necessary funding for the brands, the Company will have to put further expansion and sales of these brands on hold.

The Company understands that margins as an importer are slim. An importer must rely heavily on moving a large volume of product through its level for it to be profitable. Currently CapCity is only importing Shinju on a larger scale and Armero and Fervor on a smaller scale. The volume is still not at the levels for CapCity to be consistently profitable.

The Company understands this and if in the future the model is not sustainable the Company will look to close CapCity. However, having a Federal Import License is valuable and gives the Company additional control over the full process on the sale of liquor into the United States. As an importer the Company can minimize and control certain costs that occur on the importation of its own brands. The Company believes this is a valuable piece that many brands do not have.

[space intentionally left blank]

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

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

[1] https://finance.yahoo.com/quote/ROAG/history?period1=1625011200&period2=1625097600&interval=1d&filter=history&frequency=1d&includeAdjustedClose=true

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunder duly authorized.

ROGUE ONE, INC.

February 14, 2023, By: /s/ Joe E. Poe, Jr.

Name: Joe E. Poe, Jr.

Title: Chief Executive Officer (Principal Executive Officer)